Form 10-Q
period 1996-03-31
LASALLE RE HOLDINGS LTD
filed 1996-11-25
CIK 1001384

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                                --------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number 0-27216
                                               -------



                          LaSalle Re Holdings Limited
            (Exact name of registrant as specified in its charter)

                   Bermuda                        Not applicable
         --------------------------------   -------------------------
          (State or other jurisdiction of         (IRS Employer
         incorporation or organization)      Identification Number)


        Continental Building, 25 Church Street, Hamilton HM12, Bermuda
        --------------------------------------------------------------
                   (Address of principal executive offices)


                                 441-292-3339
                                 ------------
             (Registrant's Telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] Not applicable [_]


The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of May 10, 1996 was 14,397,720.


================================================================================

================================================================================


                          LaSalle Re Holdings Limited
                              INDEX TO FORM 10-Q

                        PART I - FINANCIAL INFORMATION


                                                                            Page
                                                                            ----
ITEM 1. Unaudited Consolidated Financial Statements.

        Consolidated Balance Sheets
        March 31, 1995 and September 30, 1995............................     3

        Consolidated Statements of Operations
        Three Months and Six Months Ended March 31, 1996 and 1995........     4

        Consolidated Statements of Shareholders' Equity
        Three Months and Six Months Ended March 31, 1996 and 1995........     5

        Consolidated Statements of Cash Flows
        Six Months Ended March 31, 1996 and 1995.........................     6

        Notes to Unaudited Consolidated Financial Statements.............     7

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations....................     8



                          PART II - OTHER INFORMATION



ITEM 1. Legal Proceedings................................................    17

ITEM 2. Changes in Securities............................................    17

ITEM 3. Defaults upon Senior Securities..................................    17

ITEM 4. Submission of Matters to a Vote of Security Holders..............    17

ITEM 5. Other information................................................    17

ITEM 6. Exhibits and Reports on Form 8-K.................................    17

Signatures  .............................................................    18





================================================================================

                          LaSalle Re Holdings Limited

                          Consolidated Balance Sheets
               (Expressed in thousands of United States Dollars)


================================================================================

                                                               March 31, 1995    September 30, 1995
Assets

Cash and cash equivalents                                             $43,648               $82,360
Investments held as available for sale at fair value                  433,254               440,065
(amortized cost $434,520: $441,705)
Accrued investment income                                              13,242                15,803
Reinsurance balances receivable                                       127,306                86,146
Deferred acquisition costs                                             15,620                10,708
Other assets                                                            2,045                 1,485
                                                                 -------------         -------------

Total assets                                                         $635,115              $636,547
                                                                 =============         =============

Liabilities

Reserve for losses and loss expenses                                  $60,154               $66,654
Unearned premium reserve                                              129,984                87,885
Other liabilities                                                      10,143                 6,197
Dividend payable                                                        3,600                75,000
                                                                 -------------         -------------

Total liabilities                                                     203,881               235,736
                                                                 -------------         -------------

Minority interest                                                     158,942               147,389
                                                                 -------------         -------------
Shareholders' equity

Share capital                                                          14,398                14,398
(authorized, 100,000,000, par value $1.
issued & outstanding, 14,397,720 par value $1)
Additional paid in capital                                            221,968               221,968
Unrealized gain (loss) on investments                                    (802)               (1,039)
Retained earnings                                                      36,728                18,095
                                                                 -------------         -------------
Total shareholders' equity                                            272,292               253,422
                                                                 -------------         -------------
Total liabilities, minority interest and
shareholders' equity                                                 $635,115              $636,547
                                                                 =============         =============


See accompanying notes to unaudited consolidated financial statements.

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Operations
    (Expressed in thousands of United States Dollars, except share and per share data)

================================================================================

                                                Three Months Ended            Six Months Ended
                                          March 31, 1996 March 31, 1995  March 31, 1996 March 31, 1995
Revenues

Premiums written                              $132,572        $137,205        $145,191       $140,837
Change in unearned premiums                    (78,925)       $(91,861)        (42,099)      $(66,810)
                                           -----------    ------------     -----------    -----------
Net premiums earned                             53,647          45,344         103,092         74,027

Net investment income                            6,416           6,126          12,588         11,711
Net realized gains/(losses) on investments         (17)              0              14             (1)
                                           -----------    ------------     -----------    -----------
Total revenues                                  60,046          51,470         115,594         85,737
                                           -----------    ------------     -----------    -----------
Expenses

Losses and loss expenses incurred               18,354          13,482          34,235         14,054
Underwriting expenses                            7,208           5,000          13,707         10,606
Operational expenses                             2,727           1,656           5,168          2,672
Corporate expenses                                  58               0             911           (205)
Interest expense                                    56               0             108              0
Exchange loss (gain)                               311            (802)            833           (807)
                                           -----------    ------------     -----------    -----------
Total expenses                                  28,714          20,316          54,962         26,320
                                           -----------    ------------     -----------    -----------
Net income after minority interest              31,332          31,154          60,732         59,417
Minority interest                               11,552          11,418          22,661         21,776
                                           -----------    ------------     -----------    -----------
Net income before minority interest             19,780          19,736          38,071         37,641
                                           ===========    ============     ===========    ===========
Net income per common share                      $1.31                           $2.55
                                           ===========                     ===========
Dividend declared per common share               $0.25                           $0.25
                                           ===========                     ===========
Weighted average number of common shares
and common share equivalents outstanding    23,971,080                      23,855,930
                                           ===========                     ===========

See accompanying notes to unaudited consolidated financial statements.         4

                          LaSalle Re Holdings Limited

          Consolidated Statements of Changes in Shareholders' Equity (Expressed in thousands of United States Dollars, except share and per share data)

--------------------------------------------------------------------------------

                                                                Three Months Ended                Six Months Ended
                                                           March 31, 1996  March 31, 1995   March 31, 1996   March 31, 1995

Common shares par value $1
Balance at beginning of period                                 $14,396         $14,396          $14,396          $14,396
issuance of shares                                                   0               0                0                0

                                                           -----------     -----------      -----------      -----------
Balance at end of period                                       $14,396         $14,396          $14,396          $14,396
                                                           ===========     ===========      ===========      ===========

Additional paid in capital
Balance at beginning of period                                $221,958        $221,945         $221,958         $221,945
Proceeds on issue of shares in
excesss of par value                                                 0               0                0                0

                                                           -----------     -----------      -----------      -----------
Balance at end of period                                      $221,958        $221,945         $221,958         $221,945
                                                           ===========     ===========      ===========      ===========

Unrealized loss on investments
Balance at beginning of period                                  $3,564        $(15,333)         $(1,039)        $(11,836)
Unrealized gain (loss) in period                                (4,366)          7,421              237            3,924
                                                           -----------     -----------      -----------      -----------
Balance at end of period                                         $(802)        $(7,912)           $(802)         $(7,912)
                                                           ===========     ===========      ===========      ===========
Retained earnings
Balance at beginning of period                                 $20,548         $36,846          $18,095          $18,941
Net income                                                      19,780          19,736           38,071           37,641
Dividends:paid by subsidiary, prior to the Exchange Offer            0         (30,000)         (25,000)         (30,000)
          minority's share of dividends                              0          10,995            9,162           10,995
Dividends ($0.25 per share)                                     (3,600)              0           (3,600)               0

                                                           -----------     -----------      -----------      -----------
Balance at end of period                                       $36,728         $37,577          $36,728          $37,577
                                                           ===========     ===========      ===========      ===========

Total shareholders' equity                                    $272,292        $266,006         $272,292         $266,006
                                                           ===========     ===========      ===========      ===========


See accompanying notes to unaudited consolidated financial statements.        5

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Cash Flows
               (Expressed in thousands of United States Dollars)

============================================================================================
                                                            Six Months Ended
Cash flows from operating activities             March 31, 1996              March 31, 1995
Net income after minority interest                      $38,071                     $37,641

Adjustments to reconcile net income to
cash provided by operating activities:
Minority interest in net income                          22,661                      21,776
Amortization of investment premium                        2,150                       2,198
Net gain on sale of investments                              (9)                         (5)
Unrealized loss (gain) on foreign exchange                  377                      (1,724)
Reinsurance balances receivable                         (41,889)                    (62,757)
Deferred acquisition costs                               (4,912)                     (8,143)
Accrued interest                                          2,561                         973
Other assets                                               (580)                       (192)
Reserve for losses and loss expenses                     (5,149)                      1,355
Reserve for unearned premium                             42,099                      66,810
Other Liabilities                                         1,853                         864
                                                  -------------               -------------
Cash provided by operating activities                    56,243                      58,796
                                                  -------------               -------------
Cash flows from investing activities

Purchase of investments                                 (70,518)                    (50,555)
Net purchases of short term investments                       0                      (9,997)
Proceeds on the sale of marketable securities            53,053                      15,000
Proceeds on the maturity of marketable
 securities                                              12,500                           0
                                                  -------------               -------------
Cash provided by (applied to) investing
 activities                                               5,045                     (35,552)
                                                  -------------               -------------
Cash flows form financing activities

Dividends paid by subsidiary, prior to the
 Exchange Offer                                        (100,000)                    (30,000)
                                                  -------------               -------------
Cash applied to financing activities                   (100,000)                    (30,000)
                                                  -------------               -------------

Net decrease in cash and cash equivalents               (35,712)                     (6,756)

Cash and cash equivalents at beginning of period         82,360                      18,096
                                                  -------------               -------------
Cash and cash equivalents at end of period              $43,548                     $11,342
                                                  =============               =============

See accompanying notes to unaudited consolidated financial statements.

                          LaSalle Re Holdings Limited

                  Notes to Consolidated Financial Statements

================================================================================

1.   General

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Prospectus dated November 20, 1995 (Registration No. 33-97304).

Unless the context otherwise requires, references herein to the "Company" include LaSalle Re Holdings Limited and its subsidiary, LaSalle Re Limited ("LaSalle Re").

Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year, in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

LaSalle Re was incorporated in Bermuda in October 1993 and initially capitalized by several institutional and other investors (the "Founding Shareholders") with
373.1 million. LaSalle Re Holdings Limited was incorporated in Bermuda in September 1995. During the quarter ended December 31, 1995, the Company and LaSalle Re consummated an offer (the "Exchange Offer") pursuant to which, among other things, the Founding Shareholders exchanged their capital stock of LaSalle Re for common shares of the Company (the "Common Shares") and, in certain circumstances, exchangeable non-voting shares of LaSalle Re (the "Exchangeable Non-Voting Shares"). The Exchangeable Non-Voting Shares are held by certain Founding Shareholders who would otherwise hold, or cause another shareholder to hold, directly, indirectly or constructively, in excess of 9.9% of the voting power of the Company or LaSalle Re. The Exchangeable Non-Voting Shares are exchangeable, at the option of the holder, for Common Shares on a one-for-one basis, unless the board of directors of the Company determines such exchange may cause actual or potential adverse tax consequences to the Company or any shareholder. The Exchangeable Non-Voting Shares will at all times rank as to assets, dividends and in all other respects on a parity with the common shares of LaSalle Re, except that they do not have the right to vote on any matters except as required by Bermuda law and in connection with certain actions by the Company.

During the quarter ended December 31, 1995, the Company and certain Founding Shareholders also consummated an initial public offering of 4,312,500 Common Shares (the "Offerings"), and LaSalle Re redeemed certain of its common shares from its shareholders (the "Redemption").

Since the consummation of the Exchange Offer, the Offerings and the Redemption, the Company has owned 100% of the outstanding voting stock of LaSalle Re, which constitutes approximately 63% of the outstanding capital stock of LaSalle Re. During the quarter ended December 31, 1995, LaSalle Re paid dividends of $75 million and $25 million to holders of its capital stock prior to the Exchange Offer.

The Exchange Offer was accounted for as a pooling of interests. The consolidated financial statements include the results of the Company and the Company's share of LaSalle Re for all periods presented.

================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

The following is a discussion and analysis of the Company's financial condition as of March 31, 1996 and the results of operations for the three months and six months ended March 31, 1996 and 1995. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and its subsidiary, LaSalle Re and the audited consolidated financial statements and notes thereto contained in the Company's Prospectus dated November 20, 1995 (Registration No. 33-97304)

General

LaSalle Re was incorporated under the laws of Bermuda in October 1993 and commenced operations on November 22, 1993. LaSalle Re was initially capitalized with $373.1 million provided through the private sale of common shares and special non-voting shares to the Founding Shareholders. In contemplation of the Offerings, the Company was organized as a holding company for all of the outstanding voting common shares of LaSalle Re. Immediately prior to the completion of the Offerings, an Exchange Offer was consummated, pursuant to which the Founding Shareholders exchanged their capital stock of LaSalle Re (other than capital stock of LaSalle Re that was redeemed by LaSalle Re in the Redemption) for Common Shares and, in certain circumstances, Exchangeable Non-Voting Shares. The Exchangeable Non-Voting Shares are held by certain Founding Shareholders who would otherwise hold, or cause another shareholder to hold, directly, indirectly or constructively, in excess of 9.9% of the voting power of the Company or LaSalle Re. The Exchangeable Non-Voting Shares are exchangeable, at the option of the holder, for Common Shares on a one-for-one basis, unless the Board determines such exchange may cause actual or potential adverse tax consequences to the Company or any shareholder. Immediately following the completion of the Offerings, LaSalle Re consummated the Redemption, pursuant to which it redeemed from certain selling shareholders capital stock of LaSalle Re at a price per share that was equivalent to the initial public offering price per Common Share (less the underwriting discount and commissions).

Since the consummation of the Exchange Offer, the Offerings and the Redemption, the Company has owned 100% of the outstanding voting stock of LaSalle Re, which constitutes approximately 63% of the outstanding capital stock of LaSalle Re.

The Company writes property catastrophe reinsurance on a worldwide basis through its subsidiary, LaSalle Re. Property catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Therefore, there can be significant volatility in the Company's results from fiscal quarter to quarter and fiscal year to year. In addition, as a result of the Company's limited operating and claims history, the financial data included herein are not necessarily indicative of the financial condition or results of operations of the Company in the future.

Results of Operations - for the three months ended March 31, 1996 and 1995

Net premiums written for the quarter ended March 31, 1996 were $132.6 million compared to $137.2 million for the quarter ended March 31, 1995, a decrease of 3.4%. The Company does not purchase retrocessional protection therefore, there is no difference between gross and net premiums written. For the three months ended March 31, 1996, property catastrophe premiums written by the Company in the United States decreased 21.7% to $42.9 million from $54.8 million for the three months ended March 31, 1995. The decrease is a combination of a restructuring of reinsurance programs by cedants, a modification by the Company in the mix of clients and rate reductions. International property catastrophe premiums written by the Company increased 11.1%

================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

to $77.6 million from $69.8 million, which reflects increased penetration in major geographic zones in accordance with the Company's business plan. Other lines of business increased 20.2% to $12.1 million from $10.1 million. Reinstatement premiums for the quarter ended March 31, 1996 totaled $1.3 million and related primarily to Hurricanes Luis and Marilyn and European storms. In the quarter ended March 31, 1995, reinstatement premiums were $0.9 million and related primarily to adjustments on the Northridge, California earthquake loss reserves.

Net premiums earned for the quarter ended March 31, 1996 were $53.6 million compared to $45.3 million for the same quarter in 1995. The 18.3% increase was due to the overall increase in premiums written in the third and fourth fiscal quarters of 1995 compared to 1994. Premiums on property catastrophe excess of loss contracts are earned on a pro rata basis over the period coverage is provided, which is generally 12 months. Under proportional property catastrophe contacts, the risks, underlying the contracts incept throughout the policy period and premiums generally are earned over 18 months.

Net investment income increased 4.7% to $6.4 million for the quarter ended March 31, 1996 from $6.1 million for the quarter ended March 31, 1995. The increase was attributable to a larger average investment base in the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. Annualized investment income as a percentage of the average market value of invested assets was 5.6% for both the 1996 and 1995 period.

Net realized losses on investment were $0.02 million during the quarter ended March 31, 1996 compared to $0.0 million net gains or losses during the quarter ended March 31, 1995. In accordance with generally accepted accounting principles, unrealized gains and losses on the Company's investment portfolio are not recognized in the Company's consolidate results of operations but are reflected as a separate component of shareholders' equity.

The following table sets forth the Company's combined ratios for the three-month periods ended March 31, 1996 and 1995:



                                              Quarter Ended

                                   March 31, 1996       March 31, 1995
                                 ---------------------------------------

Loss and loss expense ratio            34.2%               29.7%

Expense ratio                          18.5%               16.9%

Combined ratio                         52.7%               46.6%


Losses and loss expenses incurred represents losses paid and reserves established in respect of specific losses and loss expenses reported by cedents and expected loss development and additions to incurred-but-not-reported loss reserves.

The Company incurred losses and loss expenses of $18.4 million during the quarter ended March 31, 1996 compared with $13.5 million during the quarter ended March 31, 1995. The main components of losses and loss expenses incurred during the quarter ended March 31, 1996 relate to a strengthening in reserves of $10.3 million for Hurricanes Luis and Marilyn and $1.5 million for


================================================================================
                                                                               9

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

Norwegian floods. Other losses incurred in the quarter include international and United States winter storms of $1.2 million and a satellite loss of $1 million. Losses and loss expenses incurred in the quarter ended March 31, 1995 included $6.7 million for the Kobe, Japan earthquake, $4.7 million for a per risk fire loss and $1.9 million for losses relating to a variety of world wide losses reported under proportional contracts.

The expense ratio includes underwriting expenses and operational expenses. Underwriting expenses include brokerage, commissions, excise taxes and other costs related to underwriting reinsurance contracts. Underwriting expenses as a percentage of net earned premiums were 13.4% for the quarter ended March 31, 1996 compared to 13.2% for the quarter ended March 31, 1995.

Operational expenses as a percentage of earned premiums were 5.1% during the quarter ended March 31, 1996 compared with 3.6% for the quarter ended March 31, 1995. The increase is primarily due to increased staff at the executive level and increased fees under the Administrative Services Agreement between the Company and Aon Risk Consultants (Bermuda) Ltd.

Corporate expenses were $0.06 million during the quarter ended March 31, 1996 compared with $0.0 million in the quarter ended March 31, 1995. Corporate expenses included costs associated with the Offerings, other than the underwriting discount. All corporate expenses are charged to income in the period they are incurred.

Interest expense was $0.06 million during the quarter ended March 31, 1996 compared with $0.0 million in the quarter ended March 31, 1995. Interest expense in the quarter relates to ongoing commitment fees payable on the Company's credit facility. As at March 31, 1996, there were no borrowings under this facility.

Foreign exchange losses in the quarter ended March 31, 1996 were $0.3 million compared to gains of $0.8 million in the quarter March 31, 1995. The losses in the quarter were primarily due to the weak performance of Sterling against the United States dollar. Foreign exchange losses in the quarter were partially mitigated through the use of foreign currency contracts. In the quarter ended March 31, 1995, the Company experienced foreign currency gains as a result of the United States dollar depreciation against Sterling.

The Company's net income per share was $1.31 for the quarter ended March 31, 1996.

Results of Operations - for the six months ended March 31, 1996 and 1995

Net premiums written for the six months ended March 31, 1996 were $145.2 million compared to $140.8 million for the six months ended March 31, 1995, an increase of 3.1%. The increase in premiums written was due to new, renewal and adjustment premiums in the first three months of the period which more than offeset the decrease in premiums written in the second three months of the period. Reinstatement premiums for the six months totaled $3.1 million and related primarily to Hurricanes Marilyn, Luis, Opal, and European storms. In the six months ended March 31, 1995, reinstatement premiums were $0.8 million and related primarily to adjustments on the Northridge, California earthquake loss reserves.

Net premiums earned for the six months ended March 31, 1996 were $103.1 million compared to $74.0 million for the same period in 1995. The 39.3% increase was due to the overall increase in premiums written in the third and fourth fiscal quarters of 1995 compared to 1994.


================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

Net investment income increased 7.5% to $12.6 million for the six months ended March 31, 1996 from $11.7 million for the six months ended March 31, 1995. The increase is attributable to a larger average investment base in the six months ended March 31, 1996 compared to the six months ended March 31, 1995. Annualized investment income as a percentage of the average market value of invested assets was 5.4% for both the 1996 and 1995 period.

Net realized gains on investments were $0.01 million during the six months ended March 31, 1996 compared to negligible net losses during the six months ended March 31, 1995.

The following table sets forth the Company's combined ratios for the six-month periods ended March 31, 1996 and 1995:

                                               Six Months Ended

                                     March 31, 1996      March 31, 1995
                                --------------------------------------------
Loss and loss expense ratio               33.2%               19.0%

Expense ratio                             18.3%               17.9%

Combined ratio                            51.5%               36.9%


The Company incurred losses and loss expenses of $34.2 million during the six months ended March 31, 1996 compared with $14.1 million during the six months ended March 31, 1995. Losses and loss expenses incurred during the six months ended March 31, 1996 included $6.5 million for German hailstorms, $1.6 million for Norwegian floods, international and United States winter storms of $1.5 million, various risk losses totaling $2.1 million and a satellite loss of $1 million. There was a strengthening in reserves of $13.7 million for Hurricanes Marilyn and Luis. Losses and loss expenses incurred in the six months ended March 31, 1995 included $6.7 million for the Kobe, Japan earthquake, $4.7 million for a per risk fire loss and $1.9 million for losses relating to a variety of world wide losses reported under proportional contracts.

Underwriting expenses as a percentage of net premiums earned were 13.3% for the six months ended March 31, 1996 compared to 14.3% for the six months ended March 31, 1995. The reduction is due to the structure of the underwriting profit commission accrual under the Underwriting Services Agreement between the Company and CNA (Bermuda) Services Ltd. Underwriting expenses for the six months ended March 31, 1995 included an annual profit commission accrual as significant losses incurred in early 1994 prevented an earlier accrual of the annual profit commission. Underwriting expenses for the six months ended March 31, 1996 only included a six month allocation of profit commission since the conditions for an underwriting profit commission accrual continued to be met.

Operational expenses as a percentage of earned premiums were 5.0% during the six months ended March 31, 1996 compared with 3.6% for the six months ended March 31, 1995. The increase was primarily due to increased staff at the executive level and increased fees under the Administrative Services Agreement between the Company and Aon Risk Consultants (Bermuda) Ltd.

Corporate expenses were $0.9 million during the six months ended March 31, 1996 compared with $(0.2) million in the six months ended March 31, 1995. Corporate expenses included costs


================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

associated with the Offerings, other than the underwriting discount. Corporate expenses also included all costs associated with the establishment of the Company's debt facility, including $0.4 million for the one time arrangement fee and participation fee paid to the lead bank for completing the debt facility. In 1995, the recovery related to a reduction in the estimated legal costs associated with the initial private placement of securities. All corporate expenses are charged to income in the period they are incurred.

Interest expense was $0.1 million during the six months ended March 31, 1996 compared with $0.0 million in the six months ended March 31, 1995. Interest expense relates to ongoing agency and commitment fees payable on the Company's credit facility. As at March 31, 1996, there were no borrowings under this facility.

Foreign exchange losses in the six months ended March 31, 1996 were $0.8 million compared to gains of $0.8 million in the six months ended March 31, 1995. The losses in the six months ended March 1996 31, 1996 were primarily due to the weak performance of Sterling against the United States dollar. Foreign exchange losses in the six months ended March 31, 1995 were partially mitigated through the use of foreign currency contracts. In the six months ended March 31, 1995, the Company experienced foreign currency gains as a result of the United States dollar depreciation against Sterling.

The Company's net income per share was $2.55 for the six months ended March 31, 1996.

Liquidity and Capital Resources

As a holding company, the Company's assets consist primarily of all of the outstanding voting stock of LaSalle Re. The Company's cash flows depend primarily on dividends and other permitted payments from LaSalle Re.

LaSalle Re's sources of funds consist of net premiums collected, investment income and proceeds from sales and redemptions of investments. Funds are applied primarily to the settlement of losses and loss expenses, administrative expenses and dividends. Under the Bermuda Insurance Act 1978 (the "Insurance Act"), LaSalle Re is generally prohibited from declaring or paying dividends in excess of 25% of its statutory capital and surplus or when such dividends would result in a breach of the solvency margin and minimum liquidity ratio requirements. As of March 31, 1996, the Company had sufficient liquidity and capital to meet the current requirements of the Insurance Act. In addition, the payment of dividends by LaSalle Re will be subject to the rights of holders of the Exchangeable Non-Voting Shares to receive a pro rata share of any dividend and to its need to maintain shareholders' equity adequate to support the level of LaSalle Re's insurance operations.

Operating activities provided cash of $56.2 million for the six months ended March 31, 1996 compared to $58.8 million for six months ended March 31, 1995. Cash flows from operations in future quarters may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from quarter to quarter. The irregular timing of these large loss payments can create significant variations in cash flows from operations between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

-------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

The reduction in cash and cash equivalents during the six months ended March 31, 1996 from $82.3 million to $43.6 million was due primarily to the payment in October 1995 of $75 million in dividends which were accrued at September 30, 1995.

The Company has adopted the Financial Accounting Standards Board Statement 115 ("FASB 115") to account for its marketable securities. In accordance with FASB 115, all of the Company's investments are classified as "available for sale." Under this classification, investments are recorded at fair market value and any unrealized gains or losses are reported as a separate component of shareholders' equity. The unrealized loss on the investment portfolio was $0.8 million at March 31, 1996 compared to $1.0 million at September 30, 1995.

As of March 31, 1995, the market value of investments available for sale totaled $433.3 million with an average duration of 2.2 years. The portfolio had a minimum credit quality rating of "A" and 96.3% was rated "AA" or above. As of September 30, 1995, the market value of investments available for sale totaled $440.1 million with an average duration of 2.0 years and credit quality rating of "AA" or above.

In accordance with the terms of certain reinsurance contracts, the Company had posted letters of credit in the amount of $17.2 million as of March 31, 1996 as compared to $15.7 million as of September 30, 1995. These letters of credit support outstanding loss reserves and unearned premium reserves and fluctuate in accordance with activity in these accounts. The letters of credit are secured by a lien on the Company's investment portfolio equivalent to 115% of the posted letter of credit amount.

The Company has in place a $100 million committed line of credit from a syndicate of banks. The facility may only be used to buy preferred shares of LaSalle Re, which in turn may use the proceeds of such purchase to meet current cash requirements. The facility matures December 1, 2000, and is secured by a pledge ("legal mortgage") of all of the capital stock of LaSalle Re held by the Company. The line of credit contains various convenants, including: limitations on incurring additional indebtedness; prohibition of dividend payments that would cause the Company's tangible net worth to fall below $350 million; restriction of dividends to $7.5 million per fiscal quarter unless the Company's tangible net worth (after giving effect to such dividends) is at least $375 million; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $250 million or 70% of net premiums written; maintenance of statutory capital at the end of each fiscal year of at least $250 million; and maintenance of a ratio of net premiums written to statutory capital at the end of any fiscal quarter of no more than
1.00 to 1.00 in each case.

In March 1996, the Company declared a $0.25 per share dividend to share holders on record as at March 28, 1996 payable on April 11, 1996. The total amount of the dividend declared was $3.6 million.

As of March 31, 1995 the Company had no material commitments for capital expenditures.

The Company's financial condition and results of operations are influenced by both internal and external forces. Loss payments, investment returns and premiums may be impacted by changing rates of inflation and other economic conditions. Cash flows from operations and the liquidity of the investment portfolio are, in the Company's opinion, adequate to meet the Company's expected cash requirements in the foreseeable future.

================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

Cautionary Statement Regarding Forward Looking Statements

Except for historical financial and other information and descriptions of the current status of the Company and other conditions, information provided in this Form 10-Q is forward looking. Actual results may differ materially as a result of many factors including, but not limited to, the following:

Limited Operating History

The Company commenced operations in November 1993 and accordingly has a limited operating and loss history. The Company's limited operating and loss history may make it more difficult for the Company to assess the risks it underwrites based on its own historical loss experience and to project future results based on past results.

Volatility of Financial Results

Because the property catastrophe reinsurance business involves large aggregate exposures to man-made and natural disasters, the Company expects that its claim experience will be characterized by relatively low frequency and high severity. The occurrence of losses from catastrophic events is likely to result in substantial volatility in the Company's financial results for any fiscal quarter or year and could have a material adverse effect on the Company's financial condition and results of operations and its ability to write new business.

The Company's property catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires industrial explosions, freezes, riots, floods and other man-made or natural disasters. The Company endeavors to manage its exposure to catastrophic events by, among other things, limiting the amount of its exposure in each geographic zone worldwide and implementing exposure limits and attachment points on each property catastrophe reinsurance contract. Nonetheless, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed the Company's estimates, either of which could have a material adverse effect on the Company's financial condition and results of operations.

While the property catastrophe reinsurance contracts represent the most volatile aspect of the Company's portfolio, other lines of insurance and reinsurance may be assumed by the Company. These lines have their own characteristics, which may include, but not be limited to, a longer reporting period between the event and the discovery of the event giving rise to a loss. For these lines of insurance and reinsurance, the Company will post incurred but not reported loss reserves using actuarial techniques. Actual losses and loss expenses, if any, may deviate, perhaps substantially, from the incurred but not reported loss reserve. There can be no assurance that the final loss settlements, if any, will not exceed the Company's incurred but not reported loss reserve and have a material adverse effect on the Company's financial condition and results of operations in a particular period.

Premium negotiations

The Company engages in negotiations with its clients and their brokers during the underwriting process with respect to rates, attachment points, limits and line size. Since all of these and other factors are subject to negotiation, any estimated premiums provided by the Company could change materially as negotiations are finalized and contracts are signed.

================================================================================

                          LaSalle Re Holdings Limited

               Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================
Premiums for proportional contracts are based on estimates provided to the Company by the ceding company. These contracts are adjusted during the course of the contract life as actual figures become available. There can be material differences between estimated and actual results and these differences can have a material impact on the Company's results of operations.

Business Considerations

The Company believes that an imbalance between the supply and demand for property catastrophe reinsurance existed in 1993 and resulted in an increase in premiums from pre-1993 levels. The Company believes that the numerous and severe catastrophic events experienced worldwide from 1987 to 1992 resulted in large losses for reinsurers and led to the withdrawal, in whole or in part, of certain reinsurers from the property catastrophe market. At the same time, increased scrutiny of catastrophe exposures and a general increase in insured property values in catastrophe-exposed areas contributed to increased demand for property catastrophe insurance and reinsurance. There can be no assurance that the present level of demand will continue or that the present level of supply of reinsurance will not increase as a result of increased capital provided by future market entrants or by existing property catastrophe reinsurers, either of which factors could materially impact the amount of premiums written by the Company and have a material adverse effect on the Company's financial condition and results of operations.

Investment income

Investment income is a function of the composition of the investment portfolio and the external interest rate environment. The composition of the investment portfolio may change in response to the Company's operations, in particular loss payments. The external interest rate environment, which is beyond the control of the Company, can change at any time. Either of these factors alone or in combination could materially impact the amount of investment income earned by the Company.

Reliance of Aon and CNA; Transactions with Affiliates; Conflicts of Interest

The majority of the Company's day-to-day operations are performed by affiliates of Aon Corporation ("Aon") and CNA Financial Corporation ("CNA") pursuant to service agreements. The service agreements generally provide for underwriting, actuarial, information technology, financial reporting and investment management. The service agreements terminate on December 31, 1998 with a two year extension at the option of the Company. While a number of other organizations offer the services provided to the Company by affiliates of Aon and CNA, there can be no assurance that if any of the service agreements were to terminate, the Company would be able to successfully perform such services for itself or obtain such services from persons which are not affiliated to CNA and Aon on substantially similar terms. In particular, the termination of the Company's underwriting services agreement or administrative services agreement could have a material adverse effect on the Company.

Since inception, CNA has ceded to the Company a portion of its existing book of property catastrophe reinsurance business. Such cessions assisted the Company in establishing a geographic diversification of exposures. If CNA were to suddenly cease ceding business to the Company, the geographical diversity of the Company's portfolio of property catastrophe risks and the Company's results of operations could be materially adversely affected.

================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

Loss Reserves

It is the Company's policy to establish loss expenses incurred with respect to business written by it. Loss reserves represent loss estimates derived from actuarial and statistical projections of the Company's expectations of ultimate loss and loss expenses for incurred losses at a given time. Under GAAP, the Company is not permitted to establish loss reserves with respect to its property catastrophe reinsurance until an event occurs that may give rise to a loss. As a result, only reserves applicable to losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses. Reserve estimates by the Company may be inherently less reliable than the reserve estimates of reinsurers with stable volumes of business and an established loss history. Actual losses and loss expenses paid may deviate, perhaps substantially, from the reserve estimates. There can be no assurance that actual losses and loss expenses will not deviate substantially from the reserves reflected in the Company's financial statements or that the final loss settlements will not exceed the Company's loss reserve and have a material adverse effect in the Company's financial condition and results of operations in a particular period.

Foreign Currency Fluctuations

The Company's financial statements are reported in US dollars. The Company writes a significant amount of business in currencies other than US dollars and is exposed to risks relating to fluctuations in foreign currency exchange rates. These risks include exposure to changes in net cash inflows on non-US dollar denominated insurance premiums and exposure to reinsurance losses denominated in non-US currencies. The Company may from time to time experience significant exchange gains or losses in currencies other than US dollars, which will affect the Company's results of operations.

--------------------------------------------------------------------------------
                                                                              16

                          LaSalle Re Holdings Limited
                           PART II-OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits-The following exhibits are filed as part of this report on Form 10-Q:

         11.1   Statement Regarding Computation of Net Income Per Common Share.

     (b) Reports on Form 8-K The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1996

================================================================================

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                          LaSalle Re Holdings Limited
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 10, 1996          LASALLE RE HOLDINGS LIMITED
      ------------
                            /s/ Andrew Cook
                            ---------------
                            Name: Andrew Cook
                            Title: Chief Financial Officer & Treasurer



Date: May 10, 1996          /s/ Victor H. Blake
      ------------          -------------------
                            Name: Victor H. Blake
                            Title: Chairman, President & Chief Executive Officer

Date: May 10, 1996          /s/ Andrew Cook
      ------------          ---------------
                            Name: Andrew Cook
                            Title: Chief Financial Officer & Treasurer







-------------------------------------------------------------------------------
-------------------------------------------------------------------------------