Form 10-Q
period 1996-06-30
LASALLE RE HOLDINGS LTD
filed 1996-11-25
CIK 1001384

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996
                                                -------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number 0-27216
                                               -------


                          LaSalle Re Holdings Limited
            (Exact name of registrant as specified in its charter)



                       Bermuda                        Not applicable
         -----------------------------------      --------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the pas 90 days. Yes [X] Not applicable [_]


The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of August 9, 1996 was 14,397,720.


================================================================================

================================================================================

                          LsSalle Re Holdings Limited

                              INDEX TO FORM 10-Q

                        PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1.  Unaudited Consolidated Financial Statements.

         Consolidated Balance Sheets
         June 30, 1996 and September 30, 1995.............................    3

         Consolidated Statements of Operations
         Three Months and Nine Months Ended June 30, 1996 and 1995........    4

         Consolidated Statements of Shareholders' Equity
         Three Months and Nine Months Ended June 30, 1996 and 1995........    5

         Consolidated Statements of Cash Flows
         Nine Months Ended June 30, 1996 and 1995.........................    6

         Notes to Unaudited COnsolidated Financial Statements.............    7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................    8



                          PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings................................................   17

ITEM 2.  Changes in Securities............................................   17

ITEM 3.  Defaults upon Senior Securities..................................   17

ITEM 4.  Submission of Matters to a Vote of Security Holders..............   17

ITEM 5.  Other information................................................   17

ITEM 6.  Exhibits and Reports on Form 8-K.................................   17

Signatures  ..............................................................   18


================================================================================

                          LaSalle Re Holdings Limited

                          Consolidated Balance Sheets
 (Expressed in thousands of United States Dollars,except share and per share data)
                                   Unaudited

--------------------------------------------------------------------------------

                                                                         June 30, 1996     September 30, 1995

Assets

Cash and cash equivalents                                                      $26,689                $82,360
Investments held as available for sale at fair value                           459,431                440,065
(amortized cost $473,904: $441,705)
Accrued investment income                                                       14,332                 15,803
Reinsurance balances receivable                                                112,350                 86,146
Deferred acquisition costs                                                      12,868                 10,708
Other assets                                                                     1,821                  1,465
                                                                     -----------------      -----------------

Total assets                                                                  $637,491               $636,547
                                                                     =================      =================

Liabilities

Reserve for losses and loss expenses                                           $54,379                $66,564
Unearned premium reserve                                                       101,385                 67,885
Other liabilities                                                               14,963                  6,197
Dividend payable                                                                 3,600                 75,000
                                                                     -----------------      -----------------

Total liabilities                                                              174,327                235,736
                                                                     -----------------      -----------------

Minority interest                                                              170,709                147,369
                                                                     -----------------      -----------------

Shareholders' equity

Share capital                                                                   14,398                 14,398
(authorized, 100,000,000, par value $1,
issued & outstanding, 14397,720 par value $1)
Additional paid in capital                                                     221,968                221,968
Unrealized gain / (loss) on investments                                         (2,834)                (1,039)
Retained earnings                                                               58,923                 18,095

                                                                     -----------------      -----------------
Total shareholders' equity                                                     292,455                253,422
                                                                     -----------------      -----------------

Total liabilities, minority interest and
shareholders' equity                                                          $637,491               $636,547
                                                                     =================      =================





See accompanying notes to unaudited consolidated financial statements.
                                                                               3

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Operations
              (Expressed in thousands of United States Dollars,
                       except share and per share data)
                                   Unaudited

--------------------------------------------------------------------------------

                                                             Three Months Ended                        Nine Months Ended
                                                     June 30, 1996       June 30, 1995        June 30, 1996        June 30, 1995
Revenues

Premiums written                                           $26,695             $26,400             $171,887             $167,237
Change in unearned premiums                                 28,598              23,359              (13,501)             (44,452)

                                                     --------------      --------------       --------------       --------------
Net premiums earned                                         55,294              48,759              151,385              122,785

Net investment income                                        6,743               6,349               19,331               18,061
Net realized gains/(losses) on investments                      46                   0                   61                   (1)
                                                     --------------      --------------       --------------       --------------

Total revenues                                              62,083              55,108              177,778              140,845
                                                     --------------      --------------       --------------       --------------

Expenses

Losses and loss expenses incurred                            9,954              10,488               44,189               24,541
Underwriting expenses                                        7,744               6,879               21,450               17,485
Operational expenses                                         2,923               1,897                8,091                4,569
Corporate expenses                                               0                   0                  911                 (205)
Interest expense                                                56                   0                  164                    0
Exchange loss/(gain)                                           589                 524                1,422                 (283)
                                                     --------------      --------------       --------------       --------------

Total expenses                                              21,266              19,788               76,227               46,107
                                                     --------------      --------------       --------------       --------------

Net income before minority interest                         40,817              35,320              101,551               94,738
Minority interest                                           15,024              12,945               37,685               34,721
                                                     --------------      --------------       --------------       --------------

Net income after minority interest                          25,793              22,375               63,866               60,017
                                                     ==============      ==============       ==============       ==============

Net income per common share                                  $1.70                                    $4.25
                                                     ==============                           ==============

Dividend declared per common share                           $0.25                                    $0.50
                                                     ==============                           ==============

Weighted average number of common shares
and common share equivalents outstanding                23,967,950                               23,897,590
                                                     ==============                           ==============



See accompanying notes to unaudited consolidated financial statements.

                          LaSalle Re Holdings Limited

          Consolidated Statements of Changes in Shareholders' Equity (Expressed in thousands of United States Dollars, except share and per share data)

--------------------------------------------------------------------------------

                                                                      Three Months Ended               Nine Months Ended
                                                             June 30, 1996     June 30, 1995     June 30, 1996     June 30, 1995

Common shares per value $1
Balance at beginning of period                                     $14,398           $14,396           $14,396           $14,396
issuance of shares                                                       0                 0                 0                 0

                                                             -------------     -------------     -------------     -------------
Balance at end of period                                           $14,398           $14,396           $14,396           $14,396
                                                             =============     =============     =============     =============

Additional paid in capital
Balance at beginning of period                                    $221,968          $221,945          $221,968          $221,945
Proceeds on issue of shares in
excess of par value                                                      0                 0                 0                 0

                                                             -------------     -------------     -------------     -------------
Balance at end of period                                          $221,968          $221,945          $221,968          $221,945
                                                             =============     =============     =============     =============

Unrealized loss on investments
Balance at beginning of period                                      $3,564          $(15,333)          $(1,039)         $(11,836)
Unrealized gain / (loss) in period                                  (6,398)            7,421            (1,795)            3,924

                                                             -------------     -------------     -------------     -------------
Balance at end of period                                           $(2,834)          $(7,912)          $(2,834)          $(7,912)
                                                             =============     =============     =============     =============

Retained earnings
Balance at beginning of period                                     $36,730           $37,578           $18,095           $18,941
Net income                                                          25,793            22,375            63,866            60,017
Dividends:paid by subsidiary, prior to the Exchange Offer                0                 0           (25,000)          (30,000)
           minority's share of dividends                                 0                 0             9,162            10,995
Dividends                                                           (3,600)                0            (7,200)                0

                                                             -------------     -------------     -------------     -------------
Balance at end of period                                           $58,923           $59,953           $58,923          $ 59,953
                                                             =============     =============     =============     =============

Total shareholders' equity                                        $292,455          $288,382          $292,455          $288,382
                                                             =============     =============     =============     =============


See accompanying notes to unaudited consolidated financial statements.

                          LaSalle Re Holdings Limited


                     Consolidated Statements of Cash Flows
               (Expressed in thousands of United States Dollars)

================================================================================


                                                                                Nine Months Ended
Cash flows from operating activities                                  June 30, 1995           June 30, 1995
Net income after minority interest                                            $63,866                 $60,017

Adjustments to reconcile net income to
cash provided by operating  activities:
Minority interest in net income                                                37,685                  34,721
Amortization of investment premium                                              3,095                   3,343
Net gains (losses) on sale of investments                                         (61)                      3
Unrealized loss on foreign exchange                                               919                      45
Reinsurance balances receivable                                               (26,554)                (56,045)
Deferred acquistion costs                                                      (2,160)                 (5,655)
Accrued interest                                                                1,471                     172
Other assets                                                                     (356)                    (82)
Reserve for losses and loss expenses                                          (12,494)                  4,972
Reserve for unearned premium                                                   13,500                  44,452
Other Liabilities                                                               8,453                   2,194
                                                                        -------------           -------------
Cash provided by operating activities                                          85,244                  88,138
                                                                        -------------           -------------
Cash flows from investing activities

Purchases of investments                                                     (188,363)                (95,610)
Net purchases of short term investments                                        (3,451)                 (9,997)
Proceeds on the sale of marketable securities                                 125,081                       0
Proceeds on the maturity of marketable securities                              30,500                  47,500
                                                                        -------------           -------------
Cash applied to investing activities                                          (35,233)                (59,107)
                                                                        -------------           -------------
Cash flows from financing activities

Dividends paid by subsidiary, declared prior to the Exchange Offer           (100,000)                (30,003)
Dividends paid                                                                 (3,800)                      0
Dividends paid by subsidiary to minority interest:                             (2,082)                      0
                                                                        -------------           -------------
Cash applied to financing activities                                         (105,882)                (30,003)
                                                                        -------------           -------------

Net decrease in cash and cash equivalents                                     (55,671)                   (974)

Cash and cash equivalents at beginning of period                               82,360                  18,098
                                                                        -------------           -------------
Cash and cash equivalents at end of period                                    $26,689                 $17,124
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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

LaSalle Re was incorporated in Bermuda in October 1993 and initially capitalized by several institutional and other investors (the "Founding Shareholders") with $373.1 million. LaSalle Re Holdings Limited was incorporated in Bermuda in September 1995. During the quarter ended December 31, 1995, the Company and LaSalle Re consummated an offer (the "Exchange Offer") pursuant to which, among other things, the Founding Shareholders exchanged their capital stock of LaSalle Re for common shares of the Company (the "Common Shares") and, in certain circumstances, exchangeable non-voting shares of LaSalle Re (the "Exchangeable Non-Voting Shares"). The Exchangeable Non-Voting Shares are held by certain Founding Shareholders who would otherwise hold, or cause another shareholder to hold, directly, indirectly or constructively, in excess of 9.9% of the voting power of the Company or LaSalle Re. The Exchangeable Non-Voting Shares are exchangeable, at the option of the holder, for Common Shares on a one-for-one basis, unless the board of directors of the Company determines such exchange may cause actual or potential adverse tax consequences to the Company or any shareholder. The Exchangeable Non-Voting Shares will at times rank as to assets, dividends and in all other respects on a parity with the common shares of LaSalle Re, except that they do not have the right to vote on any matters except as required by Bermuda law and in connection with certain actions by the Company.

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

The following is a discussion and analysis of the Company's financial condition as of June 30, 1996 and the results of operations for the three months and nine months ended June 30, 1996 and 1995. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and its subsidiary. LaSalle Re and the audited consolidated financial statements and notes thereto contained in the Company's Prospectus dated November 20, 1995 (Registration No. 33-97304).

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

The Company primarily writes property catastrophe reinsurance on a worldwide basis through its subsidiary, LaSalle Re. Property catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Therefore, there can be significant volatility in the Company's results from fiscal quarter to quarter and fiscal year to year. In addition, as a result of the Company's limited operating and claims history, the financial data included herein are not necessarily indicative of the financial condition or results of operations of the Company in the future.

Results of Operations - for the three months ended June 30, 1996 and 1995

Net premiums written for the quarter ended June 30, 1996 were $26.7 million compared to $26.4 million for the quarter ended June 30, 1995, an increase of 1.1%. There was no material change in the composition of premiums underwritten by the company during the quarter ended June 30, 1996 from the corresponding quarter in 1995. The Company does not purchase retrocessional protection; therefore there is no difference between gross and net premiums written. Reinstatement premiums for the quarter ended June 30, 1996 to totaled $1.1. million and related to a variety of worldwide events. In the quarter ended June 30, 1995, reinstatement premiums were $0.6 million.

================================================================================
                                                                               8

                          LaSalle Re Holdings Limited

               Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

Net premiums earned for the quarter ended June 30, 1996 were $55.3 million compared to $48.8 million for the same quarter in 1995. The 13.3% increase was due to the overall increase in premiums written in the third and fourth fiscal quarters of 1995 compared to 1994. Premiums on property catastrophe excess of loss contracts are earned on a pro rata basis over the period coverage is provided, which is generally 12 months. Under proportional property catastrophe contracts, the risks underlying the contracts incept throughout the policy period and premiums generally are earned over 18 months.

Net investment income increased 6.2% to 6.7% million for the quarter ended June 30, 1996 from $6.3 million for the quarter ended June 30, 1995. The increase was primarily attributable to a larger average investment base in the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995. Annualized investment income as a percentage of the average market value of inveted assets was 5.6% for the quarter ended June 30, 1996 compared to 5.5% for the quarter ended June 30, 1995.

Net realized gains on investments were $0.05 million during the quarter ended June 30, 1996 compared to $0.0 million net gains or losses during the quarter ended June 30, 1995. In accordance with generally accepted accounting principles, unrealized gains and losses on the Company's investment portfolio are not recongized in the Company's consolidated results of operations but are reflected as a separate component of shareholders' equity.

The following table sets forth the Company's combined ratios for the three-month periods ended June 30, 1996 and 1995.


                                                  Quarter Ended

                                       June 30, 1996         June 30, 1995
                                     ---------------------------------------
Loss and loss expense ratio                18.0%                 21.5%

Expense ratio                              19.3%                 18.0%

Combined ratio                             37.3%                 39.5%


Losses and loss expenses incurred represents losses paid and reserves established in respect of specific losses and loss expenses reported by cedents and expected loss development and additons to incurred-but-not-reported loss reserves.

The Company incurred losses and loss expenses of $10.0 million during the quarter ended June 30, 1995 compared with $10.5 million during the quarter ended June 30, 1995. The main components of losses expenses incurred during the quarter ended June 30, 1996 relate to an assortment of winter/spring storms in the United States, the United Kingdom and Northern Europe and satellite losses from the in orbit portion of coverages. Losses and loss expenses incurred in the quarter ended June 30, 1995 included spring floods in Norway and development on the Northridge, California earthquake.

The expense ratio includes underwriting expenses and operational expenses. Underwriting expenses include brokerage, commissions, excise taxes and other costs related to underwriting

================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

reinsurance contracts. Underwriting expenses as a percentage of net earned premiums were 14.0% for the quarter ended June 30, 1996 compared to 14.1% for the quarter ended June 30, 1995.

Operational expenses as a percentage of earned premiums were 5.3% during the quarter ended June 30, 1996 compared with 4.0% for the quarter ended June 30, 1995. The increase is primarily due to increased staff at the executive level and increased fees under the Administrative Services Agreement between the Company and Aon Risk Consultants (Bermuda) Ltd.

Interest expense was $0.06 million during the quarter ended June 30, 1996 compared with no expense in the quarter ended June 30, 1995. Interest expense in the quarter relates to ongoing commitment fees payable on the Company's credit facility. As of June 30, 1995, there were no borrowings under this facility.

Foreign exchange losses in the quarter ended June 30, 1996 were $0.6 million compared to $0.5 million in the quarter ended June 30, 1995. The losses in the quarter ended June 30, 1996 were due to the weak performance of the Yen and Deutsche mark against the United States dollar in conjunction with a strengthening of Sterling in excess of the average foreign exchange contract rates. In the quarter ended June 30, 1995, the Company experienced foreign currency losses as a result of the weakening of Sterling against the United States dollar.

The Company's net income per share was $1.70 for the quarter ended June 30, 1996.

Results of Operations - for the nine months ended June 30, 1996 and 1995

Net premiums written for the nine months ended June 30, 1995 were $171.9 million compared to $167.2 million for the nine months ended June 30, 1995, an increase of 2.8%. The increase in premiums written was due primarily to new, renewal and adjustment premiums in the first three months of the period combined with a marginal increase in premiums written in the quarter ended June 30, 1996. These increases more than offset the decrease in premiums written in the quarter ended March 31, 1996. Reinstatement premiums for the nine months totaled $4.2 million and related primarily to Hurricanes Marilyn, Luis and Opal. In the nine months ended June 30, 1995, reinstatement premiums were $1.4 million and related primarily to loss development on the Northridge, California earthquake.

Net premiums earned for the nine months ended June 30, 1996 were $158.4 million compared to $122.8 million for the same period in 1995. The 29.0% increase was due to the overall increase in premiums written in the third and fourth fiscal quarters of 1995 compared to 1994.

Net investment income increased 7.0% to $19.3 million for the nine months ended June 30, 1996 from $18.1 million for the nine months ended June 30, 1995. The increase is attributable to a larger average investment base in the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995. Annualized investment income as a percentage of the average market value of invested assets was 5.5% for the nine months ended June 30, 1996 compared to 5.4% for the nine months ended June 30, 1995.

Net realized gains on investments were $0.06 million during the nine months ended June 30, 1996 compared to negligible net losses during the nine months ended June 30, 1995.


--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

The following table sets forth the Company's combined ratios for the nine-month periods ended June 30, 1996 and 1995:

                                          Nine Months Ended

                                   June 30, 1996        June 30, 1995
                                ----------------------------------------
Loss and loss expense ratio            27.9%                20.0%

Expense ratio                          18.7%                18.0%

Combined ratio                         45.6%                38.0%

The Company incurred losses and loss expenses of $44.2 million during the nine months ended June 30, 1996 compared with $24.5 million during the nine months ended June 30, 1995. Losses and loss expenses incurred during the nine months ended June 30, 1996 included a strengthening in reserves of $14.4 million for Hurricane Marilyn and Luis, $7.5 million for German hailstorms and $5.0 million for Hurricane Opal. There were no other significant catastrophic losses reported during the nine months ended June 30, 1995. Losses and loss expenses incurred in the nine months ended June 30, 1995 included the Kobe, Japan earthquake, spring floods in Norway, and development on the Northridge, California earthquake.

Underwriting expenses as a percentage of net premiums earned were 13.5% for the nine months ended June 30, 1995 compared to 14.2% for the nine months ended June 30, 1995. Underwriting expenses for the nine months ended June 30, 1995 included an annual profit commission accrual for the 1994 underwriting year as signifi-cant losses incurred in early 1994 prevented an earlier accrual of the annual profit commission as well as the six month accrual for the 1995 underwriting year. Underwriting expenses for the nine months ended June 30, 1996 only included a nine month allocation of profit commission since the conditions for an underwriting profit commission accrual continued to be met.

Operational expenses as a percentage of earned premiums were 5.1% during the nine months ended June 30, 1996 compared with 3.7% for the nine months ended June 30, 1995. The increase was primarily due to increased staff at the executive level and increased fees under the Administrative Services Agreement between the Company and Aon Risk Consultants (Bermuda) Ltd.

Corporate expenses were $0.9 million during the nine months ended June 30, 1996 compared with $(0.2) million in the nine months ended June 30, 1995. Corporate expenses included costs associated with the Offerings, other than the underwriting discount. Corporate expenses also included all costs associated with the establishment of the Company's debt facility, including $0.4 million for the one time arrangement fee and participation fee paid to the lead bank for completing the debt facility. In 1995, the recovery related to a reduction in the estimated legal costs associated with the private placement of securities. All corporate expenses are charged to income in the period they are incurred.

Interest expense was $0.2 million during the nine months ended June 30, 1995 compared with no expense in the nine months ended June 30, 1995. Interest expense relates to ongoing agency and commitment fees payable on the Company's credit facility. As at June 30, 1996, there were no borrowings under this facility.


================================================================================
                                                                              11

                          LaSalle Re Holdings Limited

               Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

Foreign exchange losses in the nine months ended June 30, 1995 were $1.4 million compared to gains of $0.3 million in the nine months ended June 30, 1995. The losses were the result of several factors including the decrease in the value of Yen and Deutsche marks relative to the United States dollar. Additionally, the Company's Sterling foreign exchange contracts precluded participation in the appreciation of Sterling in the third fiscal quarter above the Company's average forward rate. In the nine months ended June 30, 1995 the Company experienced Sterling and Yen.

The Company's net income per share was $4.25 for the nine months ended June 30, 1996.

Liquidity and Capital Resources

As a holding company, the Company's assets consist primarily of all of the outstanding voting stock of LaSalle Re. The Company's cash flows depend primarily on dividends and other permitted payments from LaSalle Re.

LaSalle Re's sources of funds consist of net premiums collected, investment income and proceeds from sales and redemptions of investments. Funds are applied primarily to the settlement of losses and loss expenses, administrative expenses and dividends. Under the Bermuda Insurance Act 1978 (the "Insurance Act"), LaSalle Re is generally prohibited from declaring or paying dividends in excess of 25% of its statutory capital and surplus or when such dividends would result in a breach of the solvency margin and minimum liquidity ratio requirements. As of June 30, 1996, the Company had sufficient liquidity and capital to meet the current requirements of the Insurance Act. In addition, the payment of dividends by LaSalle Re will be subject to the rights of holders of the Exchangeable Non-Voting Shares to receive a pro rata share of any dividend and to its need to maintain shareholders' equity adequate to support the level of LaSalle Re's insurance operations.

Operating activities provided cash of $85.2 million for the nine months ended June 30, 1996 compared to $88.1 million for nine months ended June 30, 1995. Cash flows from operations in future quarters may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from quarter to quarter. The irregular timing of these large loss payments can create significant variations in cash flows from operating between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

The reduction in cash and cash equivalents during the nine months ended June 30, 1996 from $82.4 million to $26.7 million was due primarily to the payment in October 1995 of $75 million in dividends which were accrued at September 30, 1995.

The Company has adopted the Financial Accounting Standards Board Statement 115 ("FASB 115") to account for its marketable securities. In accordance with FASB 115, all of the Company's investments are classified as "available for sale." Under this classification, investments are recorded at fair market value and any unrealized gains or losses are reported as a separate component of shareholders' equity. The unrealized loss on the investment portfolio was $2.8 million at June 30, 1996 compared to $1.0 million at September 30, 1995.

================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

As of June 30, 1996, the market value of investments available for sale totaled $469.4 million with an average duration of 2.3 years. The portfolio had a minimum credit quality rating of "A" and 92.5% was rated "AA" or above. As of September 30, 1995, the market value of investments available for sale totaled $440.1 million with an average duration of 2.0 years and credit quality rating of "AA" or above.

In accordance with the terms of certain reinsurance contracts, the Company had posted letters of credit in the amount of $15.7 million as of June 30, 1996 as compared to $15.7 million as of September 30, 1995. These letters of credit support outstanding loss reserves and unearned premium reserves and fluctuate in accordance with activity in these accounts. The letters of credit are secured by a lien on the Company's investment portfolio equivalent to 115% of the posted letter of credit amount.

The Company has in place a $100 million committed line of credit from a syndicate of banks. The facility may only be used to buy preferred shares of LaSalle Re, which in turn may use the proceeds of such purchase to meet current cash requirements. The facility matures December 1, 2000, and is secured by a pledge ("legal mortgage") of all of the capital stock of LaSalle Re held by the Company. The line of credit contains various covenants, including: limitations on incurring additional indebtedness; prohibition of dividends payments that would cause the Company's tangible net worth to fall below $350 million; restriction of dividends to $7.5 million per fiscal quarter unless the Company's tangible net worth (after giving effect to such dividends) is at least $375 million; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $250 million or 70% of net premiums written; maintenance of statutory capital at the end of each fiscal year of at least $250 million; and maintenance of a ratio of net premiums written to statutory capital at the end of any fiscal quarter of no more than
1.00 to 1.00 in each case.

One May 2, 1996, the Company declared its second quarterly dividend of $0.25 per share dividend to shareholders on record as of June 25, 1996 payable on July 11, 1995. The total amount of the dividend declared was $3.6 million.

As of June 30, 1996 the Company had no material commitments for capital expenditures.

The Company's financial condition and results of operations are influenced by both internal and external forces. Loss payments, investments returns and premiums may be impacted by changing rates of inflation and other economic conditions. Cash flows from operations and the liquidity of the investment portfolio are, in the Company's opinion, adequate to meet the Company's expected cash requirements in the foreseeable future.

Cautionary Statement Regarding Forward Looking Statements

Except for historical, financial and other information and descriptions of the current state of the Company and other conditions, information provided in this Form 10-Q is forward looking. Actual results may differ materially as a result of many factors including, but not limited to, the following:

Limited Operating History

The Company commenced operations in November 1993 and accordingly has a limited operating and loss history. The Company's limited operating and loss history may make it more difficult for

-------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

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

While the property catastrophe reinsurance contracts represent the most volatile aspect of the Company's portfolio, other lines of insurance and reinsurance may be assumed by the Company. These lines have their own characteristics which may include, but not be limited to, a longer reporting period between the event and the discovery of the event giving rise to a loss. For these lines of insurance and reinsurance, the Company will post incurred but not reported loss reserves using actuarial techniques. Actual losses and loss expenses, if any, may deviate, perhaps substantially, from the incurred but not reported loss reserve. There can be no assurance that the final loss settlements, if any, will not exceed the Company's incurred by not reported loss reserve and have a material adverse effect on the Company's financial condition and results of operations in a particular period.

Premium negotiations

The Company engages in negotiations with its clients and their brokers during the underwriting process with respect to rates, attachment points. limits and the line size. Since all of these and other factors are subject to negotiation, any estimated premiums provided by the Company could change materially as negotiations are finalized and contracts are signed.

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

--------------------------------------------------------------------------------
                                                                              14

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

Reliance on Aon and CNA; Transaction with Affiliates; Conflicts of Interest

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

Since inception, CNA has ceded to the Company a portion of its existing book of property catastrophe reinsurance business. Such cessions assisted the Company in establishing a geographic diversification of exposures. If CNA were to suddenly cease ceding business to the Company, the geographical diversity of the Company's portfolio of property catastrophe risks and the Company, the geographical diversity of the Company's portfolio of property catastrophe risks and the Company's results of operations could be materially adversely affected.

Loss Reserves

It is the Company's policy to establish loss reserves for the settlement costs of all loss and loss expenses incurred with respect to business written by it. Loss reserves represent loss estimates derived from actuarial and statistical projections of the Company's expectations of ultimate loss and loss expenses for incurred losses at a given time. Under GAAP, the Company is not permitted to establish loss reserves with respect to its property catastrophe reinsurance until an event occurs that may give rise to a loss. As a result, only loss reserves applicable to losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses. Reserve estimates by the Company

================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

may be inherently less reliable than the reserve estimates of reinsurers with stable volumes of business and an established loss history. Actual losses and loss expenses paid may deviate, perhaps substantially, from the reserve estimates. There can be no assurance that actual losses and loss expenses will not deviate substantially from the reserves reflected in the Company's financial statements or that the final loss settlements will not exceed the Company's loss reserve and have a material adverse effect in the Company's financial condition and results of operations in a particular period.

Foreign Currency Fluctuations

The Company's financial statements are reported in US dollars. The Company writes a significant amount of business in currencies other than US dollars and is exposed to risks relating to fluctuations in foreign currency exchange rates. These risks include exposure to changes in net cash inflows on non-US dollar denominated insurance premiums and exposure to reinsurance losses denominated in Con-US currencies. The Company may from time to time experience significant exchange gains or losses in currencies other than US dollars, which will affect the Company's results of operations.



================================================================================

================================================================================


                          LaSalle Re Holdings Limited
                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits - The following exhibits are filed as part of this report on Form 10-Q:

         11.1   Statement Regarding Computation of Net Income Per Common Share.

     (b) Reports on Form 8-K:

         . Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.


================================================================================

================================================================================


                          LaSalle Re Holdings Limited
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 9, 1996            LASALLE RE HOLDINGS LIMITED
      --------------            /s/ Andrew Cook
                                ---------------
                                Name: Andrew Cook
                                Title: Chief Financial Officer & Treasurer



Date: August 9, 1996            /s/ Victor H. Blake
      --------------            -------------------
                                Name: Victor H. Blake
                                Title: Chairman, President & Chief Executive
                                       Officer



Date: August 9, 1996            /s/ Andrew Cook
      --------------            ---------------
                                Name: Andrew Cook
                                Title: Chief Financial Officer & Treasurer


================================================================================
                                                                              18