Form 10-Q/A
period 1996-03-31
LASALLE RE HOLDINGS LTD
filed 1996-11-27
CIK 1001384

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

                        PART I - FINANCIAL INFORMATION


                                                                            Page
                                                                            ----
ITEM 1. Unaudited Consolidated Financial Statements.

        Consolidated Balance Sheets
        March 31, 1996 and September 30, 1995............................     3

        Consolidated Statements of Operations
        Three Months and Six Months Ended March 31, 1996 and 1995........     4

        Consolidated Statements of Shareholders' Equity
        Three Months and Six Months Ended March 31, 1996 and 1995........     5

        Consolidated Statements of Cash Flows
        Six Months Ended March 31, 1996 and 1995.........................     6

        Notes to Unaudited Consolidated Financial Statements.............     7

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations....................     8



                          PART II - OTHER INFORMATION



ITEM 1. Legal Proceedings................................................    17

ITEM 2. Changes in Securities............................................    17

ITEM 3. Defaults upon Senior Securities..................................    17

ITEM 4. Submission of Matters to a Vote of Security Holders..............    17

ITEM 5. Other information................................................    17

ITEM 6. Exhibits and Reports on Form 8-K.................................    17

Signatures  .............................................................    18





================================================================================

                          LaSalle Re Holdings Limited

                          Consolidated Balance Sheets
               (Expressed in thousands of United States Dollars)


================================================================================

                                                               March 31, 1996    September 30, 1995
Assets

Cash and cash equivalents                                             $43,648               $82,360
Investments held as available for sale at fair value                  433,254               440,065
(amortized cost $434,520: $441,705)
Accrued investment income                                              13,242                15,803
Reinsurance balances receivable                                       127,306                86,146
Deferred acquisition costs                                             15,620                10,708
Other assets                                                            2,045                 1,465
                                                                 -------------         -------------

Total assets                                                         $635,115              $636,547
                                                                 =============         =============

Liabilities

Reserve for losses and loss expenses                                  $60,154               $66,654
Unearned premium reserve                                              129,984                87,885
Other liabilities                                                      10,143                 6,197
Dividend payable                                                        3,600                75,000
                                                                 -------------         -------------

Total liabilities                                                     203,881               235,736
                                                                 -------------         -------------

Minority interest                                                     158,942               147,389
                                                                 -------------         -------------
Shareholders' equity

Share capital                                                          14,398                14,398
(authorized, 100,000,000, par value $1.
issued & outstanding, 14,397,720 par value $1)
Additional paid in capital                                            221,968               221,968
Unrealized gain (loss) on investments                                    (802)               (1,039)
Retained earnings                                                      36,728                18,095
                                                                 -------------         -------------
Total shareholders' equity                                            272,292               253,422
                                                                 -------------         -------------
Total liabilities, minority interest and
shareholders' equity                                                 $635,115              $636,547
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

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Operations
    (Expressed in thousands of United States Dollars, except share and per share data)

================================================================================

                                                Three Months Ended            Six Months Ended
                                          March 31, 1996 March 31, 1995  March 31, 1996 March 31, 1995
Revenues

Premiums written                              $132,572        $137,205        $145,191       $140,837
Change in unearned premiums                    (78,925)       $(91,861)        (42,099)      $(66,810)
                                           -----------    ------------     -----------    -----------
Net premiums earned                             53,647          45,344         103,092         74,027

Net investment income                            6,416           6,126          12,588         11,711
Net realized gains/(losses) on investments         (17)              0              14             (1)
                                           -----------    ------------     -----------    -----------
Total revenues                                  60,046          51,470         115,694         85,737
                                           -----------    ------------     -----------    -----------
Expenses

Losses and loss expenses incurred               18,354          13,462          34,235         14,054
Underwriting expenses                            7,208           6,000          13,707         10,606
Operational expenses                             2,727           1,656           5,168          2,672
Corporate expenses                                  58               0             911           (205)
Interest expense                                    56               0             108              0
Exchange loss (gain)                               311            (802)            833           (807)
                                           -----------    ------------     -----------    -----------
Total expenses                                  28,714          20,316          54,962         26,320
                                           -----------    ------------     -----------    -----------
Net income before minority interest             31,332          31,154          60,732         59,417
Minority interest                               11,552          11,418          22,661         21,776
                                           -----------    ------------     -----------    -----------
Net income after minority interest              19,780          19,736          38,071         37,641
                                           ===========    ============     ===========    ===========
Net income per common share                      $1.31                           $2.55
                                           ===========                     ===========
Dividend declared per common share               $0.25                           $0.25
                                           ===========                     ===========
Weighted average number of common shares
and common share equivalents outstanding    23,971,080                      23,855,930
                                           ===========                     ===========

See accompanying notes to unaudited consolidated financial statements.         4

                          LaSalle Re Holdings Limited

          Consolidated Statements of Changes in Shareholders' Equity (Expressed in thousands of United States Dollars, except share and per share data)

--------------------------------------------------------------------------------

                                                                Three Months Ended                Six Months Ended
                                                           March 31, 1996  March 31, 1995   March 31, 1996   March 31, 1995

Common shares par value $1
Balance at beginning of period                                 $14,398         $14,396          $14,398          $14,396
Issuance of shares                                                   0               0                0                0

                                                           -----------     -----------      -----------      -----------
Balance at end of period                                       $14,398         $14,396          $14,398          $14,396
                                                           ===========     ===========      ===========      ===========

Additional paid in capital
Balance at beginning of period                                $221,968        $221,945         $221,968         $221,945
Proceeds on issue of shares in
excess of par value                                                  0               0                0                0

                                                           -----------     -----------      -----------      -----------
Balance at end of period                                      $221,968        $221,945         $221,968         $221,945
                                                           ===========     ===========      ===========      ===========

Unrealized loss on investments
Balance at beginning of period                                  $3,564        $(15,333)         $(1,039)        $(11,836)
Unrealized gain (loss) in period                                (4,366)          7,421              237            3,924
                                                           -----------     -----------      -----------      -----------
Balance at end of period                                         $(802)        $(7,912)           $(802)         $(7,912)
                                                           ===========     ===========      ===========      ===========
Retained earnings
Balance at beginning of period                                 $20,548         $36,846          $18,095          $18,941
Net Income                                                      19,780          19,736           38,071           37,641
Dividends:paid by subsidiary, prior to the Exchange Offer            0         (30,000)         (25,000)         (30,000)
          minority's share of dividends                              0          10,995            9,162           10,995
Dividends ($0.25 per share)                                     (3,600)              0           (3,600)               0

                                                           -----------     -----------      -----------      -----------
Balance at end of period                                       $36,728         $37,577          $36,728          $37,577
                                                           ===========     ===========      ===========      ===========

Total shareholders' equity                                    $272,292        $266,006         $272,292         $266,006
                                                           ===========     ===========      ===========      ===========


See accompanying notes to unaudited consolidated financial statements.        5

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Cash Flows
               (Expressed in thousands of United States Dollars)

============================================================================================
                                                            Six Months Ended
Cash flows from operating activities             March 31, 1996              March 31, 1995
Net income after minority interest                      $38,071                     $37,641

Adjustments to reconcile net income to
cash provided by operating activities:
Minority interest in net income                          22,661                      21,776
Amortization of investment premium                        2,150                       2,198
Net gain on sale of investments                              (9)                         (5)
Unrealized loss (gain) on foreign exchange                  377                      (1,724)
Reinsurance balances receivable                         (41,889)                    (62,757)
Deferred acquisition costs                               (4,912)                     (8,143)
Accrued interest                                          2,561                         973
Other assets                                               (580)                       (192)
Reserve for losses and loss expenses                     (6,149)                      1,355
Reserve for unearned premium                             42,099                      66,810
Other Liabilities                                         1,863                         864
                                                  -------------               -------------
Cash provided by operating activities                    56,243                      58,796
                                                  -------------               -------------
Cash flows from investing activities

Purchase of investments                                 (70,518)                    (40,555)
Net purchases of short term investments                       0                      (9,997)
Proceeds on the sale of marketable securities            63,063                      15,000
Proceeds on the maturity of marketable
 securities                                              12,500                           0
                                                  -------------               -------------
Cash provided by (applied to) investing
 activities                                               5,045                     (35,552)
                                                  -------------               -------------
Cash flows from financing activities

Dividends paid by subsidiary, prior to the
 Exchange Offer                                        (100,000)                    (30,000)
                                                  -------------               -------------
Cash applied to financing activities                   (100,000)                    (30,000)
                                                  -------------               -------------

Net decrease in cash and cash equivalents               (38,712)                     (6,756)

Cash and cash equivalents at beginning of period         82,360                      18,098
                                                  -------------               -------------
Cash and cash equivalents at end of period              $43,648                     $11,342
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

Net premiums earned for the quarter ended March 31, 1996 were $53.6 million compared to $45.3 million for the same quarter in 1995. The 18.3% increase was due to the overall increase in premiums written in the third and fourth fiscal quarters of 1995 compared to 1994. Premiums on property catastrophe excess of loss contracts are earned on a pro rata basis over the period coverage is provided, which is generally 12 months. Under proportional property catastrophe contacts, the risks underlying the contracts incept throughout the policy period and premiums generally are earned over 18 months.

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

Net realized losses on investments were $0.02 million during the quarter ended March 31, 1996 compared to $0.0 million net gains or losses during the quarter ended March 31, 1995. In accordance with generally accepted accounting principles, unrealized gains and losses on the Company's investment portfolio are not recognized in the Company's consolidated results of operations but are reflected as a separate component of shareholders' equity.

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

Foreign exchange losses in the quarter ended March 31, 1996 were $0.3 million compared to gains of $0.8 million in the quarter ended March 31, 1995. The losses in the quarter were primarily due to the weak performance of Sterling against the United States dollar. Foreign exchange losses in the quarter were partially mitigated through the use of foreign currency contracts. In the quarter ended March 31, 1995, the Company experienced foreign currency gains as a result of the United States dollar depreciation against Sterling.

The Company's net income per share was $1.31 for the quarter ended March 31, 1996.

Results of Operations - for the six months ended March 31, 1996 and 1995

Net premiums written for the six months ended March 31, 1996 were $145.2 million compared to $140.8 million for the six months ended March 31, 1995, an increase of 3.1%. The increase in premiums written was due to new, renewal and adjustment premiums in the first three months of the period which more than offset the decrease in premiums written in the second three months of the period. Reinstatement premiums for the six months totaled $3.1 million and related primarily to Hurricanes Marilyn, Luis, Opal, and European storms. In the six months ended March 31, 1995, reinstatement premiums were $0.8 million and related primarily to adjustments on the Northridge, California earthquake loss reserves.

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


The Company incurred losses and loss expenses of $34.2 million during the six months ended March 31, 1996 compared with $14.1 million during the six months ended March 31, 1995. Losses and loss expenses incurred during the six months ended March 31, 1996 included $6.6 million for German hailstorms, $1.6 million for Norwegian floods, international and United States winter storms of $1.5 million, various risk losses totaling $2.1 million and a satellite loss of $1 million. There was a strengthening in reserves of $13.7 million for Hurricanes Marilyn and Luis. Losses and loss expenses incurred in the six months ended March 31, 1995 included $6.7 million for the Kobe, Japan earthquake, $4.7 million for a per risk fire loss and $1.9 million for losses relating to a variety of world wide losses reported under proportional contracts.

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

As of March 31, 1996, the market value of investments available for sale totaled $433.3 million with an average duration of 2.2 years. The portfolio had a minimum credit quality rating of "A" and 96.3% was rated "AA" or above. As of September 30, 1995, the market value of investments available for sale totaled $440.1 million with an average duration of 2.0 years and credit quality rating of "AA" or above.

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

In March 1996, the Company declared a $0.25 per share dividend to shareholders on record as at March 28, 1996 payable on April 11, 1996. The total amount of the dividend declared was $3.6 million.

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

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits-The following exhibits are filed as part of this report on Form 10-Q:

         11.1   Statement Regarding Computation of Net Income Per Common Share.

     (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1996

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