Form 10-Q/A
period 1996-06-30
LASALLE RE HOLDINGS LTD
filed 1996-11-27
CIK 1001384

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


================================================================================

                          LaSalle Re Holdings Limited

                          Consolidated Balance Sheets
 (Expressed in thousands of United States Dollars,except share and per share data)
                                   Unaudited

--------------------------------------------------------------------------------

                                                                         June 30, 1996     September 30, 1995

Assets

Cash and cash equivalents                                                      $26,689                $82,360
Investments held as available for sale at fair value                           469,431                440,065
(amortized cost $473,904: $441,705)
Accrued investment income                                                       14,332                 15,803
Reinsurance balances receivable                                                112,350                 86,146
Deferred acquisition costs                                                      12,868                 10,708
Other assets                                                                     1,821                  1,465
                                                                     -----------------      -----------------

Total assets                                                                  $637,491               $636,547
                                                                     =================      =================

Liabilities

Reserve for losses and loss expenses                                           $54,379                $66,654
Unearned premium reserve                                                       101,385                 87,885
Other liabilities                                                               14,963                  6,197
Dividend payable                                                                 3,600                 75,000
                                                                     -----------------      -----------------

Total liabilities                                                              174,327                235,736
                                                                     -----------------      -----------------

Minority interest                                                              170,709                147,369
                                                                     -----------------      -----------------

Shareholders' equity

Share capital                                                                   14,398                 14,398
(authorized, 100,000,000, par value $1,
issued & outstanding, 14397,720 par value $1)
Additional paid in capital                                                     221,968                221,968
Unrealized gain / (loss) on investments                                         (2,834)                (1,039)
Retained earnings                                                               58,923                 18,095

                                                                     -----------------      -----------------
Total shareholders' equity                                                     292,455                253,422
                                                                     -----------------      -----------------

Total liabilities, minority interest and
shareholders' equity                                                          $637,491               $636,547
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





See accompanying notes to unaudited consolidated financial statements.
                                                                               3

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Operations
              (Expressed in thousands of United States Dollars,
                       except share and per share data)
                                   Unaudited

--------------------------------------------------------------------------------

                                                             Three Months Ended                        Nine Months Ended
                                                     June 30, 1996       June 30, 1995        June 30, 1996        June 30, 1995
Revenues

Premiums written                                           $26,696             $26,400             $171,887             $167,237
Change in unearned premiums                                 28,598              22,359              (13,501)             (44,452)

                                                     --------------      --------------       --------------       --------------
Net premiums earned                                         55,294              48,759              158,386              122,785

Net investment income                                        6,743               6,349               19,331               18,061
Net realized gains/(losses) on investments                      46                   0                   61                   (1)
                                                     --------------      --------------       --------------       --------------

Total revenues                                              62,083              55,108              177,778              140,845
                                                     --------------      --------------       --------------       --------------

Expenses

Losses and loss expenses incurred                            9,954              10,488               44,189               24,541
Underwriting expenses                                        7,744               6,879               21,450               17,485
Operational expenses                                         2,923               1,897                8,091                4,569
Corporate expenses                                               0                   0                  911                 (205)
Interest expense                                                56                   0                  164                    0
Exchange loss/(gain)                                           589                 524                1,422                 (283)
                                                     --------------      --------------       --------------       --------------

Total expenses                                              21,266              19,788               76,227               46,107
                                                     --------------      --------------       --------------       --------------

Net income before minority interest                         40,817              35,320              101,551               94,738
Minority interest                                           15,024              12,945               37,685               34,721
                                                     --------------      --------------       --------------       --------------

Net income after minority interest                          25,793              22,375               63,866               60,017
                                                     ==============      ==============       ==============       ==============

Net income per common share                                  $1.70                                    $4.25
                                                     ==============                           ==============

Dividend declared per common share                           $0.25                                    $0.50
                                                     ==============                           ==============

Weighted average number of common shares
and common share equivalents outstanding                23,967,950                               23,897,590
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

                          LaSalle Re Holdings Limited

          Consolidated Statements of Changes in Shareholders' Equity (Expressed in thousands of United States Dollars, except share and per share data)

--------------------------------------------------------------------------------

                                                                      Three Months Ended               Nine Months Ended
                                                             June 30, 1996     June 30, 1995     June 30, 1996     June 30, 1995

Common shares per value $1
Balance at beginning of period                                     $14,398           $14,396           $14,398           $14,396
issuance of shares                                                       0                 0                 0                 0

                                                             -------------     -------------     -------------     -------------
Balance at end of period                                           $14,398           $14,396           $14,398           $14,396
                                                             =============     =============     =============     =============

Additional paid in capital
Balance at beginning of period                                    $221,968          $221,945          $221,968          $221,945
Proceeds on issue of shares in
excess of par value                                                      0                 0                 0                 0

                                                             -------------     -------------     -------------     -------------
Balance at end of period                                          $221,968          $221,945          $221,968          $221,945
                                                             =============     =============     =============     =============

Unrealized loss on investments
Balance at beginning of period                                      $3,564          $(15,333)          $(1,039)         $(11,836)
Unrealized gain / (loss) in period                                  (6,398)            7,421            (1,795)            3,924

                                                             -------------     -------------     -------------     -------------
Balance at end of period                                           $(2,834)          $(7,912)          $(2,834)          $(7,912)
                                                             =============     =============     =============     =============

Retained earnings
Balance at beginning of period                                     $36,730           $37,578           $18,095           $18,941
Net income                                                          25,793            22,375            63,866            60,017
Dividends:paid by subsidiary, prior to the Exchange Offer                0                 0           (25,000)          (30,000)
           minority's share of dividends                                 0                 0             9,162            10,995
Dividends                                                           (3,600)                0            (7,200)                0

                                                             -------------     -------------     -------------     -------------
Balance at end of period                                           $58,923           $59,953           $58,923          $ 59,953
                                                             =============     =============     =============     =============

Total shareholders' equity                                        $292,455          $288,382          $292,455          $288,382
                                                             =============     =============     =============     =============


See accompanying notes to unaudited consolidated financial statements.

                          LaSalle Re Holdings Limited


                     Consolidated Statements of Cash Flows
               (Expressed in thousands of United States Dollars)

================================================================================


                                                                                Nine Months Ended
Cash flows from operating activities                                  June 30, 1996           June 30, 1995
Net income after minority interest                                            $63,866                 $60,017

Adjustments to reconcile net income to
cash provided by operating  activities:
Minority interest in net income                                                37,685                  34,721
Amortization of investment premium                                              3,095                   3,343
Net gains (losses) on sale of investments                                         (61)                      3
Unrealized loss on foreign exchange                                               919                      45
Reinsurance balances receivable                                               (26,654)                (56,046)
Deferred acquistion costs                                                      (2,160)                 (5,655)
Accrued interest                                                                1,471                     172
Other assets                                                                     (356)                    (82)
Reserve for losses and loss expenses                                          (12,494)                  4,972
Reserve for unearned premium                                                   13,500                  44,452
Other Liabilities                                                               6,433                   2,194
                                                                        -------------           -------------
Cash provided by operating activities                                          85,244                  88,136
                                                                        -------------           -------------
Cash flows from investing activities

Purchases of investments                                                     (188,363)                (95,610)
Net purchases of short term investments                                        (3,451)                 (9,997)
Proceeds on the sale of marketable securities                                 126,081                       0
Proceeds on the maturity of marketable securities                              30,500                  47,500
                                                                        -------------           -------------
Cash applied to investing activities                                          (35,233)                (59,107)
                                                                        -------------           -------------
Cash flows from financing activities

Dividends paid by subsidiary, declared prior to the Exchange Offer           (100,000)                (30,003)
Dividends paid                                                                 (3,600)                      0
Dividends paid by subsidiary to minority interest:                             (2,082)                      0
                                                                        -------------           -------------
Cash applied to financing activities                                         (105,682)                (30,003)
                                                                        -------------           -------------

Net decrease in cash and cash equivalents                                     (55,671)                   (974)

Cash and cash equivalents at beginning of period                               82,360                  18,098
                                                                        -------------           -------------
Cash and cash equivalents at end of period                                    $26,689                 $17,124
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

Results of Operations - for the three months ended June 30, 1996 and 1995

Net premiums written for the quarter ended June 30, 1996 were $26.7 million compared to $26.4 million for the quarter ended June 30, 1995, an increase of 1.1%. There was no material change in the composition of premiums underwritten by the company during the quarter ended June 30, 1996 from the corresponding quarter in 1995. The Company does not purchase retrocessional protection; therefore there is no difference between gross and net premiums written. Reinstatement premiums for the quarter ended June 30, 1996 totaled $1.1. million and related to a variety of worldwide events. In the quarter ended June 30, 1995, reinstatement premiums were $0.6 million.

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

Net investment income increased 6.2% to 6.7 million for the quarter ended June 30, 1996 from $6.3 million for the quarter ended June 30, 1995. The increase was primarily attributable to a larger average investment base in the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995. Annualized investment income as a percentage of the average market value of invested assets was 5.6% for the quarter ended June 30, 1996 compared to 5.5% for the quarter ended June 30, 1995.

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

The Company incurred losses and loss expenses of $10.0 million during the quarter ended June 30, 1996 compared with $10.5 million during the quarter ended June 30, 1995. The main components of losses and loss expenses incurred during the quarter ended June 30, 1996 relate to an assortment of winter/spring storms in the United States, the United Kingdom and Northern Europe and satellite losses from the in orbit portion of coverages. Losses and loss expenses incurred in the quarter ended June 30, 1995 included spring floods in Norway and development on the Northridge, California earthquake.

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

Results of Operations - for the nine months ended June 30, 1996 and 1995

Net premiums written for the nine months ended June 30, 1996 were $171.9 million compared to $167.2 million for the nine months ended June 30, 1995, an increase of 2.8%. The increase in premiums written was due primarily to new, renewal and adjustment premiums in the first three months of the period combined with a marginal increase in premiums written in the quarter ended June 30, 1996. These increases more than offset the decrease in premiums written in the quarter ended March 31, 1996. Reinstatement premiums for the nine months totaled $4.2 million and related primarily to Hurricanes Marilyn, Luis and Opal. In the nine months ended June 30, 1995, reinstatement premiums were $1.4 million and related primarily to loss development on the Northridge, California earthquake.

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

The following table sets forth the Company's combined ratios for the nine-month periods ended June 30, 1996 and 1995:

                                          Nine Months Ended

                                   June 30, 1996        June 30, 1995
                                ----------------------------------------
Loss and loss expense ratio            27.9%                20.0%

Expense ratio                          18.7%                18.0%

Combined ratio                         46.6%                38.0%

The Company incurred losses and loss expenses of $44.2 million during the nine months ended June 30, 1996 compared with $24.5 million during the nine months ended June 30, 1995. Losses and loss expenses incurred during the nine months ended June 30, 1996 included a strengthening in reserves of $14.4 million for Hurricanes Marilyn and Luis, $7.5 million for German hailstorms and $5.0 million for Hurricane Opal. There were no other significant catastrophic losses reported during the nine months ended June 30, 1996. Losses and loss expenses incurred in the nine months ended June 30, 1995 included the Kobe, Japan earthquake, spring floods in Norway, and development on the Northridge, California earthquake.

Underwriting expenses as a percentage of net premiums earned were 13.5% for the nine months ended June 30, 1996 compared to 14.2% for the nine months ended June 30, 1995. Underwriting expenses for the nine months ended June 30, 1995 included an annual profit commission accrual for the 1994 underwriting year as signifi-cant losses incurred in early 1994 prevented an earlier accrual of the annual profit commission as well as the six month accrual for the 1995 underwriting year. Underwriting expenses for the nine months ended June 30, 1996 only included a nine month allocation of profit commission since the conditions for an underwriting profit commission accrual continued to be met.

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

Interest expense was $0.2 million during the nine months ended June 30, 1996 compared with no expense in the nine months ended June 30, 1995. Interest expense relates to ongoing agency and commitment fees payable on the Company's credit facility. As at June 30, 1996, there were no borrowings under this facility.


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

Foreign exchange losses in the nine months ended June 30, 1996 were $1.4 million compared to gains of $0.3 million in the nine months ended June 30, 1995. The losses were the result of several factors including the decrease in the value of Yen and Deutsche marks relative to the United States dollar. Additionally, the Company's Sterling foreign exchange contracts precluded participation in the appreciation of Sterling in the third fiscal quarter above the Company's average forward rate. In the nine months ended June 30, 1995 the Company experienced moderate foreign currency gains due to the decline in the value of the United States dollar against Sterling and Yen.

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

On May 2, 1996, the Company declared its second quarterly dividend of $0.25 per share dividend to shareholders on record as at June 25, 1996 payable on July 11, 1996. The total amount of the dividend declared was $3.6 million.

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

Cautionary Statement Regarding Forward Looking Statements

Except for historical, financial and other information and descriptions of the current status of the Company and other conditions, information provided in this Form 10-Q is forward looking. Actual results may differ materially as a result of many factors including, but not limited to, the following:

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