Form 10-K
period 1996-09-30
LASALLE RE HOLDINGS LTD
filed 1996-12-20
CIK 1001384

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X]
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      OR

     [_]
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended September 30, 1996.
                        COMMISSION FILE NUMBER 0-27216

                          LASALLE RE HOLDINGS LIMITED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                BERMUDA                            NOT APPLICABLE
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

        CONTINENTAL BUILDING, 25 CHURCH STREET, HAMILTON HM 12, BERMUDA
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        TELEPHONE NUMBER: 441-292-3339
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                   COMMON SHARES, PAR VALUE $1.00 PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (Amended by Exch Act Rel No. 28869, eff. 5/1/91.)

  The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on December 12, 1996 was approximately $441,832,719, computed upon the basis of the closing sales price of the Common Shares on that date. For the purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed to be an admission that such persons are affiliates of the registrant.

  As of December 12, 1996, there were outstanding 16,517,111 Common Shares of $1.00 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Excerpts from the Registrant's annual report to shareholders for the fiscal year ended September 30, 1996 (the "1996 Annual Report").

2. The Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year pursuant to Regulation 14A relating to the Annual General Meeting of Shareholders scheduled to be held on February 28, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          LASALLE RE HOLDINGS LIMITED

                               TABLE OF CONTENTS

                                                                           PAGE
ITEM                                                                      NUMBER
----                                                                      ------
                                    PART I
 1.Business.................................................................   2
 2.Properties...............................................................  15
 3.Legal Proceedings........................................................  15
 4.Submission of Matters to a Vote of Security Holders......................  15
   Executive Officers of the Registrant.....................................  15

                                    PART II

 5.Market for the Registrant's Common Stock and Related Stockholder
 Matters...................................................................  16
 6.Selected Financial Data.................................................  17
 7.Managements' Discussion and Analysis of Financial Condition and Results
 of Operations.............................................................  18
 8.Financial Statements and Supplementary Data.............................  18
 9.Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure......................................................  18

                                    PART III

10.Directors and Executive Officers........................................  18
11.Executive Compensation..................................................  18
12.Security Ownership of Certain Beneficial Owners and Management..........  18
13.Certain Relationships and Related Transactions..........................  19

                                    PART IV

14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K........  19

                                    PART 1

NOTE ON FORWARD-LOOKING STATEMENTS

  This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans and objectives of LaSalle Re Holdings Limited ("the Company") for future operations, including the Company's objective to seek annualized returns on shareholders' equity of 20%-25% and the Company's policy to distribute as dividends 50%-60% of the Company's net income from the prior fiscal year. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates; (ii) a decrease in the level of demand for property catastrophe reinsurance; (iii) any lowering or loss of one of the financial ratings of the Company's subsidiary, LaSalle Re Limited ("LaSalle Re"), or the Company's non-admitted status in the United States jurisdictions; (iv) a decrease in the cession of business from CNA Financial Corporation (together with its affiliates, "CNA") to the Company; (v) loss of the services of any of the Company's executive officers; (vi) the termination of any of the Company's service agreements; (vii) the passage of federal or state legislation subjecting the Company to supervision or regulation in the United States; (viii) challenges by insurance regulators in the United States or the United Kingdom to the Company's claim of exemption from insurance regulation under current laws; or (ix) a contention by the United States Internal Revenue Service that the Company or LaSalle Re is engaged in the conduct of a trade or business within the U.S. The foregoing review of important factors should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

  The Company writes high severity, low frequency reinsurance on a worldwide basis through its subsidiary, LaSalle Re. The Company primarily underwrites property catastrophe reinsurance and also seeks to take advantage of pricing opportunities that may occur in other lines of reinsurance. These lines currently include property risk excess, property pro rata treaty, casualty clash, marine, crop hail, aviation and satellite.

  The Company was incorporated on September 20, 1995 under the laws of Bermuda to act as an investment holding company. LaSalle Re was incorporated on October 26, 1993 under the laws of Bermuda to capitalize on the opportunity created by an imbalance between the supply of and demand for property catastrophe reinsurance, which resulted in an increase in premiums from pre-1993 levels. The Company believes that the decrease in supply of property catastrophe capacity was attributable to the withdrawal, in whole or in part, of certain reinsurers, including syndicates at Lloyd's of London ("Lloyd's"), from the property catastrophe market. Such withdrawals followed a succession of property catastrophe losses by those reinsurers that began in 1987 and culminated with hurricane Andrew.

  LaSalle Re has two wholly owned subsidiaries, LaSalle Re (Services) Limited ("LaSalle Re Services"), which acts as a representative office for the Company in the UK, and LaSalle Re Corporate Capital Ltd. ("LaSalle Re Capital"), which was formed to provide capital support to selected Lloyd's syndicates commencing in January 1997.

  In November 1995, the Company and LaSalle Re consummated an offer (the "Exchange Offer") pursuant to which, among other things, the founding shareholders of LaSalle Re (the "Founding Shareholders") exchanged their capital stock of LaSalle Re for common shares of the Company (the "Common Shares") and, in certain circumstances, exchangeable non-voting shares of LaSalle Re (the "Exchangeable Non-Voting Shares"). The Exchangeable Non-Voting Shares are held by certain Founding Shareholders who would otherwise hold, or cause another shareholder to hold, directly, indirectly or constructively, in excess of 9.9% of the voting power of the Company or LaSalle Re. The Exchangeable Non-Voting Shares are exchangeable, at the option of the holder, for Common Shares on a one-for-one basis, unless the board of directors of the Company (the "Board") determines that such exchange may cause actual or potential adverse tax consequences to the Company or any shareholder. The Exchangeable Non-Voting Shares will at all times rank as to assets, dividends and in all other respects on a parity with the common shares of LaSalle Re, except that they do not have the right to vote on any matters except as required by Bermuda law and in connection with certain actions by the Company.

  On November 27, 1995, the Company and certain Founding Shareholders also consummated an initial public offering of 4,312,500 Common Shares (the "Offerings"). Of these shares, 2,920,500 were sold by Founding Shareholders and 1,392,000 by the Company. The proceeds from the sale of 1,392,000 shares sold by the Company were used to enable LaSalle Re to redeem shares of its capital stock (the "Redemption").

  Since the consummation of the Exchange Offer, the Offerings and the Redemption, the Company owned 100% of the outstanding voting stock which constituted approximately 63% of the outstanding capital stock of LaSalle Re. The Exchange Offer was accounted for as if it were a pooling of interests of combining enterprises under common control.

  In December 1996, certain selling shareholders of the Company consummated a secondary public offering of 3,910,000 Common Shares. The Company did not receive any of the proceeds from the sale of the Common Shares. Upon completion of the secondary offering, the Company owned approximately 73% of the outstanding capital stock of LaSalle Re, or 100% of the outstanding voting stock of LaSalle Re.

BUSINESS SEGMENTS

  The Company writes high severity, low frequency reinsurance on a worldwide basis through its subsidiary, LaSalle Re. The Company primarily writes property catastrophe reinsurance and also writes selected other lines of reinsurance when it believes that market conditions are favorable. These lines currently include property risk excess, property pro rata treaty, casualty clash, marine, crop hail, aviation and satellite.

  The following table sets forth the Company's net premiums written and number of contracts written by type of reinsurance for the periods indicated (dollars in millions):

                                         YEAR ENDED             YEAR ENDED
                                     SEPTEMBER 30, 1996     SEPTEMBER 30, 1995
                                   ---------------------- ----------------------
                                   NET PREMIUMS NUMBER OF NET PREMIUMS NUMBER OF
TYPE OF REINSURANCE                  WRITTEN    CONTRACTS   WRITTEN    CONTRACTS
-------------------                ------------ --------- ------------ ---------
Property catastrophe reinsurance:
  Excess of loss.................     $122.4       832       $135.7       773
  Pro rata.......................       42.2        10         42.8        10
Other lines of business:
  Property--risk excess and pro
   rata..........................        9.7        70          5.3        59
  Casualty clash.................        3.0        30          2.6        27
  Marine.........................        4.6        17          3.1         4
  Miscellaneous..................        4.8        36          6.4        20
  Adjustments and reinstatement
   premiums......................        3.5       --           6.0       --
                                      ------       ---       ------       ---
    Total........................     $190.2       995       $201.9       893
                                      ======       ===       ======       ===

 Property Catastrophe

  The largest portion of the Company's business consists of property catastrophe excess of loss contracts. Property catastrophe excess of loss reinsurance provides coverage when total losses and loss expenses from a single occurrence of a covered peril under a portfolio of primary reinsurance contracts exceed the attachment point specified in the reinsurance contract with the primary insurer. Some of the Company's property catastrophe excess of loss policies limit coverage to one occurrence in a policy year, but most policies provide for coverage of a second occurrence after the payment of a reinstatement premium. The Company also writes a minimal amount of aggregate property catastrophe excess of loss contracts, which cover more than one catastrophe with one attachment point.

  The Company writes pro rata of property catastrophe reinsurance treaties when it believes that rates and volume are attractive. In such programs, the Company assumes a specified proportion of the exposure under a portfolio of excess of loss property catastrophe reinsurance contracts written by the ceding reinsurer and receives an equal proportion of the premium received by the cedent. The cedent generally receives a ceding commission, based upon the premiums ceded to the reinsurer, and may also be entitled to receive a profit commission based on the ratio of losses, loss expenses and the reinsurer's expenses to premiums ceded. The Company generally requires that its pro rata of property catastrophe contracts have aggregate exposure limits per occurrence on a zonal basis. The Company generally obtains detailed information concerning each underlying contract and the exposures underlying the risks it assumes and audits the premiums associated with the cessions. However, the Company is dependent upon the cedent's underwriting, pricing and claims administration to yield an underwriting profit.

 Other Lines of Business

  The Company's property risk excess of loss contracts cover a cedent's loss on a single "risk" in excess of the cedent's attachment point, rather than covering multiple risks as does property catastrophe reinsurance. A "risk" in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy, which the reinsured treats as a single risk. In property pro rata reinsurance treaties, the Company assumes a proportional part of the original premiums and losses of the reinsured on non-catastrophe reinsurance contracts. In property pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expense) and also may include a profit factor.

  In addition to property risk excess of loss and pro rata, the Company also writes other lines of reinsurance, which currently include casualty clash, marine, crop hail, aviation and satellite. Casualty clash reinsurance protects cedents against an aggregation of casualty losses incurred by multiple insureds from a single event. In addition to aggregation of losses, casualty clash coverage protects a reinsured against a single extraordinary loss caused by a judgment in excess of the original policy limit issued (including punitive damages) or an action by an original insured against the insurer for "bad faith" handling of a claim (extra-contractual obligations). Marine and aviation risks involve property damage, although they may also involve casualty coverages arising from the same event causing the property claims. Crop hail reinsurance provides property coverage for hail damage to crops. Satellite reinsurance protects the reinsured primarily from losses relating to launches, improper orbits and other losses in the early stages of the satellite's life.

  The Company has formed LaSalle Re Capital to provide capital support to selected Lloyd's syndicates commencing in January 1997. The Company expects that such support will be provided through letters of credit or a deposit of funds at Lloyd's. The Company is currently negotiating with three syndicates. One of such syndicates writes direct and facultative property insurance; one writes marine insurance and reinsurance; and one writes professional indemnity, directors and officers' insurance and bankers blanket bond business. There can be no assurance that any such negotiations will result in a definitive agreement. LaSalle Re Capital's provision of capital support to Lloyd's syndicates is subject to approval by the appropriate regulatory authorities.

 Geographic Diversification

  The Company seeks to diversify its property catastrophe exposures across geographic zones in order to optimize its spread of risk. For the year ended September 30, 1996, 41.7% of the Company's net premiums written represented U.S.-based risks. Within the United States, the Company's largest exposure on a zonal basis is the West Coast, including Hawaii and Alaska. The remaining 58.3% of net premiums written was spread in other territories around the world. This distribution of risk is subject to change and is dependent upon rates available in various zones. The Company intends to continue its expansion in international writings to further diversify its exposures. As a result of long-term relationships between the Company's management and certain clients and brokers, the Company has developed a strong base of regional business in the U.S. This business assists the Company in diversifying its U.S.-based risks and makes more efficient use of its capital by limiting multi-zone exposures. In the year ended September 30, 1996, this regional business represented a significant component of the Company's U.S.- based net premiums written.

  The following table sets forth the percentage of the Company's net premiums written allocated to the zone of exposure at the dates indicated (dollars in millions):

                                    SEPTEMBER 30, 1996     SEPTEMBER 30, 1995
                                  ---------------------- ----------------------
                                    NET    PERCENTAGE OF   NET    PERCENTAGE OF
                                  PREMIUMS NET PREMIUMS  PREMIUMS NET PREMIUMS
GEOGRAPHIC AREA                   WRITTEN     WRITTEN    WRITTEN     WRITTEN
---------------                   -------- ------------- -------- -------------
United States....................  $ 79.4       41.7%     $ 91.6       45.4%
Europe (excluding the U.K.)......    22.0       11.6        21.0       10.4
United Kingdom...................    16.3        8.6        14.1        7.0
Japan............................     8.0        4.2         7.6        3.8
Australasia......................    11.0        5.8         9.8        4.8
Worldwide........................    22.0       11.6        26.9       13.3
Worldwide (excluding the
 U.S.)(1)........................    11.5        6.0         8.8        4.4
Other(2).........................    16.5        8.6        16.1        8.0
Adjustments and reinstatements...     3.5        1.9         6.0        2.9
                                   ------      -----      ------      -----
    Total........................  $190.2      100.0%     $201.9      100.0%
                                   ======      =====      ======      =====

--------
(1) The category "Worldwide (excluding the U.S.)" consists of contracts that cover more than one zone (none of which is in the U.S.). The exposure in this category for business written to date is predominantly from Europe and Japan.
(2) Other relates to other lines of reinsurance, including casualty clash, marine, crop hail, aviation and satellite.

 Program Limits

  The following table sets forth the number of the Company's property catastrophe excess of loss programs written in the year ended September 30, 1996 by aggregate excess of loss program limits:

                                                                       NUMBER OF
                                                                       PROGRAMS
                                                                       ---------
      Greater than $15 million but less than $20 million..............      2
      $10-15 million..................................................     15
      $7.5-10 million.................................................     18
      $5-7.5 million..................................................     36
      $2.5-5 million..................................................     70
      Less than $2.5 million..........................................    209
                                                                          ---
          Total.......................................................    350
                                                                          ===

UNDERWRITING

  The Company's principal underwriting strategy is to underwrite property catastrophe exposures within clearly defined parameters that permit thorough analysis and appropriate pricing of each of the Company's reinsurance contracts. Underwriting decisions are made following analysis of each reinsurance contract based on the expected incremental return on equity in relation to the Company's overall portfolio of reinsurance contracts.

  The Underwriting/Actuarial Committee of the Company's Board has set limits on the Company's aggregate exposure. The Company uses various methods to evaluate and monitor its exposure to loss. The Company diversifies its property catastrophe exposures worldwide and within each geographic zone and also maintains exposure limits within each geographic zone. Aggregate exposures also are controlled and monitored on a real-time basis using computer-based rating and control systems. The Company imposes attachment points in its contracts at a level that is expected to exceed frequency of loss and limits aggregate risk exposure. In addition, the Company regularly reevaluates its pricing to ensure that general market conditions remain attractive.

  The Company obtains information from brokers, potential cedents and other sources, as appropriate, in order to make informed underwriting decisions. A potential cedent generally is not accepted without a thorough examination of its historical record, management, business strategy, underwriting policies and risk management systems. The Company also seeks to select clients with disciplined catastrophe management programs. The Company seeks to build long-term relationships with its clients because the Company believes that it can underwrite renewal business with greater precision.

  The Company uses computer-based modeling systems to estimate exposure to loss and evaluate pricing adequacy of its reinsurance programs. These models are also used in the analysis of projected return on equity and the monitoring of aggregate exposures within geographic zones.

  For U.S.-based risks, the Company has developed a proprietary model called L-CAM(TM) (LaSalle Catastrophe Analysis Model). L-CAM(TM) incorporates commercially available catastrophe simulation models and the Company's internally-generated models. The commercially available models include (i) CATMAP(TM), which uses market share data derived from zip code and/or country aggregate data to develop individual contract and portfolio loss statistics and (ii) IRAS(TM), which derives loss statistics based on hypothetical risk location determined from the most detailed information provided by the primary insurer. Models developed by the Company and used in L-CAM(TM) include (i) the Modified Historical Event Model, which fits a Pareto loss distribution to over 45 years of catastrophe loss data, adjusted for inflation and demographic shifts, (ii) the Market Loss Pricing Model, which uses underwriting-zone market share information to develop attachment and exhaustion probabilities from which pricing input is determined and (iii) the Industry Peer Model, which is a portfolio management tool selecting treaties in force with similar characteristics for pricing considerations.

  For non-U.S. based property catastrophe risks, the Company uses modeling techniques which incorporate Pareto loss distributions with exposure rating based on aggregate liabilities per geographic zone. The Company also examines experience ratings of adjusted historical loss events and, for some non-U.S. territories, uses a commercially available software program produced by EQECAT International, which utilizes probabilistic and deterministic loss calculations.

  For the other lines of reinsurance, the Company uses internal rating techniques that incorporate, among other things, exposure and experience ratings and thorough analysis of loss ratios and underwriting expenses associated with the business to be reinsured. The Company carefully structures the terms and conditions of its contracts to restrict coverage to the specific perils intended.

  The results of these analyses are measured against the Company's current portfolio and other known treaties in the market and combined with management's knowledge of the client and the current reinsurance market environment. Pricing and participation decisions are then made based on the estimated exposure of losses and the potential impact of each contract on incremental return on equity.

  Underwriting services are provided to the Company by CNA (Bermuda) Services Ltd. ("CNA Bermuda") pursuant to an underwriting services agreement. A staff of five professionals with extensive experience in the reinsurance industry currently serve as the Company's underwriting team in Bermuda. The Company also has access to the reinsurance expertise of CNA in terms of underwriting databases and technology, a staff of specialized professionals and a worldwide network of contacts in the reinsurance market. In addition, the underwriting of all new exposures is reviewed by the Chief Executive Officer or Chief Underwriting Officer of the Company.

MARKETING

  The Company markets its reinsurance products worldwide primarily through reinsurance brokers. By marketing its products primarily through the broker network, the Company avoids the expense of establishing and maintaining worldwide offices and marketing operations. The Company believes that its broker relationships permit it to obtain business and monitor developments in various lines of reinsurance in order to increase its writings when market conditions in those lines are favorable.

  The Company maintains an office in London, England through LaSalle Re Services. LaSalle Re Services introduces prospective customers to the Company and provides an important liaison with brokers in the London Market, assisting in the distribution of marketing literature and collecting information for LaSalle Re on demand and developments in the London reinsurance market generally. In addition, LaSalle Re Services plays a key role in the Company's marketing efforts in Europe.

  The Company strives to develop strong relationships with its brokers and clients. Retention of clients permits the Company to use experience regarding a client's underwriting practices and risk management systems to underwrite its own business with greater precision. The Company also targets brokers and clients that it believes will enhance the risk/return composition of its portfolio, are capable of supplying detailed and accurate underwriting data and can potentially add diversification to the Company's book of business. Additionally, the Company believes that its level of capital and surplus offers financial security and demonstrates to brokers and clients a high level of commitment to property catastrophe reinsurance.

  The Company focuses on providing high quality service by promptly responding to underwriting submissions, designing customized programs and offering lead terms when circumstances warrant and paying valid claims within an average of five days. The Company believes that it has established a reputation with its brokers and clients for high quality service.

  The Company received approximately 3,423 contract submissions in the year ended September 30, 1996 as compared to 3,667 in the year ended September 30, 1995. The Company is highly selective in accepting risks, extending coverage on only 995 contracts, or 29.1% of the program submissions received, in the year ended September 30, 1996. Subsidiaries and affiliates of Aon Corporation (together with its affiliates, "Aon") were brokers for approximately 12.4%, 10.6% and 11.9% of the Company's net written premiums in the years ended September 30, 1996, 1995 and the period ended September 30,1994 respectively. Guy Carpenter & Company, Inc., together with its affiliates, generated 16.6%, 21.1% and 20.3% of the Company's net premiums written for the years ended September 30, 1996, 1995 and the period ended September 30, 1994. No other broker accounted for more than 10% of the Company's net premiums written for the years ended September 30, 1996, 1995 or the period ended September 30, 1994.

  Consistent with its emphasis on disciplined underwriting practices, the Company is not obligated to accept any business from any intermediary, including Aon, CNA or LaSalle Re Services. No intermediary has the authority to bind the Company on any business.

RESERVES

  The Company establishes loss reserves for the ultimate settlement costs of all losses and loss expenses incurred with respect to business written by it. Generally accepted accounting principles ("GAAP") does not permit the Company to establish reserves with respect to its property catastrophe reinsurance until an event occurs that may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses.

  The derivation of loss reserves involves the actuarial and statistical projection at any given time of the Company's expectations of the ultimate settlement of loss and loss expenses. These loss projections become necessary, in large part, as a result of time lags associated with reinsurance loss reporting. These lags are principally attributable both to claimant delays in reporting to the primary carrier as well as primary and reinsurance company delays in gathering statistics and subsequently reporting cession details to the Company. As a result, in addition to the loss estimates reported by primary insurers on known claims, actuarially projected estimates of reserves applicable to both the development (growth) of known claims as well as the emergence of new claims reports related to losses events which have been incurred but not reported ("IBNR losses") prior to the evaluation date must be developed. In addition to the impact of reporting lags upon the accuracy of estimated loss liabilities, other factors have tremendous impact upon the ultimate settlement of insured losses, including loss cost inflation, trends in the amount of insurance purchased to the full value of insured properties and trends in the size and demographics of insured populations. The loss reserve estimates are not precise in that they necessarily involve an attempt to predict the ultimate outcome of future loss reporting and settlement activities.

  To establish appropriate loss reserves, the Company uses a combination of data sources and commercially available catastrophe models. These models are employed upon the occurrence of an event to arrive at estimates of losses to the Company. In addition, grouped and individual contract data illustrating the loss development history for prior similar events, as well as actual loss emergence experience of the underlying insurers, are analyzed to assist in the determination of suitable loss reserves. The data derived from the industry sources, and supplemented with the client specific information, are then used to arrive at estimates of loss emergence patterns and initial estimates of ultimate loss rates. These parameters are then applied, on a contract by contract basis, to arrive at estimates of ultimate losses. These loss estimates are then supplemented with the results derived from the catastrophe models, and final loss estimates are selected and reduced for losses reported to the Company to arrive at IBNR losses as of the date of evaluation.

  The reserves are reviewed regularly by the Company's actuaries and executive officers and the Board of Directors of LaSalle Re, and to the extent they develop upward or downward, the results are reflected in the net income in the period in which the reserve deficiency or redundancy is evaluated. There can be no assurance that the final loss settlements will not exceed the Company's loss reserve and have a material adverse effect upon the Company's financial condition and results of operations in a particular period.

  The Company determines its reserves with the assistance of actuarial staff provided by Aon Risk Consultants (Bermuda) Ltd. ("Aon Bermuda") pursuant to an administrative services agreement (the "Administrative Services Agreement").

INVESTMENTS

 Composition of Portfolio

  The Board has implemented a set of investment guidelines designed to meet the Company's liquidity requirements and return objectives. The guidelines are intended to be conservative, stressing preservation of principal, yield enhancement through the identification of value and market inefficiencies, market liquidity and risk reduction. The primary objective of the investment portfolio, as set forth in the guidelines, is to maximize investment returns consistent with these policies. The Company's investment guidelines are reviewed periodically and are subject to change at the discretion of the Board.

  The following table summarizes the composition of the Company's investment portfolio as of September 30, 1996, 1995 and 1994 (dollars in millions):

                                                           SEPTEMBER 30
                                                    ---------------------------
                                                        1996           1995
                                                    -------------  ------------
                                                     FAIR   % OF    FAIR  % OF
      TYPE OF INVESTMENT                             VALUE  TOTAL  VALUE  TOTAL
      ------------------                            ------- -----  ------ -----
      Fixed maturities:
        Non-U.S. government bonds and agencies..... $  75.3  14.0% $ 63.3  12.1%
        U.S. government bonds and agencies.........    90.1  16.8     4.9   0.9
        Corporate bonds............................   325.1  60.5   371.8  71.2
        Short-term investments.....................     0.0   0.0     0.0   0.0
                                                    ------- -----  ------ -----
          Subtotal.................................   490.5  91.3   440.0  84.2
        Cash and cash equivalents..................    47.0   8.7    82.4  15.8
                                                    ------- -----  ------ -----
          Total investments........................ $ 537.5 100.0% $522.4 100.0%
                                                    ======= =====  ====== =====

 Quality of Portfolio

  The Company has investment guidelines which restrict investments in securities below an "AA" grade rating to 15% of the total portfolio, and only 10% of the total portfolio can be invested in "BBB" grade rating. In addition, the guidelines restrict investments in a single issuer to no greater than 5% of the market value of the portfolio (except for U.S. and U.K. Government issues) and, with respect to country of issue, to no greater than 25% of the market value of the portfolio, except for U.S. and supernational borrowers.

  The following table summarizes the composition of the Company's fixed maturity portfolio by rating as assigned by S&P or Moody's as of September 30, 1996 and 1995 (dollars in millions):

                                                          SEPTEMBER 30,
                                                   ----------------------------
                                                       1996           1995
                                                   -------------  -------------
                                                    FAIR   % OF    FAIR   % OF
      RATING                                       VALUE  TOTAL   VALUE  TOTAL
      ------                                       ------ ------  ------ ------
      AAA......................................... $310.5   63.3% $305.4   69.4%
      AA..........................................  126.1   25.7   134.6   30.6
      A...........................................   53.9   11.0     --     --
                                                   ------ ------  ------ ------
                                                   $490.5 100.0%  $440.0 100.0%
                                                   ====== ======  ====== ======

 Maturity and Duration of Portfolio

  The Company's investment guidelines specify a one to four year duration for the Company's investment portfolio, reflecting the need to maintain a liquid, short duration portfolio to assure the Company's ability to pay claims on a timely basis. The Company currently has a target duration for the portfolio of three years and at September 30, 1996, the modified average duration of the portfolio was 2.57 years. The Company expects to periodically reevaluate the target duration in light of market conditions, including the level of interest rates, and estimates of the duration of its liabilities.

  The following table summarizes the contractual maturities of the Company's fixed maturity portfolio as of September 30, 1996 and 1995 (dollars in millions):

                                                           SEPTEMBER 30,
                                                     --------------------------
                                                         1996          1995
                                                     ------------  ------------
      Due in less than one year..................... $ 99.8  20.4% $ 45.1  10.3%
      Due in one to five years......................  331.8  67.6   353.3  80.3
      Due in five to ten years......................   58.9  12.0    41.6   9.4
      Greater than 10 years.........................    --    --      --    --
                                                     ------ -----  ------ -----
                                                     $490.5 100.0% $440.0 100.0%
                                                     ====== =====  ====== =====

 Equity Securities/Real Estate

  Pursuant to the Company's investment guidelines, the Company's investment portfolio may not contain any direct investments in real estate, mortgage loans or equity securities.

 Foreign Currency Exposures

  At present, the Company's fixed maturity portfolio is composed only of securities denominated in U.S. dollars. In the future, the Company's investment managers may be instructed to invest some of the fixed maturity portfolio in securities denominated in currencies other than U.S. dollars based upon the business the Company anticipates writing, the exposures and claims reserves on the Company's books and the local currency outlook compared to that of the U.S. dollar. The primary risk exposures and premiums receivable are denominated in U.S. dollars, European currencies, Japanese yen and Australian dollars.

  In an effort to manage its exposure to foreign currency exchange rate fluctuations, the Company from time to time enters into foreign exchange contracts. These contracts generally involve the exchange of one currency for U.S. dollars at some future date. At September 30, 1996, the Company has a notional principal amount outstanding of approximately $25.2 million in foreign exchange contracts as compared to $6.1 million at September 30, 1995. The carrying value of these contracts at September 30, 1996 approximated their fair value. Realized and unrealized gains or losses on these contracts are recorded as an income item in the Company's consolidated statement of operations. Foreign exchange contracts at September 30, 1996 generally had maturities of six months or less and related to major Western currencies.

 Diversification and Liquidity

  Pursuant to the investment guidelines of the Company, no more than 25% of the fair market value of the Company's investment portfolio may be invested in the securities of any sovereign government or agency issuing in its own currency (except for the U.S. and supernational entities). Additionally, no more than 5% of the fair market value of the investment portfolio may be invested in securities issued by any single issuer.

 Investment Manager

  LaSalle Re has entered into an investment management agreement (the "Investment Management Agreement") with Aon Advisors (UK) Limited ("Aon Advisors"). Pursuant to the terms of the Investment Management Agreement, the Company pays Aon Advisors a fee equal to 0.35% per annum of the first $100 million of assets under management, 0.25% per annum of the next $100 million of assets under management in excess of $100 million and 0.15% per annum of any additional assets under management in excess of $200 million. The terms of the Investment Management Agreement were determined in arm's length commercial negotiations. The performance of, and the fees paid to, Aon Advisors under the Investment Management Agreement are reviewed periodically by the Board.

COMPETITION

  The property catastrophe reinsurance industry is highly competitive. The Company competes, and will continue to compete, with major U.S. and non-U.S. insurers and property catastrophe reinsurers, including other Bermuda based property catastrophe reinsurers and CNA, some of which have greater financial and organizational resources than the Company. There may be established companies or new companies of which the Company is not aware which may be planning to enter the property catastrophe reinsurance market or existing reinsurers which may be planning to raise additional capital. In addition, Lloyd's began to allow capital from corporate investors in 1994. Competition in the types of reinsurance business that the Company underwrites is based on many factors, including rates and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment and reputation, the perceived financial strength and experience of the reinsurer in the line of reinsurance to be written.

  In April 1996, LaSalle Re received an initial rating from A.M. Best Company, Inc. ("A.M. Best") of "A-" (Excellent). Prior to that time, LaSalle Re was not rated by any rating agency. The rating received by LaSalle Re represents the fourth highest in the rating scale used by A.M. Best. In October 1996, LaSalle Re received an initial rating of its claims paying ability from Standard & Poor's Corporation ("S&P") of "A" (Good). The rating received by LaSalle Re represents the sixth highest in the rating scale used by S&P. Such ratings are based on factors of concern to cedents and brokers and are not directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. While the Company believes that its new ratings will not be a major competitive advantage or disadvantage, some of the Company's principal competitors have higher ratings than the Company. Insurance ratings are one factor used by brokers and cedents as a means of assessing the financial strength and quality of reinsurers. In addition, a cedent's own rating may be adversely affected by the lack of a rating of its reinsurer. Therefore, a cedent may elect to reinsure with a competitor of the Company that has a higher insurance rating. Similarly, the lowering or loss of a rating in the future could adversely affect the Company's ability to compete.

  The Company is not licensed or admitted as an insurer in any jurisdiction other than Bermuda and has no plans to become so licensed or admitted; however, LaSalle Re Capital may become a corporate member of a Lloyd's syndicate. Because jurisdictions in the United States do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted, the Company's reinsurance contracts generally require it to post a letter of credit or provide other security for outstanding claims and/or unearned premiums. In order to post these letters of credit, the Company generally is required to provide the issuing banks with collateral equal to such amounts. As a result of the size of the Company's capitalization, the Company does not believe that its non-admitted status in any jurisdiction has, or should have, a material adverse effect on its ability to compete or obtain business in the property catastrophe reinsurance market in which it operates, principally because many of the Company's competitors are not admitted or licensed in United States jurisdictions. However, there can be no assurance that increased competitive pressure from current reinsurers and future market entrants or the Company's non-admitted status will not adversely affect the Company.

EMPLOYEES

  The Company has three employees, which are Mr. Blake, Chairman, Chief Executive Officer and President of the Company, Mr. Cook, Chief Financial Officer and Treasurer of the Company and the Company's Investor Relations Manager. In addition to their activities, the Company's day-to-day operations are performed by affiliates of Aon and CNA pursuant to certain service agreements. Under these agreements, 31 employees of Aon and CNA are currently dedicated to the Company. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements, and the Company knows of no current efforts to implement such agreements at the Company.

REGULATION

 Bermuda

  The Insurance Act 1978, as amended, and Related Regulations (the "Insurance Act"). As a holding company, the Company is not subject to Bermuda insurance regulations. However, the Insurance Act, which regulates the insurance business of LaSalle Re, provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Minister of Finance (the "Minister"). The Minister, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister may impose at any time.

  An Insurance Advisory Committee appointed by the Minister advises him on matters connected with the discharge of his functions, and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

  The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister powers to supervise, investigate and intervene in the affairs of insurance companies. Other significant aspects of the Bermuda insurance regulatory framework are set forth below.

  Cancellation of Insurer's Registration. An insurer's registration may be canceled by the Minister on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or, if in the opinion of the Minister after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

  Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, both of which, in the case of LaSalle Re, are required to be filed annually with the Registrar of Companies (the "Registrar"), who is the chief administrative officer under the Insurance Act. The independent auditor of the insurer must be approved by the Minister and may be the same person or firm which audits the insurer's financial statements and reports for presentation to its shareholders.

  Loss Reserve Specialist. LaSalle Re is registered as a Class 4 insurer. Every Class 4 insurer is required to submit an annual loss reserve opinion when filing the Annual Statutory Financial Return. This opinion must be issued by a Loss Reserve Specialist. The Loss Reserve Specialist, who will normally be a qualified casualty actuary, must be approved by the Minister.

  Statutory Financial Statements. An insurer must prepare Annual Statutory Financial Statements. The Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, income statement, statement of capital and surplus and detailed notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act 1981 of Bermuda, which financial statements may be prepared in accordance with GAAP. LaSalle Re is required to submit the Annual Statutory Financial Statements as part of the Annual Statutory Financial Return.

  Minimum Solvency Margin. The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin which varies with the type of business and class of registration of the insurer and the insurer's net premiums written and loss reserve level. As a registered Class 4 insurer, LaSalle Re is required to maintain a minimum solvency margin equal to the greatest of $100 million, 50% of its net premiums written and 15% of its loss and other certain insurance reserves. At September 30, 1996, LaSalle Re's actual statutory capital and surplus was $475.6 million, compared to its minimum solvency margin requirement of $100 million.

  Minimum Liquidity Ratio. The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Minister, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

  Annual Statutory Financial Return. LaSalle Re is required to file with the Registrar an Annual Statutory Financial Return no later than four months after its financial year end (unless specifically extended). The Annual Statutory Financial Return includes, among other matters, a report of the approved independent auditor on the Annual Statutory Financial Statements of the insurer; a declaration of the statutory ratios; a solvency certificate; the Annual Statutory Financial Statements themselves; the opinion of the approved Loss Reserve Specialist and certain details concerning ceded reinsurance. The solvency certificate and the declaration of the statutory ratios must be signed by the principal representative and at least two directors of the insurer who are required to state (among other matters) whether the Minimum Solvency Margin and, in the case of the solvency certificate, the Minimum Liquidity Ratio have been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for them to so state and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act. The Statutory Financial Return must include the opinion of the Loss Reserve Specialist in respect of the loss and loss expense provisions of LaSalle Re. Where an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

  Supervision, Investigation and Intervention. The Minister may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Minister believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the Minister may direct an insurer to produce documents or information relating to matters connected with the insurer's business.

  If it appears to the Minister that there is a risk of the insurer becoming insolvent or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Minister may (among other matters) direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize certain investments; to maintain in Bermuda, or transfer to the custody of a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments; and/or to limit its premium income.

  Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of LaSalle Re is at the Company's offices at 25 Church Street, Hamilton HM FX Bermuda, and Andrew Cook is the principal representative of LaSalle Re. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an "event" has occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to him. Examples of such an "event" include failure by the reinsurer to comply substantially with a condition imposed upon the reinsurer by the Minister relating to a solvency margin or a liquidity or other ratio.

  Class 4 Insurer. LaSalle Re is registered as a Class 4 insurer and, as such:
(i) is required to maintain a minimum statutory capital and surplus equal to the greatest of $100 million, 50% of its net premiums written and 15% of its loss and other insurance reserves; (ii) is required to file annually within four months following the end of the relevant financial year with the Registrar a Statutory Financial Return together with a copy of its Annual Statutory Financial Statements and an opinion of a Loss Reserve Specialist in respect of its loss and loss expense provisions; (iii) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, LaSalle Re will be prohibited, without the approval of the Minister, from declaring or paying any dividends during the next financial year); (iv) is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files with the Registrar an affidavit stating that it will continue to meet the required margins; (v) is prohibited, without the approval of the Minister, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements; and (vi) is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred to file with the Minister a written report containing certain information.

  Certain Other Considerations. As "exempted" companies, the Company and LaSalle Re may not, without the express authorization of the Bermuda legislature or a license granted by a Minister, participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda (except that required for its business and held by way of lease or tenancy agreement for a term not exceeding 21 years); (ii) the taking of mortgages on land in Bermuda in excess of $50,000; or (iii) the carrying on of business of any kind in Bermuda, except in furtherance of the business of the Company carried on outside Bermuda.

  The Bermuda government actively encourages foreign investment in "exempted" entities like the Company that are based in Bermuda but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, the Company and LaSalle Re are not currently subject to taxes on their incomeor dividends or to any foreign exchange controls in Bermuda. In addition, there currently is no capital gains tax in Bermuda, and profits can be accumulated by the Company and LaSalle Re, as required, without limitation.

 United States, United Kingdom and Other

  LaSalle Re is registered as an insurer and is subject to regulation and supervision in Bermuda. LaSalle Re is not admitted or authorized to do business in any jurisdiction except Bermuda. The insurance laws of each state of the United States do not directly regulate the sale of reinsurance within their jurisdictions by alien insurers, such as LaSalle Re. Nevertheless, the sale of reinsurance by alien reinsurers, such as LaSalle Re, to insurance companies domiciled or licensed in United States jurisdictions is indirectly regulated by state "credit for reinsurance" laws that operate to deny financial statement credit to ceding insurers unless the non-admitted alien reinsurer posts acceptable security for ceded liabilities and agrees to certain contract provisions (e.g., insolvency and intermediary clauses). Although the insurance laws of United States jurisdictions generally exempt the business of reinsurance from "doing business" laws, the Company conducts its business at its principal offices in Bermuda and does not maintain an office in the United States, and its personnel do not solicit, advertise, settle claims or conduct other insurance activities in the United States. All policies are issued and delivered and premiums are received outside the United States. The Company does not believe that it is subject to the insurance laws of any state in the United States.

  From time to time, there have been congressional and other initiatives in the United States regarding the supervision and regulation of the insurance industry, including proposals to supervise and regulate alien reinsurers. While none of these proposals has been adopted to date on either the federal or state level, there can be no assurance that federal or state legislation will not be enacted subjecting the Company to supervision and regulation in the United States, which could have a material adverse effect on the Company. In addition, no assurance can be given that if the Company were to become subject to any laws of the United States or any state thereof or of any other country at any time in the future, it would be in compliance with such laws.

  LaSalle Re does not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require that LaSalle Re be so admitted. Consistent with this policy, LaSalle Re established LaSalle Re Services as a subsidiary in the United Kingdom to operate a London "contact office" at the London Underwriting Center. LaSalle Re Services is not registered as an insurer in England or in any other jurisdiction. The Company believes that LaSalle Re Services is not required to be registered as an insurance company in the United Kingdom, and that the activities of LaSalle Re Services do not cause the Company to be subject to regulation as an insurance company in the United Kingdom.

  The Company has formed LaSalle Re Capital to provide capital support to selected Lloyd's syndicates commencing in January 1997. LaSalle Re Capital may become a corporate member of Lloyd's in the course of

December 1996 and underwrite as a member of Lloyd's syndicates as from January 1 1997, at which point it will become subject to various Lloyd's regulations.

ITEM 2. PROPERTIES

  The Company is provided office space in Bermuda and London by Aon Bermuda pursuant to the Administrative Services Agreement.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of shareholders of the Company during the fourth fiscal quarter of the fiscal year ended September 30, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names, ages, positions and certain other information concerning the current executive officers of the Company.

             NAME              AGE                         POSITION
             ----              ---                         --------
      Victor H. Blake          61            Chief Executive Officer and President
      Guy D. Hengesbaugh       37            Executive Vice President and
                                              Chief Underwriting Officer
      Andrew Cook              34            Chief Financial Officer and Treasurer
      Terry J. Alfuth          51            Senior Vice President

  Victor H. Blake has been Chairman, Chief Executive Officer and President of the Company since its organization in September 1995 and Chairman and Chief Executive Officer of LaSalle Re, since May 1994. Mr. Blake has 37 years experience in the insurance industry, concentrating primarily in reinsurance. Mr. Blake served as Chairman and Chief Executive Officer of CNA International Reinsurance Company Ltd. ("CNA Re"), a leading property and casualty insurer operating in the London market, from its formation in 1976 until October 1995. In addition, he acted as the chairman and chief executive officer of CNA Reinsurance Group, from its formation in April 1994 until October 1995. CNA Reinsurance Group includes CNA Re and the United States reinsurance operations of CNA. Mr. Blake is the non-executive chairman of CNA Reinsurance Group. Mr. Blake is also founder Chairman of the LUC Holdings Ltd, the shareholders of the London Underwriting Centre, a marketplace housing many of the London market insurers and reinsurers. He also served as a member of the Council of the London Insurance and Reinsurance Market Association and its predecessor bodies from 1977 to 1996.

  Guy D. Hengesbaugh has been Executive Vice President and Chief Underwriting Officer of the Company since its organization in September 1995 and Executive Vice President and Chief Underwriting Officer of LaSalle Re since its organization in October 1993. Mr. Hengesbaugh has ten years experience in underwriting management with CNA in Chicago and London. Mr. Hengesbaugh is a Vice President of Continental Casualty Company and an employee of CNA Bermuda and his services are made available to the Company pursuant to an underwriting services agreement.

  Andrew Cook, a chartered accountant, has been Chief Financial Officer and Treasurer of the Company since its organization in September 1995 and Chief Financial Officer and Treasurer of LaSalle Re since its organization in October 1993. Mr. Cook was an employee of Aon from 1993 until October 1995. Mr. Cook was employed by Becher and Carlson Risk Management Limited, a subsidiary of American Re-Insurance Company, from

November 1990 to October 1993, where he was a Vice President responsible for a portfolio of captive insurance companies. From December 1987 to October 1990, Mr. Cook was an audit manager with Ernst & Young in Bermuda specializing in the audit of insurance and reinsurance companies.

  Terry J. Alfuth has been Senior Vice President, responsible for actuarial, claims, human resources, and information services, of the Company and LaSalle Re since September 1996. He joined LaSalle in September 1996 after eight years with one of the Winterthur US Regional companies as Vice President/Risk Management during which time he was instrumental in establishing a commercial lines division. Mr. Alfuth has 29 years of experience in the property and casualty insurance industry. He is a Fellow of the Casualty Actuarial Society, a member of the American Academy of Actuaries and a graduate of the PMD program at Harvard Graduate School of Business

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

  The Common Shares were initially offered to the public on November 20, 1995 at a price of $19.25 per share. The Common Shares are quoted on the NASDAQ National Market under the symbol "LSREF."

  The following table sets forth, for the periods indicated, the high and low sale prices for the Common Shares as reported by the NASDAQ National Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                                                  HIGH     LOW
                                                                 ------- -------
      Quarter ended December 31, 1995 (from November 20, 1995).  $23.250 $19.500
      Quarter ended March 31, 1996.............................   23.625  21.000
      Quarter ended June 30, 1996..............................   22.750  19.750
      Quarter ended September 30, 1995.........................   25.500  21.000
      Quarter ended December 31, 1996 (through December 12,
       1996)...................................................   29.500  22.375

As of December 12, 1996, there were 58 holders of record of the Common Shares.

  In April, July and October 1996, the Company paid dividends of $0.25, $0.25 and $0.25 per share to holders of its Common Shares. In October 1996, the Company adopted a dividend policy pursuant to which it intends to distribute in each fiscal year 50% to 60% of the Company's net income from the prior fiscal year, if any, on a quarterly basis. The actual amount and timing of any future dividends is at the discretion of the Board and is dependent upon the profits and financial requirements of the Company as well as loss experience, business opportunities and any other factors that the Board deems relevant. In addition, if the Company has funds available for distribution, it may nevertheless determine that such funds should be retained for the purposes of replenishing capital, expanding premium writings or other purposes. In order for the Company to pay dividends in excess of 50% of net income, the Company will have to renegotiate certain terms of its credit facility. The Company is a holding company whose principal source of income is cash dividends and other permitted payments from LaSalle Re. The payment of dividends by LaSalle Re to the Company is restricted under Bermuda law and regulation, including Bermuda insurance law. Under the Insurance Act, LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files an affidavit stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the approval of the Minister of Finance if it failed to meet its required margins in the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends which would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Minister of Finance. As a result of these factors, there can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends.

ITEM 6. SELECTED FINANCIAL DATA

  The historical consolidated financial data presented below as of and for each of the periods ended September 30, 1996, 1995 and 1994 were derived from the Company's consolidated financial statements incorporated from the Company's 1996 Annual Report. The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also contained in the 1996 Annual Report.

                                                                      PERIOD
                                                                    OCTOBER 26,
                                        YEAR ENDED    YEAR ENDED      1993 TO
                                       SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                           1996         1995(1)       1994(1)
                                       ------------- ------------- -------------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                       AMOUNTS)
STATEMENT OF INCOME DATA
  Net premiums written...............   $   190,151   $   201,916   $   133,327
  Net premiums earned................       195,141       170,370        76,989
  Net investment income (net of
   realized losses)..................        26,428        25,066        15,739
  Loss and loss expenses incurred....        51,477        60,397        49,801
  Underwriting expenses..............        27,268        22,988         8,686
  Operating expenses (2).............        13,373         7,603         4,342
  Income before minority interest....       129,451       104,448        29,899
  Minority interest (3)..............        47,966        38,774        10,958
  Net income.........................        81,485        65,674        18,941
  Net income per share (4)...........   $      5.40   $      4.51   $      1.31
  Weighted average shares outstanding
   (5)...............................    23,967,870    23,170,680    22,852,910
  Dividend per Common Share (6)......   $      1.85   $      4.62           --
OTHER DATA
  Loss and loss expense ratio (7)....          26.4%         35.5%         64.7%
  Expense ratio (7)..................          19.6%         17.1%         16.6%
  Combined ratio (7).................          46.0%         52.6%         81.3%
  Return on average Combined Equity
   (8)...............................          29.2%         26.6%          9.3%
  Total statutory capital and surplus
   (9)...............................   $   475,580   $   390,683   $   376,414
BALANCE SHEET DATA (AT END OF PERIOD)
  Total investments and cash.........   $   537,504   $   522,425   $   409,738
  Reinsurance balances receivable....        70,625        86,146        50,307
  Total assets.......................       634,374       636,547       481,424
  Reserve for losses and loss
   expenses..........................        49,875        66,654        37,789
  Reserve for unearned premiums......        82,894        87,885        56,338
  Minority interest (3)..............       179,470       147,389       140,838
  Total shareholders' equity.........       307,448       253,422       243,446
  Book value per share (10)..........   $     21.42   $     17.64   $     16.91

--------
(1) In October 1995, LaSalle Re changed its fiscal year end from December 31, to September 30, effective September 30, 1995. All prior periods have been adjusted to reflect a fiscal year end of September 30.
(2) Includes operating expenses, corporate expenses, interest payable and foreign exchange gains and losses. For a discussion of foreign exchange gains and losses, see "Management's Discussion of Financial Condition and Results of Operations".
(3) Minority interest represents those shares in LaSalle Re that are held as Exchangeable Non-Voting Shares and constitute approximately 37% of the capital stock of LaSalle Re. The Exchangeable Non-Voting Shares are held by certain Founding Shareholders and are exchangeable, at the option of the holder, for Common Shares on a one-for-one basis, unless the Board determines that such exchange may cause actual or potential adverse tax consequences to the Company or any shareholder.
(4) Net income per share equals income before minority interest divided by weighted average shares outstanding.

(5) Weighted average shares outstanding include Common Shares and the Exchangeable Non-Voting Shares as common stock equivalents and the dilutive effect of stock options and stock appreciation rights using the treasury stock method.
(6) Dividend per Common Share is based on the outstanding Common Shares as of September 30, 1996 of 14,397,720 (1995: 14,397,720; 1994: 14,395,710).
(7) The loss and loss expense ratio is calculated by dividing the losses and loss expenses incurred by net premiums earned. The expense ratio is calculated by dividing underwriting expenses and certain operational expenses by net premiums earned. The combined ratio is the sum of the loss and loss expense ratio and the expense ratio.
(8) Return on average Combined Equity is calculated by dividing net income before minority interest by the average of the opening and closing sum of shareholders' equity and minority interest. The adjustment in respect of minority interest reflects the exchangeable nature of the Exchangeable Non-Voting Shares. Closing shareholders' equity and minority interest reflects any dividends declared or paid during such periods, with the average not adjusted to reflect the timing of dividends declared or paid.
(9) Total statutory capital and surplus is calculated in accordance with the provisions of the Insurance Act. See "Business--Regulation."
(10) Book value per share is based on Combined Equity divided by Common Shares and Exchangeable Non-Voting Shares of 22,727,010 (as of September 30,
     1996) (1995: 22,727,010; 1994: 22,725,000).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required for this item is incorporated by reference to the narrative contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required for this item is incorporated by reference to the consolidated financial statements of the Company contained in the Company's 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The information concerning directors required for this item is incorporated by reference to the information contained under the captions "Election of Directors", "Nominees", "Meetings and Committees of the Board of Directors" and "Section 16 Reporting" in the Company's Proxy Statement for the Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

  The information required for this item is incorporated by reference to the information contained under the caption "Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required for this item is incorporated by reference to the information contained under the caption "Beneficial Ownership of Common Shares--Directors, Officers and Other Beneficial Owners" in the Company's Proxy Statement for the Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required for this item is incorporated by reference to the information contained under the caption "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements

    The following Consolidated Financial Statements of LaSalle Re Holdings Limited and the Report of Independent Auditors are incorporated by reference to the Company's 1996 Annual Report:

    Consolidated balance sheets as at September 30, 1996 and 1995

    Consolidated statements of operations for the years ended September 30, 1996, 1995 and the period from October 26, 1993 to September 30, 1994

    Consolidated statements of changes in shareholders' equity for the years ended September 30, 1996, 1995 and the period from October 26, 1993 to September 30, 1994

    Consolidated statements of cash flows for the years ended September 30, 1996, 1995 and the period from October 26, 1993 to September 30, 1994

    Notes to the Consolidated Financial Statements

  (a) 2. Financial Statement Schedules

    Schedule III Supplementary Insurance Information

  (a) 3. Exhibits

 EXHIBIT
 NUMBER            DESCRIPTION                       METHOD OF FILING
 -------           -----------                       ----------------
  3.1    Memorandum of Association        Incorporated by reference to Exhibit
                                          3.1 to Registration Statement on Form
                                          S-1 (No. 33-97304)
  3.2    Bye-Laws                         Incorporated by reference to Exhibit
                                          3.1 to Form 10-Q for the quarterly
                                          period ended December 31, 1995 (File
                                          No. 0-27216)
 10.1    Excess Ownership Agreement       Incorporated by reference to Exhibit
         dated November 27, 1995 among    10.3 to Form 10-Q for the quarterly
         the Company, LaSalle Re and      period ended December 31, 1995 (File
         the Founding Shareholders        No. 0-27216)
 10.2    Amended and Restated             Incorporated by reference to Exhibit
         Shareholders Agreement dated     10.1 to Form 10-Q for the quarterly
         November 27, 1995 among the      period ended December 31, 1995 (File
         Company, LaSalle Re and the      No. 0-27216).
         Founding Shareholders
 10.3    Amended and Restated Option      Incorporated by reference to Exhibit
         Agreement dated November 27,     10.2 to Form 10-Q for the quarterly
         1995 among the Company,          period ended December 31, 1995 (File
         LaSalle Re and certain of the    No. 0-27216).
         Founding Shareholders
 10.4    Conversion Agreement dated       Incorporated by reference to Exhibit
         November 27, 1995 among the      10.4 to Form 10-Q for the quarterly
         Company, LaSalle Re and          period ended December 31, 1995 (File
         holders of Exchangeable Non-     No. 0-27216).
         Voting Shares
 10.5    Amended and Restated             Incorporated by reference to Exhibit
         Employment Agreement dated       10.5 to Form 10-Q for the quarterly
         October 1, 1995 between Victor   period ended December 31, 1995 (File
         H. Blake and LaSalle Re*         No. 0-27216).

 EXHIBIT
 NUMBER            DESCRIPTION                         METHOD OF FILING
 -------           -----------                         ----------------
 10.6    Amended and Restated               Incorporated by reference to Exhibit
         Underwriting Services Agreement    10.6 to Form 10-Q for the quarterly
         dated September 21, 1995 among     period ended December 31, 1995 (File
         the Company, LaSalle Re and CNA    No. 0-27216).
         Bermuda**
 10.7    Amended and Restated               Incorporated by reference to Exhibit
         Administrative Services            10.7 to Form 10-Q for the quarterly
         Agreement dated September 21,      period ended December 31, 1995 (File
         1995 among the Company, LaSalle    No. 0-27216).
         Re and Aon Bermuda
 10.8    Amended and Restated Investment    Incorporated by reference to
         Management Agreement dated         Registration Statement on Form S-1
         September 21, 1995 among the       (No. 333-14861)
         Company, LaSalle Re and Aon
         Advisors.
 10.9    Claims Agreement dated December    Incorporated by reference to
         16, 1993 between LaSalle Re and    Registration Statement on Form S-1
         IRISC                              (No. 333-14861)
 10.10   Employment Agreement dated         Incorporated by reference to Exhibit
         October 1, 1995 between Andrew     10.10 to Form 10-Q for the quarterly
         Cook and LaSalle*                  period ended December 31, 1995 (File
                                            No. 0-27216).
 10.11   Credit Agreement dated as of       Incorporated by reference to Exhibit
         December 1, 1995 among the         10.9 to Form 10-Q for the quarterly
         Company, several banks and         period ended December 31, 1995 (File
         Chemical Bank, as                  No. 0-27216).
         administrative agent
 10.12   First Amendment, dated             Incorporated by reference to
         September 25, 1996, among the      Registration Statement on Form S-1
         Company, several banks and         (No. 333-14861)
         Chase Manhattan Bank as
         administrative agent, to Credit
         Agreement dated as of December
         1, 1995 among Holdings, several
         banks and Chemical Bank, as
         administrative agent
 10.13   Long-Term Incentive Plan.*         Incorporated by reference to
                                            Registration Statement on Form S-1
                                            (No. 333-14861)
 10.14   Employee Stock Purchase Plan.*     Incorporated by reference to
                                            Registration Statement on Form S-1
                                            (No. 333-14861)
 10.15   First Amendment dated July 1,      Incorporated by reference to
         1996 to Amended and Restated       Registration Statement on Form S-1
         Underwriting Services Agreement    (No. 333-14861)
         dated as of September 21, 1995
         between CNA (Bermuda) Services
         Limited and LaSalle Re
 10.16   First Amendment dated July 1,      Incorporated by reference to
         1996 to Amended and Restated       Registration Statement on Form S-1
         Administrative Services            (No. 333-14861)
         Agreement dated as of September
         21, 1995 between Aon Risk
         Consultants (Bermuda) Limited
         and LaSalle Re
 10.17   Quota Share Treaty between CNA     Incorporated by reference to
         International Reinsurance          Registration Statement on Form S-1
         Company Limited and LaSalle Re     (No. 333-14861)
         in respect of 1994 underwriting
         year of account (London office).
 10.18   Quota Share Treaty between CNA     Incorporated by reference to
         International Reinsurance          Registration Statement on Form S-1
         Company Limited and LaSalle Re     (No. 333-14861)
         in respect of 1995 underwriting
         year of account (London office).

 EXHIBIT
 NUMBER            DESCRIPTION                         METHOD OF FILING
 -------           -----------                         ----------------
 10.19   Quota Share Treaty between CNA     Incorporated by reference to
         International Reinsurance          Registration Statement on Form S-1
         Company Limited and LaSalle Re     (No. 333-14861)
         in respect of 1996 underwriting
         year of account (London office).
 10.20   Quota Share Treaty between CNA     Incorporated by reference to
         International Reinsurance          Registration Statement on Form S-1
         Company Limited and LaSalle Re     (No. 333-14861)
         in respect of 1994 underwriting
         year of account (Amsterdam
         office).
 10.21   Quota Share Treaty between CNA     Incorporated by reference to
         International Reinsurance          Registration Statement on Form S-1
         Company Limited and LaSalle Re     (No. 333-14861)
         in respect of 1995 underwriting
         year of account (Amsterdam
         office).
 10.22   Quota Share Treaty between CNA     Incorporated by reference to
         International Reinsurance          Registration Statement on Form S-1
         Company Limited and LaSalle Re     (No. 333-14861)
         in respect of 1996 underwriting
         year of account (Amsterdam
         office).
 10.23   LMX Quota Share Retrocessional     Incorporated by reference to
         Agreement between Continental      Registration Statement on Form S-1
         Casualty Company and LaSalle Re    (No. 333-14861)
         for the 1995 underwriting year
         of account.
 10.24   LMX Quota Share Retrocessional     Incorporated by reference to
         Agreement between Continental      Registration Statement on Form S-1
         Casualty Company and LaSalle Re    (No. 333-14861)
         for the 1996 underwriting year
         of account.
 10.25   Amendment of Amended and           Incorporated by reference to
         Restated Employment Agreement      Registration Statement on Form S-1
         dated as of October 1, 1996        (No. 333-14861)
         between Victor H. Blake and the
         Company*
 10.26   Amendment of Amended and           Incorporated by reference to
         Restated Employment Agreement      Registration Statement on Form S-1
         dated as of October 1, 1996        (No. 333-14861)
         between Andrew Cook and the
         Company*
 11.1    Statement re computation of per    Incorporated by reference to
         share earnings                     Registration Statement on Form S-1
                                            (No. 333-14861)
 13.1    Annual Report to shareholders      Filed with this document
         for the fiscal year ended
         September 30, 1996
 21.1    Subsidiaries of the Registrant     Incorporated by reference to
                                            Registration Statement on Form S-1
                                            (No. 333-14861)
 27.1    Financial Data Schedule            Incorporated by reference to
                                            Registration Statement on Form S-1
                                            (No. 333-14861)

--------
  *Management contract or compensatory plan.
 **Pursuant to this services agreement, the services of Mr. Hengesbaugh are provided to the Company.

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth fiscal quarter of Fiscal 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN BERMUDA, ON THE 20TH DAY OF DECEMBER, 1996.

                                          LaSalle Re Holdings Limited

                                                   /s/ Andrew Cook
                                          By: _________________________________
                                                       Andrew Cook
                                               Chief Financial Officer and
                                                        Treasurer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED AND ON THE 20TH DAY OF DECEMBER, 1996.

                 SIGNATURE                                     TITLE
                 ---------                                     -----


          /s/ Victor H. Blake               Chairman, President and Chief Executive
___________________________________________   Officer (Principal Executive Officer)
              Victor H. Blake

            /s/ Andrew Cook                 Chief Financial Officer and Treasurer
___________________________________________   (Principal Financial Officer)
                Andrew Cook

           /s/ Steven Given                 Controller (Principal Accounting Officer)
___________________________________________
               Steven Given

      /s/ William J. Adamson, Jr.           Director
___________________________________________
          William J. Adamson, Jr.

           /s/ Andrew Africk                Director
___________________________________________
               Andrew Africk

           /s/ Ivan P. Berk                 Director
___________________________________________
               Ivan P. Berk

           /s/ Joseph Haviv                 Director
___________________________________________
               Joseph Haviv

         /s/ Jonathan H. Kagan              Director
___________________________________________
             Jonathan H. Kagan

       /s/ Donald P. Koziol, Jr.            Director
___________________________________________
           Donald P. Koziol, Jr.

          /s/ Lester Pollack                Director
___________________________________________
              Lester Pollack
         /s/ Peter J. Rackley               Director
___________________________________________
             Peter J. Rackley
          /s/ Scott A. Schoen               Director
___________________________________________
              Scott A. Schoen
         /s/ Harvey G. Simons               Director
___________________________________________
             Harvey G. Simons
         /s/ David A. Stockman              Director
___________________________________________
             David A. Stockman
           /s/ Paul J. Zepf                 Director
___________________________________________
               Paul J. Zepf

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
LaSalle Re Holdings Limited

  Under date of October 19, 1996 we reported on the consolidated balance sheets of LaSalle Re Holdings Limited and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended September 30, 1996 and 1995 and the period from October 26, 1993 (date of incorporation) to September 30, 1994, as contained in the 1996 annual report to the shareholders. These consolidated financial statements and our report thereon are incorporated by reference in this annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 14 (a) 2 of this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick

Hamilton, Bermuda
October 19, 1996

                                          Chartered Accountants

                                                                    SCHEDULE III

                          LASALLE RE HOLDINGS LIMITED

                      SUPPLEMENTARY INSURANCE INFORMATION

               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                      FUTURE POLICY
                                        BENEFITS,
                          DEFERRED       LOSSES,                       OTHER POLICY
                         ACQUISITION CLAIMS AND LOSS    UNEARNED        CLAIMS AND    PREMIUM
SEGMENT                     COST        EXPENSES        PREMIUMS     BENEFITS PAYABLE REVENUE
-------                  ----------- --------------- --------------- ---------------- --------
1996: Property &
 Similar................   10,464        49,875          82,894              NIL      195,141
1995: Property &
 Similar................   10,708        66,654          87,885              NIL      170,370
1994: Property &
 Similar................    6,809        37,789          56,338              NIL       76,989
                                        BENEFITS,
                                         CLAIMS      AMORTIZATION OF
                             NET       LOSSES AND       DEFERRED
                         INVESTMENT    SETTLEMENT      ACQUISITION   OTHER OPERATING  PREMIUMS
SEGMENT                    INCOME       EXPENSES          COSTS          EXPENSES     WRITTEN
-------                  ----------- --------------- --------------- ---------------- --------
1996: Property &
 Similar................   26,846        51,477          27,268           13,373      190,151
1995: Property &
 Similar................   25,091        60,397          22,988            7,603      201,916
1994: Property &
 Similar................   15,758        49,801           8,686            4,342      133,327

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER           DESCRIPTION                      METHOD OF FILING
  -------          -----------                      ----------------
  3.1      Memorandum of Association     Incorporated by reference to Exhibit
                                         3.1 to Registration Statement on Form
                                         S-1
                                         (No. 33-97304)
  3.2      Bye-Laws                      Incorporated by reference to Exhibit
                                         3.1 to Form 10-Q for the quarterly pe-
                                         riod ended December 31, 1995 (File No.
                                         0-27216)
 10.1      Excess Ownership Agreement    Incorporated by reference to Exhibit
           dated November 27, 1995       10.3 to Form 10-Q for the quarterly
           among the Company, LaSalle    period ended December 31, 1995 (File
           Re and the Founding Share-    No. 0-27216)
           holders
 10.2      Amended and Restated Share-   Incorporated by reference to Exhibit
           holders Agreement dated No-   10.1 to Form 10-Q for the quarterly
           vember 27, 1995 among the     period ended December 31, 1995 (File
           Company, LaSalle Re and the   No. 0-27216).
           Founding Shareholders
 10.3      Amended and Restated Option   Incorporated by reference to Exhibit
           Agreement dated November      10.2 to Form 10-Q for the quarterly
           27, 1995 among the Company,   period ended December 31, 1995 (File
           LaSalle Re and certain of     No. 0-27216).
           the Founding Shareholders
 10.4      Conversion Agreement dated    Incorporated by reference to Exhibit
           November 27, 1995 among the   10.4 to Form 10-Q for the quarterly
           Company, LaSalle Re and       period ended December 31, 1995 (File
           holders of Exchangeable       No. 0-27216).
           Non-Voting Shares
 10.5      Amended and Restated Em-      Incorporated by reference to Exhibit
           ployment Agreement dated      10.5 to Form 10-Q for the quarterly
           October 1, 1995 between       period ended December 31, 1995 (File
           Victor H. Blake and LaSalle   No. 0-27216).
           Re*
 10.6      Amended and Restated Under-   Incorporated by reference to Exhibit
           writing Services Agreement    10.6 to Form 10-Q for the quarterly
           dated September 21, 1995      period ended December 31, 1995 (File
           among the Company, LaSalle    No. 0-27216).
           Re and CNA Bermuda**
 10.7      Amended and Restated Admin-   Incorporated by reference to Exhibit
           istrative Services Agree-     10.7 to Form 10-Q for the quarterly
           ment dated September 21,      period ended December 31, 1995 (File
           1995 among the Company,       No. 0-27216).
           LaSalle Re and Aon Bermuda
 10.8      Amended and Restated In-      Incorporated by reference to Registra-
           vestment Management Agree-    tion Statement on Form S-1 (No. 333-
           ment dated September 21,      14861)
           1995 among the Company,
           LaSalle Re and Aon Advi-
           sors.
 10.9      Claims Agreement dated De-    Incorporated by reference to Registra-
           cember 16, 1993 between       tion Statement on Form S-1 (No. 333-
           LaSalle Re and IRISC          14861)
 10.10     Employment Agreement dated    Incorporated by reference to Exhibit
           October 1, 1995 between An-   10.10 to Form 10-Q for the quarterly
           drew Cook and LaSalle*        period ended December 31, 1995 (File
                                         No. 0-27216).
 10.11     Credit Agreement dated as     Incorporated by reference to Exhibit
           of December 1, 1995 among     10.9 to Form 10-Q for the quarterly
           the Company, several banks    period ended December 31, 1995 (File
           and Chemical Bank, as ad-     No. 0-27216).
           ministrative agent
 10.12     First Amendment, dated Sep-   Incorporated by reference to Registra-
           tember 25, 1996, among the    tion Statement on Form S-1 (No. 333-
           Company, several banks and    14861)
           Chase Manhattan Bank as ad-
           ministrative agent, to
           Credit Agreement dated as
           of December 1, 1995 among
           Holdings, several banks and
           Chemical Bank, as adminis-
           trative agent

  EXHIBIT
  NUMBER           DESCRIPTION                      METHOD OF FILING
  -------          -----------                      ----------------
 10.13     Long-Term Incentive Plan*     Incorporated by reference to Registra-
                                         tion Statement on Form S-1 (No. 333-
                                         14861)
 10.14     Employee Stock Purchase       Incorporated by reference to Registra-
           Plan*                         tion Statement on Form S-1 (No. 333-
                                         14861)
 10.15     First Amendment dated July    Incorporated by reference to Registra-
           1, 1996 to Amended and Re-    tion Statement on Form S-1 (No. 333-
           stated Underwriting Serv-     14861)
           ices Agreement dated as of
           September 21, 1995 between
           CNA (Bermuda) Services Lim-
           ited and LaSalle Re
 10.16     First Amendment dated July    Incorporated by reference to Registra-
           1, 1996 to Amended and Re-    tion Statement on Form S-1 (No. 333-
           stated Administrative Serv-   14861)
           ices Agreement dated as of
           September 21, 1995 between
           Aon Risk Consultants (Ber-
           muda) Limited and LaSalle
           Re
 10.17     Quota Share Treaty between    Incorporated by reference to Registra-
           CNA International Reinsur-    tion Statement on Form S-1 (No. 333-
           ance Company Limited and      14861)
           LaSalle Re in respect of
           1994 underwriting year of
           account (London office)
 10.18     Quota Share Treaty between    Incorporated by reference to Registra-
           CNA International Reinsur-    tion Statement on Form S-1 (No. 333-
           ance Company Limited and      14861)
           LaSalle Re in respect of
           1995 underwriting year of
           account (London office)
 10.19     Quota Share Treaty between    Incorporated by reference to Registra-
           CNA International Reinsur-    tion Statement on Form S-1 (No. 333-
           ance Company Limited and      14861)
           LaSalle Re in respect of
           1996 underwriting year of
           account (London office)
 10.20     Quota Share Treaty between    Incorporated by reference to Registra-
           CNA International Reinsur-    tion Statement on Form S-1 (No. 333-
           ance Company Limited and      14861)
           LaSalle Re in respect of
           1994 underwriting year of
           account (Amsterdam office)
 10.21     Quota Share Treaty between    Incorporated by reference to Registra-
           CNA International Reinsur-    tion Statement on Form S-1 (No. 333-
           ance Company Limited and      14861)
           LaSalle Re in respect of
           1995 underwriting year of
           account (Amsterdam office)
 10.22     Quota Share Treaty between    Incorporated by reference to Registra-
           CNA International Reinsur-    tion Statement on Form S-1 (No. 333-
           ance Company Limited and      14861)
           LaSalle Re in respect of
           1996 underwriting year of
           account (Amsterdam office)
 10.23     LMX Quota Share               Incorporated by reference to Registra-
           Retrocessional Agreement      tion Statement on Form S-1 (No. 333-
           between Continental Casu-     14861)
           alty Company and LaSalle Re
           for the 1995 underwriting
           year of account
 10.24     LMX Quota Share               Incorporated by reference to Registra-
           Retrocessional Agreement      tion Statement on Form S-1 (No. 333-
           between Continental Casu-     14861)
           alty Company and LaSalle Re
           for the 1996 underwriting
           year of account
 10.25     Amendment of Amended and      Incorporated by reference to Registra-
           Restated Employment Agree-    tion Statement on Form S-1 (No. 333-
           ment dated as of October 1,   14861)
           1996 between Victor H.
           Blake and the Company*

  EXHIBIT
  NUMBER           DESCRIPTION                      METHOD OF FILING
  -------          -----------                      ----------------
 10.26     Amendment of Amended and      Incorporated by reference to Registra-
           Restated Employment Agree-    tion Statement on Form S-1 (No. 333-
           ment dated as of October 1,   14861)
           1996 between Andrew Cook
           and the Company*
 11.1      Statement re computation of   Incorporated by reference to Registra-
           per share earnings            tion Statement on Form S-1 (No. 333-
                                         14861)
 13.1      Annual Report to sharehold-   Filed with this document
           ers for the fiscal year
           ended September 30, 1996
 21.1      Subsidiaries of the Regis-    Incorporated by reference to Registra-
           trant                         tion Statement on Form S-1 (No. 333-
                                         14861)
 27.1      Financial Data Schedule       Incorporated by reference to Registra-
                                         tion Statement on Form S-1 (No. 333-
                                         14861)

--------
  *Management contract or compensatory plan.
 **Pursuant to this services agreement, the services of Mr. Hengesbaugh are provided to the Company.