Form 10-Q
period 1996-12-31
LASALLE RE HOLDINGS LTD
filed 1997-02-11
CIK 1001384

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996
                                              -----------------

                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-27216
                                               -------



                          LASALLE RE HOLDINGS LIMITED
            (Exact name of registrant as specified in its charter)



            Bermuda                          Not applicable
-------------------------------          -----------------------
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


The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of January 21, 1997 was 16,517,469

                          LASALLE RE HOLDINGS LIMITED
                              INDEX TO FORM 10-Q

                        PART I - FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
ITEM 1.   Unaudited Consolidated Financial Statements.

          Consolidated Balance Sheets
          December 31, 1996 and September 30, 1996 ........................   3

          Consolidated Statements of Operations
          Three Months ended December 31, 1996 and 1995 ...................   4

          Consolidated Statements of Changes in Shareholders' Equity
          Three Months ended December 31, 1996 and 1995 ...................   5

          Consolidated Statements of Cash Flows
          Three Months ended December 31, 1996 and 1995....................   6

          Notes to Unaudited Consolidated Financial Statements.............   7

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................   8


                          PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................  16

ITEM 2.   Changes in Securities............................................  16

ITEM 3.   Defaults upon Senior Securities..................................  16

ITEM 4.   Submission of Matters to a Vote of Security Holders..............  16

ITEM 5.   Other information................................................  16

ITEM 6.   Exhibits and Reports on Form 8-K.................................  16

Signatures   ..............................................................  17

Exhibit 11.1  .............................................................  18

                          LaSalle Re Holdings Limited

                          Consolidated Balance Sheets
 (Expressed in thousands of United States Dollars, except share and per share data)
                                   Unaudited



                                     December 31, 1996        September 30, 1996
                                                                    (note 1)
Assets

Cash and cash equivalents                $ 48,819                  $ 46,990
Investments held as available for
sale at fair value (amortized cost
$501,940: $493,450)                       503,230                   490,514
Accrued investment income                  15,150                    14,211
Reinsurance balances receivable            45,845                    70,625
Deferred acquisition costs                  6,084                    10,464
Other assets                                1,713                     1,570
                                         --------                  --------
Total assets                             $620,841                  $634,374
                                         ========                  ========

Liabilities

Reserve for losses and loss expenses     $ 45,981                  $ 49,875
Unearned premium reserve                   45,008                    82,894
Other liabilities                          15,064                    11,087
Dividend payable                           11,727                     3,600
                                         --------                  --------
Total liabilities                         117,780                   147,456
                                         --------                  --------
Minority Interest                         137,462                   133,810
                                         --------                  --------
Shareholders' equity

Share capital (authorized,                 16,517                    16,517
100,000,000, par value $1,
issued & outstanding, 16,517,111
par value $1)
Additional paid in capital                254,645                   254,638
Unrealized gain/(loss) on
investments                                   935                    (2,136)
Retained earnings                          93,502                    84,089
                                         --------                  --------
Total shareholders' equity                365,599                   353,108
                                         --------                  --------

Total liabilities, minority interest
and shareholders' equity                 $620,841                  $634,374
                                         ========                  ========

See accompanying notes to unaudited consolidated financial statements.

                                      3

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Operations
 (Expressed in thousands of United States Dollars, except share and per share data)
                                   Unaudited

================================================================================

                                                        Three Months Ended
                                                Dec 31, 1996      Dec 31, 1995
Revenues                                                            (note 1)

Premiums written                                      $5,237           $12,619
Change in unearned premiums                           37,886            36,825
                                                  ----------        ----------
Net premiums earned                                   43,123            49,444

Net investment income                                  8,148             6,172
Net realized gains on investments                         31                31
                                                  ----------        ----------

Total revenues                                        51,302            55,647
                                                  ----------        ----------

Expenses

Losses and loss expenses incurred                     10,837            15,881
Underwriting expenses                                  7,115             6,498
Operational expenses                                   3,304             2,441
Corporate expenses                                       839               853
Interest expense                                          67                52
Exchange loss                                          1,093               522
                                                  ----------        ----------

Total expenses                                        23,255            26,247
                                                  ----------        ----------


Income before minority interest                       28,047            29,400
Minority interest                                      6,907             8,283
                                                  ----------        ----------

Net income                                            21,140            21,117
                                                  ==========        ==========

Net income per common share                            $1.16             $1.23
                                                  ==========        ==========

Weighted average number of common shares
and common share equivalents outstanding          24,263,620        23,900,115
                                                  ==========        ==========


See accompanying notes to unaudited consolidated financial statements.


================================================================================

                          LaSalle Re Holdings Limited

          Consolidated Statements of Changes in Shareholders' Equity (Expressed in thousands of United States Dollars, except share and per share data)
                                   Unaudited

--------------------------------------------------------------------------------

                                                  Three Months Ended
                                             Dec. 31, 1996   Dec. 31, 1995
                                                               (note 1)
Common shares par value $1
Balance at beginning of period                  $16,517         $16,517
Issue of shares                                       0               0
                                               --------        --------
Balance at end of period                        $16,517         $16,517
                                               ========        ========

Additional paid in capital
Balance at beginning of period                 $254,638        $254,638
Issue of Shares-Employee Stock Purchase Plan          7               0
                                               --------        --------
Balance at end of period                       $254,645        $254,638
                                               ========        ========

Unrealized loss on investments
Balance at beginning of period                  $(2,136)        $(1,192)
Unrealized gain/(loss) in period                  3,071           5,280
                                               --------        --------
Balance at end of period                           $935          $4,088
                                               ========        ========

Retained earnings
Balance at beginning of period                  $84,089         $20,957
Net Income                                       21,140          21,117
Dividends                                       (11,727)        (18,169)
                                               --------        --------
Balance at end of period                        $93,502         $23,905
                                               ========        ========

Total shareholders' equity                     $365,599        $299,148
                                               ========        ========

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Cash Flows
               (Expressed in thousands of United States Dollars)
                                   Unaudited

================================================================================

                                                         Three Months Ended
                                                     Dec 31, 1996  Dec 31, 1995
Cash flows from operating activities                                 (note 1)

Net income                                                $21,140       $21,117

Adjustments to reconcile net income to
cash provided by operating activities:
 Minority interest in net income                            6,907         8,283
 Amortization of investment premium                           517         1,149
 Net gain on sale of investments                              (31)          (31)
 Unrealized loss/(gain) on foreign exchange                   466           127
Changes in:
 Reinsurance balances receivable                           26,004        25,616
 Deferred acquisition costs                                 4,380         4,386
 Accrued investment income                                   (939)       (1,126)
 Other assets                                                (143)         (569)
 Reserve for losses and loss expenses                      (4,506)       (5,572)
 Unearned premium                                         (37,886)      (36,825)
 Other liabilities                                            574           508
                                                       ----------    ----------
Cash provided by operating activities                      16,483        17,063
                                                       ----------    ----------
Cash flows from investing activities

Purchase of investments                                   (85,650)      (23,259)
Net purchases of short term investments                         0             0
Proceeds on the sale of marketable securities              53,671        34,433
Proceeds on the maturity of marketable securities          23,000             0
                                                       ----------    ----------
Cash (applied to) provided by investing activities         (8,979)       11,174
                                                       ----------    ----------

Cash flows from financing activities

Issue of Shares                                                 7             0
Dividends paid                                             (5,682)     (100,000)
                                                       ----------    ----------
Cash applied to financing activities                       (5,675)     (100,000)
                                                       ----------    ----------

Net increase (decrease) in cash and cash equivalents        1,829       (71,763)

Cash and cash equivalents at beginning of period           46,990        82,360
                                                       ----------    ----------
Cash and cash equivalents at end of period                $48,819       $10,597
                                                       ==========    ==========


See accompanying notes to unaudited consolidated financial statements.


================================================================================

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements

1    General

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim financial statements should be read in conjunction with LaSalle Re Holdings Limited Annual Report dated September 30, 1996.

Unless the context otherwise requires, references herein to the "Company" include LaSalle Re Holdings Limited and its subsidiary, LaSalle Re Limited ("LaSalle Re") and its subsidiaries LaSalle Re Corporate Capital Ltd. ("LaSalle Re Corporate Capital") and LaSalle Re (Services) Limited.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

During the quarter ended December 31, 1996 the Company completed a Secondary Offering of shares (the "Secondary"). In connection with the Secondary certain founding shareholders of LaSalle Re (the "Founding Shareholders") exchanged some of their exchangeable non-voting shares ("Exchangeable Non-Voting Shares") for Common Shares of the Company (the "Exchange"). As a result of the Exchange the Company increased its ownership of the outstanding capital stock of LaSalle Re from 63% to 73%. The Company has continually owned 100% of the outstanding voting stock of LaSalle Re. This transaction has been accounted for as if it were a pooling of interests at historic cost, as the minority interest in LaSalle Re is related to the controlling interest in the Company. All comparatives have been restated to reflect the revised minority interest of 27% in LaSalle Re as if the Exchange had occurred on the first day of the periods presented.

The consolidated financial statements include the results of the Company and the Company's share of LaSalle Re and its subsidiaries for all periods presented.

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition



The following is a discussion and analysis of the Company's financial condition as of December 31, 1996 and the results of operations for the three months ended December 31, 1996 and 1995. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report dated September 30, 1996.

GENERAL

LaSalle Re was incorporated in Bermuda in October 1993 and initially capitalized by several institutional and other investors with $373.1 million. It commenced operations on November 22, 1993. LaSalle Re Holdings Limited was incorporated in Bermuda in September 1995. During the quarter ended December 31, 1995, the Company and LaSalle Re consummated an offer (the "Exchange Offer") pursuant to which, among other things, the Founding Shareholders exchanged their capital stock of LaSalle Re for common shares of the Company (the "Common Shares") and, in certain circumstances, Exchangeable Non-Voting Shares of LaSalle Re. The Exchangeable Non-Voting Shares are held by certain Founding Shareholders who would otherwise hold, or cause another shareholder to hold, directly, indirectly or constructively, in excess of 9.9% of the voting power of the Company or LaSalle Re. The Exchangeable Non-Voting Shares are exchangeable, at the option of the holder, for Common Shares on a one-for-one basis, unless the board of directors of the Company determines such exchange may cause actual or potential adverse tax consequences to the Company or any shareholder. The Exchangeable Non-Voting Shares will at all times rank as to assets, dividends and in all other respects on a parity with the common shares of LaSalle Re, except that they do not have the right to vote on any matters except as required by Bermuda law and in connection with certain actions by the Company. Immediately following the completion of the Offerings, LaSalle Re consummated the Redemption, pursuant to which it redeemed from certain selling shareholders capital stock of LaSalle Re at a price per share that was equivalent to the initial public offering price per Common Share (less the underwriting discount and commissions).

In December 1996, the Company completed a Secondary Offering. In connection with the Secondary certain Founding Shareholders of LaSalle Re exchanged some of their Exchangeable Non-Voting Shares for Common Shares of the Company. As a result of the Exchange, the Company increased its ownership of the outstanding capital stock of LaSalle Re from 63% to 73%. The Company has continually owned 100% of the outstanding voting stock of LaSalle Re.

LaSalle Re Corporate Capital was incorporated in Bermuda to provide capital support to selected Lloyd's of London syndicates. During the quarter ended December 31, 1996 LaSalle Re Corporate Capital was accepted as a corporate member of Lloyd's of London. Effective January 1, 1997 it is participating in three syndicates which individually write the following: marine insurance and reinsurance; professional indemnity, directors and officers insurance, bankers blanket bond business; and direct and facultative business. LaSalle Re Corporate Capital provides support to the syndicates through letters of credit.

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

-------------------------------------------------------------------------------

not necessarily indicative of the financial condition or results of operations of the Company in the future.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net premiums written for the quarter ended December 31, 1996 were $5.2 million compared to $12.6 million for the quarter ended December 31, 1995, a decrease of 58.7%. This decrease is primarily due to a reduction in new and renewal premiums written in the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995. This reduction is due, in part, to the change in the renewal date of a significant contract from December 1 to January 1. In addition, the quarter ended December 31, 1995 included $3.0 million in respect of adjustments to quota share contracts that were not recurring. Reinstatement premiums for the quarter totaled $0.9 million and related primarily to Hurricane Fran. For the quarter ended December 31, 1995 reinstatement premiums totaled $1.8 million and related primarily to Hurricanes Luis, Marilyn and Opal. As the Company does not purchase retrocessional protection there is no difference between gross and net premiums written.

Net premiums earned for the quarter ended December 31, 1996 were $43.1 million compared to $49.4 million for the same quarter in 1995. The 12.7% decrease is the result of a reduction in premiums written from calendar year 1995 to calendar year 1996. Premiums on property catastrophe excess of loss contracts are earned on a pro rata basis over the period coverage is provided, which is generally 12 months. Under proportional property catastrophe contracts, the risks underlying the contracts incept throughout the policy period and premiums generally are earned over 18 months.

Net investment income increased 30.6% to $8.1 million for the quarter ended December 31, 1996 from $6.2 million for the quarter ended December 31, 1995. Annualized investment income as a percentage of the average market value of invested assets was 5.9% for the quarter ended December 31, 1996 compared to 5.5% for the quarter ended December 31, 1995. The increase in net investment income was attributable to a larger average investment base and an increase in investment yields compared to the quarter ended December 31, 1995.

Net realized gains on investments were $0.03 million during the quarter ended December 31, 1996 compared to $0.03 million during the quarter ended December 31, 1995. In accordance with generally accepted accounting principles, unrealized gains and losses on the Company's investment portfolio are not recognized in the Company's consolidated results of operations but are reflected as a separate component of shareholders' equity.

The following table sets forth the Company's combined ratios for the quarters ended December 31, 1996 and 1995:

                               DECEMBER 31, 1996   DECEMBER 31, 1995
                             ---------------------------------------
Loss and loss expense ratio         25.1%               32.1%
Expense ratio                       24.3%               18.1%
Combined ratio                      49.4%               50.2%

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

-------------------------------------------------------------------------------

Losses and loss expenses incurred represents losses paid and reserves established in respect of specific losses and loss expenses reported by cedents and expected loss development and additions to incurred-but-not-reported loss reserves.

The Company incurred losses and loss expenses of $10.8 million during the quarter ended December 31, 1996 compared with $15.9 million during the quarter ended December 31, 1995. The main components of losses and loss expenses incurred during the quarter ended December 31, 1996 relate to development for Hurricane Fran, winter storm activity in the United States, the United Kingdom and Northern Europe and the triggering of annual aggregate loss covers. Losses and loss expenses incurred in the quarter ended December 31, 1995 included losses and loss expenses related to German hailstorms and Hurricane Opal. In addition, there was a reserve strengthening for Hurricanes Luis and Marilyn.

The expense ratio includes underwriting expenses and operational expenses. Underwriting expenses include brokerage, commissions, excise taxes and other costs related to underwriting reinsurance contracts. Underwriting expenses as a percentage of net earned premiums were 16.5% for the quarter ended December 31, 1996 compared to 13.1% for the quarter ended December 31, 1995. The increase is primarily attributable to an increase in the level of fees accrued pursuant to the Underwriting Services Agreement which as a percentage of net premiums earned were 4.6% for the quarter ended December 31, 1996 and 3.3% for the quarter ended December 31, 1995. In addition, the Company incurred significant profit commissions on one program due to better than expected loss ratios, which increased the underwriting expenses as a percentage of net earned premiums by 1.1%. Excluding this factor, the Companys brokerage, ceding and profit commissions are comparable for the quarters ended December 31, 1996 and 1995 at 10.4% and 9.8% respectively.

Operational expenses as a percentage of earned premiums were 7.7% during the quarter ended December 31, 1996 compared with 4.9% for the quarter ended December 31, 1995. Of the increase, 1.5% is due to increased fees under the Administrative Services Agreement between the Company and Aon Risk Consultants (Bermuda) Ltd.

The Company incurred corporate expenses of $0.8 million during the quarter ended December 31, 1996 compared to $0.9 million in the quarter ended December 31, 1995. Corporate expenses for the quarter ended December 31, 1996 include all costs associated with the secondary public offering, except the underwriting discount and the formation costs of LaSalle Re Corporate Capital. In the quarter ended December 31, 1995 the corporate expenses related to the initial public offering and the establishment of the credit facility. All corporate expenses are charged to income in the period they are incurred.

Interest expense was $0.07 million during the quarter ended December 31, 1996 compared with $0.06 million in the quarter ended December 31, 1995. Interest expense relates to the annual administration fee and the ongoing commitment fees payable on the Company's credit facility. As at December 31, 1996, there were no borrowings under this facility.

Foreign exchange losses in the quarter ended December 31, 1996 were $1.1 million compared to $0.5 million in the quarter ended December 31, 1995. The losses in the quarter ended December 31, 1996 resulted from an appreciation of sterling against the United States dollar which significantly affected the closing of a sterling contract, resulting in a loss to the Company. This, in connection with the appreciation of sterling outstanding loss reserves, eliminated the unrealized gains on the Companys sterling receivable balances. In 1995, the losses were due to the strong performance of the United States dollar against sterling which created unrealized losses on the Companys sterling receivable balances.
--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

-------------------------------------------------------------------------------

The Company's net income per share was $1.16 for the quarter ended December 31, 1996 and $1.23 for the quarter ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

As a holding company, the Company's assets consist primarily of all of the outstanding voting stock of LaSalle Re. The Company's cash flows depend primarily on dividends and other permitted payments from LaSalle Re.

LaSalle Re's sources of funds consist of net premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, brokerage, commissions, excise taxes, administrative expenses and dividends. Under the Insurance Act, 1978, amendments thereto and related regulations of Bermuda, LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files an affidavit stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the approval of the Minister of Finance if it failed to meet its required margins in the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends which would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act from reducing its total opening statutory capital by more than 15% without the approval of the Minister of Finance. LaSalle Re currently meets these requirements. In addition, the payment of dividends by LaSalle Re is subject to the rights of holders of the Exchangeable Non-Voting Shares to receive a pro rata share of any dividend and to its need to maintain shareholders equity adequate to support the level of LaSalle Re's insurance operations.

Operating activities provided net cash of $16.5 million for the quarter ended December 31, 1996 and $17.1 million for the quarter ended December 31, 1995. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and marketable securities. As of December 31, 1996, 88.9% of its total assets were held in cash and marketable securities. To further mitigate the uncertainty surrounding the amount and timing of potential liabilities and to minimize interest rate risk, LaSalle Re maintains a short average duration for its investment portfolio. The modified average duration of the portfolio was 2.41 years at December 31, 1996. At December 31, 1996, the fair value of the Company's total investment portfolio, including cash, was $552.0 million.

The Company has adopted the Statement of Financial Accounting Standard 115 ("SFAS 115") to account for its marketable securities. In accordance with SFAS 115, all of the Company's investments are classified as "available for sale". Under this classification, investments are recorded at fair market value and any unrealized gains or losses are reported as a separate component of shareholders' equity. The unrealized gain on the investment portfolio net of amounts attributable to minority interest was $0.9 million at December 31, 1996 compared to an unrealized loss of $1.9 million at September 30, 1996.
--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

-------------------------------------------------------------------------------
As of December 31, 1996, all of the securities held in the Company's investment portfolio were fixed-income securities rated "A" or better by S&P or Moody's Investors Services Inc. ("Moody's"). No single investment comprised more than 5% of the overall portfolio.

Reinsurance balances receivable were $45.6 million at December 31, 1996 compared to $70.6 million at September 30, 1995. The reduction is reflective of the seasonality of premiums written with the Company traditionally writing a low level of premiums in the quarter ended December 31 compared to other calendar quarters. In addition, the Company collected cash on the reinsurance balances receivable at September 30, 1996.

In November 1996, both the Company and LaSalle Re paid cash dividends of $0.25 per share to holders of their capital stock. In October 1996, the Company adopted a dividend policy pursuant to which it intends to distribute in each fiscal year 50% to 60% of the Companys net income from the prior fiscal year, if any, on a quarterly basis. On December 20, 1996 the Company declared a dividend of $0.71 per share payable on January 16, 1997. The actual amount and timing of any future dividends is at the discretion of the Board and is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends.

As part of its capital management strategy, the Company currently intends to repurchase up to $50 million of Common Shares in open market or privately negotiated transactions from time to time depending on market conditions and the Companys capital and liquidity requirements. The Company expects that any share repurchases will be funded by available cash.

In accordance with the terms of certain reinsurance contracts, the Company has posted letters of credit in the amount of $18.9 million as of December 31, 1996 as compared to $15.5 million as of September 30, 1996. These letters of credit support outstanding loss reserves and are secured by a lien on the Companys investment portfolio equal to 115% of the amount of the outstanding letters of credit.

At December 31, 1996, reserves for unpaid losses and loss expenses were $46.0 million. The Company has no material commitments for capital expenditures.

The Company has in place a $100 million committed line of credit from a syndicate of banks. The proceeds from the credit facility may only be used to buy preferred shares of LaSalle Re, which in turn may use the proceeds of such purchase to meet current cash requirements. The facility matures December 1, 2000, and is secured by a pledge ("legal mortgage") of all the capital stock of LaSalle Re held by the Company, including any preferred shares that may be issued by LaSalle Re to the Company. The line of credit contains various covenants, including: limitations on incurring additional indebtedness; prohibitions of dividend and other restricted payments that would cause the Company's tangible net worth (total shareholders' equity and minority interest) to fall below $350 million for calendar year 1996, $375 million for calendar years 1997 and 1998, and $400 million thereafter; restriction of dividends per fiscal quarter to 12.5% of consolidated net income of the Company for the immediately preceding fiscal year; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $250 million or 70% of net premiums written; maintenance of statutory capital of LaSalle Re at the end of each fiscal year of at least $250 million; and maintenance of a ratio of net premiums written to statutory capital at the end of any fiscal quarter for the four fiscal quarters then ended of no more than
1.00 to 1.00 in each case. In
-------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

-------------------------------------------------------------------------------
order for the Company to pay dividends in excess of 50% of net income, the Company would have to renegotiate certain terms of its credit facility. As of December 31, 1996, the credit facility had not been utilized.

The Company's financial condition and results of operations are influenced by both internal and external forces. Loss payments, investment returns and premiums may be impacted by changing rates of inflation and other economic conditions. Cash flows from operations and the liquidity of its investment portfolio are, in the Company's opinion, adequate to meet the Company's expected cash requirements over the next 12 months.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the United States Securities Act of 1933 as amended and Section 21E of the United States Securities Exchange Act of 1934 as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These statements relate to the plans of the Company for future operations, including the Company's policy to distribute as dividends in each fiscal year 50% to 60% of the Company's net income from the prior fiscal year, if any, on a quarterly basis. In light of the risks and uncertainties inherent in all future projections, these statements should not be regarded as a representation that the objectives will be achieved. Many factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited, to the following:

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

The Company's property catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. The Company endeavors to manage its exposure to catastrophic events by, among other things, limiting the amount of its exposure in each geographic zone worldwide and implementing exposure limits and attachment points on each property catastrophe reinsurance contract. Nonetheless, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed the Company's estimates, either of which could have a material adverse effect on the Company's financial condition and results of operations.
-------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

-------------------------------------------------------------------------------
While the property catastrophe reinsurance contracts represent the most volatile aspect of the Company's portfolio, other lines of insurance and reinsurance may be assumed by the Company. These lines have their own characteristics, which may include, but not be limited to, a longer reporting period between the event and the discovery of the event giving rise to a loss. For these lines of insurance and reinsurance, the Company will post incurred but not reported loss reserves using actuarial techniques. Actual losses and loss expenses, if any, may deviate, perhaps substantially, from the incurred but not reported loss reserve. There can be no assurance that the final loss settlements, if any, will not exceed the Company's incurred but not reported loss reserve and have a material adverse effect on the Company's financial condition and results of operations in a particular period.

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

RELIANCE ON Aon AND CNA; TRANSACTIONS WITH AFFILIATES; CONFLICTS OF INTEREST

The majority of the Company's day-to-day operations are performed by affiliates of Aon Corporation ("Aon") and CNA Financial Corporation ("CNA") pursuant to service agreements. The
-------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

-------------------------------------------------------------------------------
service agreements generally provide for underwriting, actuarial, information technology, financial reporting and investment management. The service agreements terminate on December 31, 1998 with a two year extension at the option of the Company. While a number of other organizations offer the services provided to the Company by affiliates of Aon and CNA, there can be no assurance that if any of the service agreements were to terminate, the Company would be able to successfully perform such services for itself or obtain such services from persons which are not affiliated to CNA and Aon on substantially similar terms. In particular, the termination of the Company's underwriting services agreement or administrative services agreement could have a material adverse effect on the Company.

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

RATINGS

LaSalle Re is currently rated by A. M. Best Company, Inc. ("A. M. Best") and Standard & Poor's Corporation ("S&P"). In April 1996, LaSalle Re received an initial rating from A. M. Best of "A-" (Excellent). Prior to that time, LaSalle Re was not rated by any rating agency. The rating received by LaSalle Re represents the fourth highest in the rating scale used by A. M. Best. In October 1996, LaSalle Re received an initial rating of its claims paying ability from S&P of "A"
-------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

-------------------------------------------------------------------------------
(Good). The rating received by LaSalle Re represents the sixth highest in the rating scale used by S&P. Such ratings are based on factors of concern to cedents and brokers and are not directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. While the Company believes that its new ratings will not be a major competitive advantage or disadvantage, some of the Company's principal competitors have higher ratings than the Company. Insurance ratings are one factor used by brokers and cedants as a means of assessing the financial strength and quality of reinsurers. In addition, a cedant's own rating may be adversely affected by the lack of a rating of its reinsurer. Therefore, a cedant may elect to reinsure with a competitor of the Company that has a higher insurance rating. Similarly, the lowering or loss of a rating in the future could adversely affect the Company's ability to compete.

The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
-------------------------------------------------------------------------------

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

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (A) Exhibits - The following exhibits are filed as part of this report on Form 10-Q:

          11.1 Statement Regarding Computation of Net Income Per Common Share.
          27   Financial Data Schedule

     (B) Reports on Form 8-K: The Registrant did not file any reports on Form 8-K during the three months ended December 31, 1996.
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          LASALLE RE HOLDINGS LIMITED
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   February 7, 1997               LASALLE RE HOLDINGS LIMITED
        ----------------
                                       /s/ Andrew Cook
                                       ---------------
                                       Name:  Andrew Cook
                                       Title: Chief Financial Officer &
                                              Treasurer



Date:   February 7, 1997               /s/ Victor H. Blake
        ----------------               -------------------
                                       Name:  Victor H. Blake
                                       Title: Chairman, President & Chief
                                              Executive Officer



Date:   February 7, 1997               /s/ Andrew Cook
        ----------------               ---------------
                                       Name:  Andrew Cook
                                       Title: Chief Financial Officer &
                                              Treasurer
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                    Exhibit 11.1

                          LASALLE RE HOLDINGS LIMITED
            STATEMENT OF COMPUTATION OF NET INCOME PER COMMON SHARE

                (Expressed in thousands of United States Dollars
             except for number of shares and earnings per share)

                                                             Quarter
                                                             -------
                                                     Primary       Fully Diluted
                                                     -------       -------------
Net income before minority interest:             (1) 28,047           28,047
                                                     ==========       ==========
Number of shares:

Weighted average shares outstanding                  16,517,104       16,517,104

Exchangeable non-voting Shares                   (1)  6,210,180        6,210,180

Incremental shares of outstanding stock options  (2)  1,479,092        1,581,471

Incremental shares of outstanding stock
 appreciation rights                             (3)     57,244           63,715
                                                         ------          -------
                                                     24,263,620       24,372,470
                                                     ==========       ==========
Earnings per Share:                                        1.16             1.15

(1) The holders of Exchangeable Non-voting Shares in LaSalle Re Limited, which represents the minority interest, generally can exchange these shares at any time, on a one for one basis, for common shares in LaSalle Re Holdings Limited. For purposes of the computation of net income per common share, these shares have been treated as common share equivalents.

(2) As of December 31, 1996, the Company has 2,499,348 options outstanding. The dilution would be the equivalent of approximately 1,479,092 shares for the quarter using the treasury stock method, based on market price.

(3) As of December 31, 1996, the Company had granted 340,872 stock appreciation rights. The dilution would be the equivalent of approximately 57,244 shares for the quarter ended December 31, 1996, using the treasury stock method, based on market price.
--------------------------------------------------------------------------------
                                       19