Form 10-Q
period 1997-03-31
LASALLE RE HOLDINGS LTD
filed 1997-05-12
CIK 1001384

--------------------------------------------------------------------------------


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997
                                                --------------

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-12823
                                               -------



                          LsSalle Re Holdings Limited
            (Exact name of registrant as specified in its charter)




                    Bermuda                         Not applicable
        -------------------------------         ----------------------
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


The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of May 9, 1997 was 15,073,454.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          LASALLE RE HOLDINGS LIMITED
                              INDEX TO FORM 10-Q

                        PART I - FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
ITEM 1.     Unaudited Consolidated Financial Statements
            Consolidated Balance Sheets
            March 31, 1997 and September 30, 1996  ...................    3

            Consolidated Statements of Operations
            Three Months and Six Months ended March 31, 1997 and 1996.    4

            Consolidated Statements of Changes in Shareholders' Equity
            Three Months and Six Months ended March 31, 1997 and 1996.    5

            Consolidated Statements of Cash Flows
            Six Months ended March 31, 1997 and 1996    ..............    6

            Notes to Unaudited Consolidated Financial Statements .....  7-8

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations ............ 9-16



                          PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings ........................................   22

ITEM 2.     Changes in Securities.....................................   22

ITEM 3.     Defaults upon Senior Securities ..........................   22

ITEM 4.     Submission of Matters to a Vote of Security Holders ......   22

ITEM 5.     Other information.........................................   23

ITEM 6.     Exhibits and Reports on Form 8-K..........................   23

Signatures      ......................................................   24

Exhibit 11.1    ......................................................   25



--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

                          Consolidated Balance Sheets
              (Expressed in thousands of United States Dollars,
                       except share and per share data)
                                   Unaudited

--------------------------------------------------------------------------------

                                                                March 31, 1997    September 30, 1996

Assets

Cash and cash equivalents                                          $148,377             $46,990
Investments held as available for sale at fair value                480,580             490,514
(amortized cost $486,628: $493,450)
Accrued investment income                                            13,274              14,211
Reinsurance balances receivable                                     108,123              70,625
Deferred acquisition costs                                           13,471              10,464
Prepaid reinsurance premiums                                          9,797                   0
Other assets                                                         20,212               1,570
                                                                   --------            --------

Total assets                                                       $793,834            $634,374
                                                                   ========            ========
Liabilities
Reserve for losses and loss expenses                                $43,314             $49,875
Unearned premium reserve                                            112,650              82,894
Other liabilities                                                    41,201              11,087
Dividend payable                                                     11,727               3,600
                                                                   --------            --------

Total liabilities                                                   208,892             147,456
                                                                   --------            --------

Minority interest                                                   139,337             179,470
                                                                   --------            --------
Shareholders' equity
Share capital authorized in the aggregate
100,000,000 shares, par value $1.
Preferred shares
 (Issued & outstanding, 3,000,000, Series A
 Preferred Shares par value $1,
 liquidation preference $25 per share)                                3,000                   0
Common shares
 (Issued & outstanding, 16,517,485, par value $1)                    16,517              14,398
Additional paid in capital                                          324,938             221,968
Unrealized loss on investments                                       (4,390)             (1,861)
Retained earnings                                                   105,540              72,943

                                                                   --------            --------
Total shareholders' equity                                          445,605             307,448
                                                                   --------            --------
Total liabilities, minority interest and
shareholders' equity                                               $793,834            $634,374
                                                                   ========            ========

--------------------------------------------------------------------------------


                                             LaSalle Re Holdings Limited

                                        Consolidated Statements of Operations
                                  (Expressed in thousands of United States Dollars,
                                          except share and per share data)
                                                      Unaudited
---------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                Six Months Ended
                                                    March 31, 1997   March 31, 1996   March 31, 1997   March 31, 1996
Revenues

Gross premiums written                                 $109,396        $132,572        $114,633         $145,191
Premiums ceded                                          (10,151)              0         (10,151)               0
                                                     ----------      ----------      ----------       ----------

Net premiums written                                     99,245         132,572         104,482          145,191
Change in unearned premiums                             (57,845)        (78,925)        (19,959)         (42,099)
                                                     ----------      ----------      ----------       ----------
Premiums earned                                          41,400          53,647          84,523          103,092
Net investment income                                     8,143           6,416          16,291           12,588
Net realized gains (losses) on investments                  392             (17)            423               14
                                                     ----------      ----------      ----------       ----------
Total revenues                                           49,935          60,046         101,237          115,694
                                                     ----------      ----------      ----------       ----------
Expenses

Losses and loss expenses incurred                         6,886          18,354          17,723           34,235
Underwriting expenses                                     5,784           7,208          12,899           13,707
Operational expenses                                      2,621           2,727           5,925            5,168
Corporate expenses                                          529              58           1,368              911
Interest expense                                            536              56             603              108
Exchange loss                                               881             311           1,974              833
                                                     ----------      ----------      ----------       ----------

Total expenses                                           17,237          28,714          40,492           54,962
                                                     ----------      ----------      ----------       ----------
Income before minority interest                          32,698          31,332          60,745           60,732
Minority interest                                         8,933          11,552          15,840           22,661
                                                     ----------      ----------      ----------       ----------
Net income                                               23,765          19,780          44,905           38,071
                                                     ==========      ==========      ==========       ==========
Net income per common share                               $1.34           $1.31           $2.50            $2.55
                                                     ==========      ==========      ==========       ==========
Weighted average number of common shares
and common share equivalents outstanding             24,343,480      23,971,080      24,230,110       23,855,930
                                                     ==========      ==========      ==========       ==========

--------------------------------------------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

          Consolidated Statements of Changes in Shareholders' Equity (Expressed in thousands of United States Dollars, except share and per share data)
                                   Unaudited

--------------------------------------------------------------------------------

                                                                 Three Months Ended                      Six Months Ended
                                                          March 31, 1997    March 31, 1996       March 31, 1997    March 31, 1996

Preferred shares par value $1
Balance at beginning of period                                  $      0          $      0             $      0          $      0
Issue of shares                                                    3,000                 0                3,000                 0
                                                                --------          --------             --------          --------
Balance at end of period                                        $  3,000          $      0             $  3,000          $      0
                                                                ========          ========             ========          ========
Common shares par value $1
Balance at beginning of period                                  $ 16,517          $ 14,398             $ 14,398          $ 14,398
Conversion of exchangeable non-voting shares                           0                 0                2,119                 0
                                                                --------          --------             --------          --------
Balance at end of period                                        $ 16,517          $ 14,398             $ 16,517          $ 14,398
                                                                ========          ========             ========          ========
Additional paid in capital
Balance at beginning of period                                  $254,645          $221,968             $221,968          $221,968
Issue of preferred shares, net of underwriting discount           70,283                 0               70,283                 0
Issue of shares - employee stock purchase plan                        10                 0                   17                 0
Conversion of exchangeable non-voting shares                           0                 0               32,670                 0
                                                                --------          --------             --------          --------
Balance at end of period                                        $324,938          $221,968             $324,938          $221,968
                                                                ========          ========             ========          ========
Unrealized loss on investments
Balance at beginning of period                                  $    935          $  3,564             $ (1,861)         $ (1,039)
Unrealized gain/(loss) in period                                  (5,325)           (4,366)              (2,254)              237
Conversion of exchangeable non-voting shares                           0                 0                 (275)                0
                                                                --------          --------             --------          --------
Balance at end of period                                        $ (4,390)         $   (802)            $ (4,390)         $   (802)
                                                                ========          ========             ========          ========
Retained earnings
Balance at beginning of period                                  $ 93,502          $ 20,548             $ 72,943          $ 18,095
Net Income                                                        23,765            19,780               44,905            38,071
Common Stock dividends                                           (11,727)           (3,600)             (23,454)          (19,438)
Conversion of exchangeable non-voting shares                           0                 0               11,146                 0
                                                                --------          --------             --------          --------
Balance at end of period                                        $105,540          $ 36,728             $105,540          $ 36,728
                                                                ========          ========             ========          ========

Total shareholders' equity                                      $445,605          $272,292             $445,605          $272,292
                                                                ========          ========             ========          ========

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Cash Flows
               (Expressed in thousands of United States Dollars)
                                   Unaudited

------------------------------------------------------------------------------------------------------------

                                                                            Six Months Ended
Cash flows from operating activities                            March 31,1997              March 31, 1996

Net income                                                          $  44,905                   $  38,071

Adjustments to reconcile net income to
cash provided by operating activities:
  Minority interest in net income                                      15,840                      22,661
  Amortization of investment premium                                    1,241                       2,150
  Net gain on sale of investments                                        (423)                         (9)
  Unrealized loss on foreign exchange                                     862                         377
Changes in:
  Reinsurance balances receivable                                     (37,992)                    (41,889)
  Deferred acquisition costs                                           (3,007)                     (4,912)
  Prepaid reinsurance premiums                                         (9,797)                          0
  Accrued investment income                                               937                       2,561
  Other assets                                                        (18,642)                       (580)
  Reserve for losses and loss expenses                                 (6,599)                     (6,149)
  Unearned premium                                                     29,756                      42,099
  Other liabilities                                                    27,458                       1,863
                                                                    ---------                   ---------
Cash provided by operating activities                                  44,539                      56,243
                                                                    ---------                   ---------
Cash flows from investing activities

Purchase of investments                                              (149,580)                    (70,518)
Net purchases of short term investments                                (1,947)                          0
Proceeds on the sale of marketable securities                         111,538                      63,063
Proceeds on the maturity of marketable securities                      46,000                      12,500
                                                                    ---------                   ---------
Cash provided by investing activities                                   6,011                       5,045
                                                                    ---------                   ---------
Cash flows from financing activities

Issue of shares                                                        72,655                           0
Dividends paid                                                        (21,818)                   (100,000)
                                                                    ---------                   ---------
Cash provided by (applied to) financing activities                     50,837                    (100,000)
                                                                    ---------                   ---------

Net increase (decrease) in cash and cash equivalents                  101,387                     (38,712)
Cash and cash equivalents at beginning of period                       46,990                      82,360
                                                                    ---------                   ---------
Cash and cash equivalents at end of period                          $ 148,377                   $  43,648
                                                                    =========                   =========

------------------------------------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements

--------------------------------------------------------------------------------

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

Unless the context otherwise requires, references herein to the "Company" include LaSalle Re Holdings Limited and its subsidiary, LaSalle Re Limited ("LaSalle Re"), and its subsidiaries LaSalle Re Corporate Capital Ltd. ("LaSalle Re Capital") and LaSalle Re (Services) Limited.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

During the quarter ended December 31, 1996, the Company completed a secondary offering (the "Secondary Offering") of its common shares, par value $1 per share (the "Common Shares"). In connection with the Secondary Offering certain founding shareholders of LaSalle Re (the "Founding Shareholders") exchanged some of their exchangeable non-voting shares ("Exchangeable Non-Voting Shares") for Common Shares of the Company. As a result of this exchange, the Company increased its ownership of the outstanding capital stock of LaSalle Re from 63% to 73%. The Company has continually owned 100% of the outstanding voting stock of LaSalle Re. This exchange has been accounted for at historic cost as the transaction is akin to the conversion of equity securities with the share exchange initiated by the shareholders of the Exchangeable Non-Voting Shares pursuant to an existing contractual agreement between the shareholders of LaSalle Re and the Company.

The consolidated financial statements include the results of the Company and the Company's share of LaSalle Re and its subsidiaries for all periods presented.

2.  Significant Accounting Policies

Reinsurance

In the normal course of business the Company seeks to reduce the losses that may arise from catastrophes and cause unfavorable underwriting results by reinsuring certain levels of risks with other reinsurers.

In accordance with SFAS No 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", contracts providing indemnification against loss or liability relating to insurance risk have been accounted for as reinsurance. Reinsurance premiums are reported as prepaid reinsurance premiums and amortized over the contract period in proportion to the amount of reinsurance protection provided. Contracts which do not provide a reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed have been accounted for as deposits which are included as part of other assets.

The ceding of the reinsurance does not legally discharge the Company from its liability, since the Company is required to pay losses and bear collection risk if the reinsurers fail to meet their obligations under the reinsurance agreements.

--------------------------------------------------------------------------------

                          Lasalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements

--------------------------------------------------------------------------------

3.    Reinsurance

The effect of reinsurance on premiums written and earned is as follows:

                    Three months ended March 31,       Six months ended March 31,
                                1997                              1997

                      Written           Earned        Written            Earned
Assumed               109,396           41,754        114,633            84,877

Ceded                  10,151              354         10,151               354
                      -------           ------        -------            ------
Net Premiums           99,245           41,400        104,482            84,523
                      -------           ------        -------            ------

There were no ceded premiums for the three months ended March 31, 1996 or the six months ended March 31, 1996.

4.  Series A Preferred Shares


In March 1997, the Company issued 3,000,000 Series A Preferred Shares par value $1.00 per share. These shares are entitled to a liquidation preference of $25.00 per share. Dividends are cumulative at 8.75% of the liquidation preference per annum (equivalent to an annual rate of $2.1875 per share). On or after March 27, 2007 these shares will be redeemable, in whole or in part, at the option of the Company at a redemption price of $25.00 per share. Generally, the holders of these shares have no voting rights except where dividends on these shares are in arrears in an amount equivalent to dividends for six full dividend periods (whether or not consecutive).

--------------------------------------------------------------------------------

                         LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

The following is a discussion and analysis of the Company's financial condition as of March 31, 1997 and the results of operations for the three months and six months ended March 31, 1997 and 1996. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report dated September 30, 1996.

GENERAL

LaSalle Re was incorporated in Bermuda in October 1993 and initially capitalized by several institutional and other investors with $373.1 million. It commenced operations on November 22, 1993. LaSalle Re Holdings Limited was incorporated in Bermuda in September 1995. During the quarter ended December 31, 1995, the Company and LaSalle Re consummated an offer (the "Exchange Offer") pursuant to which, among other things, the Founding Shareholders exchanged their capital stock of LaSalle Re for Common Shares of the Company and, in certain circumstances, Exchangeable Non-Voting Shares of LaSalle Re. The Exchangeable Non-Voting Shares are held by certain Founding Shareholders who would otherwise hold, or cause another shareholder to hold, directly, indirectly or constructively, in excess of 9.9% of the voting power of the Company or LaSalle Re. The Exchangeable Non-Voting Shares are exchangeable, at the option of the holder, for Common Shares on a one-for-one basis, unless the board of directors of the Company determines such exchange may cause actual or potential adverse tax consequences to the Company or any shareholder. The Exchangeable Non-Voting Shares will at all times rank as to assets, dividends and in all other respects on a parity with the common shares of LaSalle Re, except that they do not have the right to vote on any matters except as required by Bermuda law and in connection with certain actions by the Company. Immediately following the completion of the Offerings, LaSalle Re consummated the Redemption, pursuant to which it redeemed from certain selling shareholders capital stock of LaSalle Re at a price per share that was equivalent to the initial public offering price per Common Share (less the underwriting discount and commissions).

In December 1996, the Company completed a Secondary Offering. In connection with the Secondary Offering, certain Founding Shareholders of LaSalle Re exchanged some of their Exchangeable Non-Voting Shares for Common Shares of the Company. As a result of this exchange, the Company increased its ownership of the outstanding capital stock of LaSalle Re from 63% to 73%. The Company has continually owned 100% of the outstanding voting stock of LaSalle Re.

In March 1997, the Company completed an offering of 3,000,000 Series A Preferred Shares (the "Preferred Offering"). The Series A Preferred Shares, par value $1.00 per share, carry a liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the date of liquidation. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and will be payable quarterly on the first day of March, June, September and December each year, commencing June 1, 1997, in an amount per share equal to 8.75% of the liquidation preference per annum (equivalent to $2.1875 per share). Net proceeds from the offering after underwriting discounts and commissions were $72.6 million.

LaSalle Re Capital was incorporated in Bermuda to provide capital support to selected Lloyd's of London syndicates. During the quarter ended December 31, 1996 LaSalle Re Capital was accepted as a corporate member of Lloyd's of London. Effective January 1, 1997 it is participating in three syndicates which individually write the following: marine insurance and reinsurance; professional indemnity, directors and officers' insurance, bankers blanket bond business; and

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

direct and facultative business. LaSalle Re Capital provides support to the syndicates through letters of credit.

In order to reduce its earnings volatility, protect its capital base and support its dividend policy, the Company purchased a multi-year excess of loss reinsurance program effective January 1, 1997. The program is event based, providing up to $100 million of coverage in excess of the first $100 million of losses for the first loss and $100 million of coverage in excess of the first $150 million of losses for the second loss occurrence, with a $200 million aggregate coverage limit over a three-year period. The attachment point is triggered by losses incurred directly by the Company. If and when the first loss is triggered, the Company is required to accrue a reinstatement premium and additional premiums will be payable in years 2 and 3 of the contract. The Company has accounted for the first loss portion of the coverage as a deposit in accordance with SFAS 113. If and when a second loss occurs, the Company will be required to pay a one time additional premium. If no losses occur, the contract can be canceled after the first year with significant return premiums accruing to the Company. The reinsurance is provided by a company which currently holds a rating of "A+" (Superior) from A.M. Best Company, Inc. and a claims-paying rating of "AA" (Excellent) from Standard & Poor's Rating Services.

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Gross premiums written for the quarter ended March 31, 1997 were $109.4 million compared to $132.5 million for the quarter ended March 31, 1996, a decrease of 17.4%. This decrease is primarily due to a $23.6 million reduction in gross premiums written by the Company in the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. For the three months ended March 31, 1997, property catastrophe premiums written by the Company in the United States decreased 3.5% to $41.4 million from $42.9 million for the three months ended March 31, 1996. Premiums written in respect of the Company's participation in the California Earthquake Authority program partially offset rate reductions experienced by the Company throughout its United States book of business.

International property catastrophe premiums written by the Company decreased 28.4% to $55.6 million from $77.6 million, primarily due to a competitive rate environment. This competitive rating environment led to a reduction in the number of international contracts written.

Consistent with the Company's policy of pursuing other lines of business, these lines increased 46.3% to $17.7 million for the quarter ended March 31, 1997 from $12.1 million for the quarter ended March 31, 1996. This increase is primarily due to $5.8 million of gross premiums written by LaSalle Re Capital in the quarter ended March 31, 1997. Since LaSalle Re Capital was only accepted into Lloyd's with effect from January 1, 1997 there is no comparative figure for the quarter ended March 31, 1996. This increase was offset by adjustment premiums on excess of loss and proportional contracts of $(3.7) million in the quarter ended March 31, 1997 compared to $(1.2) million in the quarter ended March 31, 1996.

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

Premiums ceded for the quarter ended March 31, 1997 were $10.2 million compared to nil in the quarter ended March 31, 1996. This is attributable to reinsurance protection purchased by LaSalle Re and to reinsurance purchased by LaSalle Re Capital.

As a result of the above, net premiums written for the quarter ended March 31, 1997 were $99.2 million compared to $132.6 million for the quarter ended March 31, 1996, a decrease of $33.4 million or 25.2%.

Net premiums earned for the quarter ended March 31, 1997 were $41.4 million compared to $53.6 million for the same quarter in 1996. The 22.8% decrease is the result of a reduction in premiums written from calendar year 1996 to calendar year 1997. Premiums on property catastrophe excess of loss contracts are earned on a pro rata basis over the period coverage is provided, which is generally 12 months. Under proportional property catastrophe contracts, the risks underlying the contracts incept throughout the policy period and premiums generally are earned over 18 months. Under contracts written by LaSalle Re Capital, the risks underlying the contracts incept throughout the policy period and premiums generally are earned over 18 to 24 months.

Net investment income increased 26.6% to $8.1 million for the quarter ended March 31, 1997 from $6.4 million for the quarter ended March 31, 1996. Annualized investment income as a percentage of the average market value of invested assets was 6.0% for the quarter ended March 31, 1997 compared to 5.6% for the quarter ended March 31, 1996. The increase in net investment income was attributable to a larger average investment base together with an increase in investment yields in the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996.

Net realized gains on investments were $0.4 million during the quarter ended March 31, 1997 compared to net realized losses of $(0.02) million during the quarter ended March 31, 1996. In accordance with generally accepted accounting principles, unrealized gains and losses on the Company's investment portfolio are not recognized in the Company's consolidated results of operations but are reflected as a separate component of shareholders' equity.

The following table sets forth the Company's combined ratios for the quarters ended March 31, 1997 and 1996:

                               MARCH 31, 1997   MARCH 31, 1996
                             ---------------------------------
Loss and loss expense ratio        16.6%            34.2%

Expense ratio                      20.3%            18.5%

Combined ratio                     36.9%            52.7%

Losses and loss expenses incurred represent losses paid and reserves established in respect of specific losses and loss expenses reported by cedants and expected loss development and additions to incurred-but-not-reported loss reserves.

The Company incurred losses and loss expenses of $6.9 million during the quarter ended March 31, 1997 compared with $18.4 million during the quarter ended March 31, 1996. The main components of losses and loss expenses incurred during the quarter ended March 31, 1997

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

relate to tornado damage in the southern United States and the triggering of aggregate loss covers. Losses and loss expenses incurred during the quarter ended March 31, 1996 relate to a strengthening in reserves for Hurricanes Luis and Marilyn of $10.3 million, Norwegian floods and international and United States winter storms.

The expense ratio includes underwriting expenses and operational expenses. Underwriting expenses include brokerage, commissions, excise taxes and other costs related to underwriting reinsurance contracts. Underwriting expenses as a percentage of net earned premiums were 14.0% for the quarter ended March 31, 1997 compared to 13.4% for the quarter ended March 31, 1996. The increase is partially attributable to reinsurance premiums ceded which reduced net earned premiums in the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. In addition, lower losses incurred in the quarter increased the underwriting profit commission payable pursuant to the Underwriting Services Agreement with CNA (Bermuda) Services Ltd.

Operational expenses were $2.6 million during the quarter ended March 31, 1997 compared to $2.7 million for the quarter ended March 31, 1996. The decrease is due to reduced fees under the Administrative Services Agreement between the Company and Aon Risk Consultants (Bermuda) Ltd. following a re-negotiation of the fee. In addition for the quarter ended March 31, 1997, operational expenses includes costs associated with the operation of LaSalle Re Capital. As a percentage of earned premiums operational expenses were 6.3% during the quarter ended March 31, 1997 compared with 5.1% for the quarter ended March 31, 1996. This increase is due to lower earned premiums in the quarter ended March 31, 1997 compared to those earned in the quarter ended March 31, 1996.

The Company incurred corporate expenses of $0.5 million during the quarter ended March 31, 1997 compared to $0.05 million in the quarter ended March 31, 1996. Corporate expenses for the quarter ended March 31, 1997 include costs associated with the Preferred Offering, except the underwriting discount, which was charged to additional paid in capital, and the initial costs associated with the tender offer. In the quarter ended March 31, 1996 corporate expenses related to the initial public offering. All corporate expenses are charged to income in the period they are incurred.

Interest expense was $0.5 million during the quarter ended March 31, 1997 compared with $0.06 million in the quarter ended March 31, 1996. The increase in interest expense is due to financing charges associated with LaSalle Re's ceded reinsurance contract. Other interest expenses relate to the annual administration fee and the ongoing commitment fees payable on the Company's credit facility. As at March 31, 1997, there were no borrowings under this facility.

Foreign exchange losses in the quarter ended March 31, 1997 were $0.9 million compared to $0.3 million in the quarter ended March 31, 1996. The losses in the quarter ended March 31, 1997 resulted from a strengthening of the United States Dollar against the major foreign currencies in which the Company writes premiums. The majority of these losses emanated from a 1.7% decline in the value of Sterling from January 1, 1997. The losses in the quarter ended March 31, 1996 were primarily due to the weak performance of Sterling against the United States Dollar. Foreign exchange losses in the quarter ended March 31, 1996 were partially mitigated through the use of foreign currency contracts.

The Company's net income per share was $1.34 for the quarter ended March 31, 1997 and $1.31 for the quarter ended March 31, 1996.

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

Gross premiums written for the six months ended March 31, 1997 were $114.6 million compared to $145.2 million for the six months ended March 31, 1996, a decrease of 21.1%. The decrease in gross premiums written was due to reduced new and renewal premiums as a result of a worldwide competitive rating environment in the last three months of the period combined with negative adjustment premiums recorded throughout the six month period ended March 31, 1997. Further, for the six months ended March 31, 1997, compared to the six months ended March 31, 1996, the Company experienced a reduction in reinstatement premiums of $3.0 million due to more favorable loss experience.

The decline in gross premiums written by the Company was partially offset by $5.8 million of gross premiums written by LaSalle Re Capital in the six months ended March 31, 1997. Since LaSalle Re Capital was only accepted into Lloyd's with effect from January 1, 1997 there is no comparative figure for the six months ended March 31, 1996.

Premiums ceded for the six months ended March 31, 1997 were $10.2 million compared to nil in the quarter ended March 31, 1996. This is attributable to reinsurance protection purchased by LaSalle Re with effect from January 1, 1997 and to reinsurance purchased by LaSalle Re Capital.

Net premiums earned for the six months ended March 31, 1997 were $84.5 million compared to $103.1 million for the same period in 1996. The 18.0% decrease was due to the overall decrease in premiums written in the previous twelve months and the six months ended March 31, 1997.

Net investment income increased 29.4% to $16.3 million for the six months ended March 31, 1997 from $12.6 million for the six months ended March 31, 1996. The increase is attributable to a larger average investment base coupled with an increase in yields in the six months ended March 31, 1997 compared to the six months ended March 31,1996. Annualized investment income as a percentage of the average market value of invested assets was 6.0% for the six months ended March 31, 1997 compared to 5.4% for the six months ended March 31, 1996.

Net realized gains on investments were $0.4 million during the six months ended March 31, 1997 compared to $0.01 net realized gains during the six months ended March 31, 1996.

The following table sets forth the Company's combined ratios for the six month periods ended March 31, 1997 and 1996:


                               MARCH 31, 1997   MARCH 31, 1996
                             -----------------------------------
Loss and loss expense ratio         21.0%            33.2%

Expense ratio                       22.3%            18.3%

Combined ratio                      43.3%            51.5%


The Company incurred losses and loss expenses of $17.7 million during the six months ended March 31, 1997 compared with $34.2 million during the six months ended March 31, 1996. Losses and loss expenses incurred during the six months ended March 31, 1997 included development on Hurricane Fran, winter storm activity in the United States, the United Kingdom and Europe and the triggering of aggregate loss covers. Losses and loss expenses incurred

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

during the six months ended March 31, 1996 included a strengthening in reserves of $13.7 million for Hurricanes Marilyn and Luis, $6.6 million for German hailstorms, together with Norwegian floods, international and United States winter storms, various risk losses and a satellite loss.

Underwriting expenses as a percentage of net premiums earned were 15.3% for the six months ended March 31, 1997 compared to 13.3% for the six months ended March 31, 1996. The increase is primarily attributable to an increase in the level of fees and profit commissions accrued pursuant to the Underwriting Services Agreement which as a percentage of net premiums earned were 4.0% for the six months ended March 31, 1997 compared to 3.1% for the six months ended March 31, 1996. In addition the Company incurred significant profit commissions on one program due to better than expected loss ratios, which increased underwriting expenses as a percentage of net premiums earned. Further, the increase is partially attributable to reinsurance premiums ceded which reduced net premiums earned in the six months ended March 31, 1997 compared to the six months ended March 31, 1996.

Operational expenses were $5.9 million during the six months ended March 31, 1997 compared to $5.2 million for the six months ended March 31, 1996. As a percentage of earned premiums operational expenses were 7.0% during the six months ended March 31, 1997 compared with 5.0% for the six months ended March 31, 1996. The increase is due increased fees pursuant to the Administrative Services Agreement, additional executive compensation and expenses relating to the operation of LaSalle Re Capital as well as a reduction in net premiums earned in the six months ended March 31, 1997 compared to the same period in 1996.

Corporate expenses were $1.4 million during the six months ended March 31, 1997 compared with $0.9 million in the six months ended March 31, 1996. Corporate expenses for the six months ended March 31, 1997 included costs associated with the secondary public offering, the formation costs of LaSalle Re Capital, the Preferred Offering and initial costs associated with the tender offer. In 1996, corporate expenses included costs associated with the initial public offering and all costs associated with the establishment of the Company's credit facility. Corporate expenses do not include the underwriting discounts associated with these offerings. In respect of the initial and the secondary public offerings, these costs were borne by the selling shareholders. In respect of the Preferred Offering the underwriting discount has been charged to additional paid in capital.

Interest expense was $0.6 million during the six months ended March 31, 1997 compared to $0.1 million in the six months ended March 31, 1996. The increase in interest expense is due to financing charges associated with LaSalle Re's ceded reinsurance contract. Other interest expenses relate to the annual administration fee and the ongoing commitment fees payable on the Company's credit facility. As at March 31, 1997, there were no borrowings under this facility.

Foreign exchange losses in the six months ended March 31, 1997 were $2.0 million compared to losses of $0.8 million in the six months ended March 31, 1996. The losses in the six months ended March 31, 1997 resulted from the unfavorable closing of a Sterling forward contract, and a further strengthening of the United States Dollar since January 1, 1997 against the major foreign currencies in which the Company writes premiums. The losses in the six month period ended March 31, 1996 were primarily due to the weak performance of Sterling against the United States dollar. Foreign exchange losses in the six months ended March 31, 1996 were partially mitigated through the use of foreign currency contracts.

The Company's net income per share was $2.50 for the six months ended March 31, 1997 and $2.55 for the six months ended March 31, 1996.

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

LaSalle Re's sources of funds consist of net premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, brokerage, commissions, excise taxes, administrative expenses and dividends. Under the Insurance Act, 1978, amendments thereto and related regulations of Bermuda, LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files an affidavit stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the approval of the Minister of Finance if it failed to meet its required margins in the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends which would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act from reducing its total opening statutory capital by more than 15% without the approval of the Minister of Finance. LaSalle Re currently meets these requirements. In addition, the payment of dividends by LaSalle Re is subject to the rights of holders of the Exchangeable Non-Voting Shares to receive a pro rata share of any dividend and to its need to maintain shareholders' equity adequate to support the level of LaSalle Re's reinsurance operations.

Operating activities provided net cash of $44.5 million for the six months ended March 31, 1997 and $56.2 million for the six months ended March 31, 1996. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and marketable securities. As of March 31, 1997, 79.2% of its total assets were held in cash and marketable securities. To further mitigate the uncertainty surrounding the amount and timing of potential liabilities and to minimize interest rate risk, LaSalle Re maintains a short average duration for its investment portfolio. The modified average duration of the portfolio was 2.54 years at March 31, 1997. At March 31, 1997, the fair value of the Company's total investment portfolio, including cash, was $629.0 million.

The increase in cash and cash equivalents from $47.0 million as at September 30, 1997 to $148.4 million as at March 31, 1997 is due primarily to the receipt of funds from the Preferred Offering and the conversion of investments into cash in readiness for the payment of the common share dividend.

The Company has adopted the Statement of Financial Accounting Standard 115 ("SFAS 115") to account for its marketable securities. In accordance with SFAS 115, all of the Company's investments are classified as "available for sale". Under this classification, investments are recorded at fair market value and any unrealized gains or losses are reported as a separate component of shareholders' equity. The unrealized loss on the investment portfolio net of

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

amounts attributable to minority interest was $4.4 million at March 31, 1997 compared to $1.9 million at September 30, 1996.

As of March 31, 1997, all of the securities held in the Company's investment portfolio were fixed-income securities rated "A" or better by S&P or Moody's Investors Services Inc. ("Moody's"). No single investment comprised more than 5% of the overall portfolio.

Reinsurance balances receivable were $108.1 million at March 31, 1997 compared to $70.6 million at September 30, 1996. The increase is reflective of the seasonality of premiums written with the Company traditionally writing its highest level of premiums in the quarter ended March 31 compared to other calendar quarters. This also explains the increase in the level of unearned premiums and deferred acquisition costs from $82.9 million and $10.5 million respectively, as at September 30, 1996 to $112.7 million and $13.5 million respectively, as at March 31, 1997.

In accordance with the terms of certain reinsurance contracts, the Company has posted letters of credit in the amount of $13.7 million as of March 31, 1997 as compared to $15.5 million as of September 30, 1996 to support outstanding loss reserves. In connection with LaSalle Re Capital's support of three Lloyd's of London syndicates, the Company has posted letters of credit in the amount of $16.2 million (equivalent to (Pounds)9.8 million) . All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of the outstanding letters of credit.

Prepaid reinsurance premiums relate to the reinsurance coverage placed by the Company in the quarter ended March 31, 1997. There was no corresponding coverage at September 30, 1996.

The increase in other assets from $1.6 million as at September 30, 1996 to $20.2 million as at March 31, 1997 is primarily due to the deposit portion of the ceded reinsurance contract, accounted for in accordance with SFAS No 113.

At March 31, 1997, reserves for unpaid losses and loss expenses were $43.3 million. The Company has no material commitments for capital expenditures.

The increase in other liabilities from $11.1 million as at September 30, 1997 to $41.2 million as at March 31, 1997 reflects the inclusion of $23.3 million relating to reinsurance premiums payable and $5.1 million relating to the settlement of an outstanding investment trade.

In February 1997, in connection with the Preferred Offering, the Board confirmed the dividend policy pursuant to which the Company intends to distribute as dividends to holders of Common Shares and Exchangeable Non-Voting Shares in each fiscal year 50% to 60% of the amount by which its net income (before minority interest) from the prior fiscal year exceeds the amount of dividends payable on Series A Preferred Shares in the current fiscal year.

Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and will be payable quarterly on the first day of March, June, September and December of each year, commencing June 1, 1997, in an amount per share equal to 8.75% of the liquidation preference per annum (equivalent to $2.1875 per share). As of March 31, 1997 dividends due but not yet declared on the Series A Preferred Shares amounted to $0.07 million.

On March 25, 1997 the Company declared a common share dividend of $0.71 per share to shareholders of record on April 4, 1997 payable on April 18, 1997. The actual amount and timing of any future dividends is at the discretion of the Board and is dependent upon the profits and

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends.

As part of its capital management strategy, on March 28, 1997 the Company commenced a $100 million tender offer whereby it offered to purchase for cancellation up to 3,703,703 of its Common Shares at a price no greater than $30.00 nor less than $27.00 per share. The tender offer expired on April 25, 1997 with 5,508,314 Common Shares and Common Share equivalents tendered at a tender price of $27.00. The tender offer was funded in part by the net proceeds of the Preferred Offering with the remaining funding from excess capital. On May 6, 1997 the Company purchased 3,703,703 Common Shares for cancellation, at the tender price of $27.00.

In addition to the tender offer, the Company currently intends to repurchase up to $25 million of Common Shares in open market or privately negotiated transactions from time to time depending on market conditions and the Company's capital and liquidity requirements.

The Company has in place a $100 million committed line of credit from a syndicate of banks. The proceeds from the credit facility may only be used to buy preferred shares of LaSalle Re, which in turn may use the proceeds of such purchase to meet current cash requirements. The facility matures December 1, 2000, and is secured by a pledge ("legal mortgage") of all the capital stock of LaSalle Re held by the Company, including any preferred shares that may be issued by LaSalle Re to the Company. The line of credit contains various covenants, including: limitations on incurring additional indebtedness; prohibitions of dividends and other restricted payments that would cause the Company's tangible net worth (total shareholders' equity and minority interest) to fall below $375 million for calendar years 1997 and 1998, and $400 million thereafter; restriction of dividends per fiscal quarter to 12.5% of consolidated net income of the Company for the immediately preceding fiscal year; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $300 million or 70% of net premiums written; maintenance of statutory capital of LaSalle Re at the end of each fiscal year of at least $300 million; and maintenance of a ratio of net premiums written to statutory capital at the end of any fiscal quarter for the four fiscal quarters then ended of no more than 1.00 to 1.00 in each case. In order for the Company to pay dividends in excess of 50% of net income, the Company would have to renegotiate certain terms of its credit facility. As of March 31, 1997, the credit facility had not been utilized.

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

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Implementation of this new standard requires entities with simple capital structures to disclose basic earnings per share on the face of the income statement. All other entities are required to disclose basic and diluted earnings per share. As such the Company will be required to disclose basic and diluted earnings per share on the face of the income statement. The Company believes that the calculation of basic earnings per share will result in marginally increased earnings per share over the present calculation of primary

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

earnings per share and the calculation of the diluted earnings per share will not materially differ from the present calculation of primary earnings per share. The accounting standard will be adopted by the Company for the quarter ending December 31, 1997.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the United States Securities Act of 1933 as amended and Section 21E of the United States Securities Exchange Act of 1934 as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These statements relate to the plans of the Company for future operations, including the dividend policy pursuant to which the Company intends to distribute as dividends to holders of Common Shares and Exchangeable Non-Voting Shares in each fiscal year 50% to 60% of the amount by which its net income (before minority interest) from the prior fiscal year exceeds the amount of dividends payable on Series A Preferred Shares in the current fiscal year. In light of the risks and uncertainties inherent in all future projections, these statements should not be regarded as a representation that the objectives will be achieved. Many factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited, to the following:

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

Premiums for proportional contracts are based on estimates provided to the Company by the ceding Company. Premiums in respect of contracts underwritten by LaSalle Re Capital are based on estimates provided to the Company by the syndicates. These contracts are adjusted during the course of the contract life as actual figures become available. There can be material differences between estimated and actual results and these differences can have a material impact on the Company's results of operations.

BUSINESS CONSIDERATIONS

Based on the Company's marketing efforts, reinsurance contract submissions and publicly available information, the Company believes that property catastrophe rates decreased somewhat in 1995 and further in 1996 from 1994 levels. In particular, rates have declined significantly in areas, such as Japan and Europe, where there has been favorable loss experience, while in the U.S. market, where the level of property catastrophe losses has generally been higher than in international markets in recent years, rates have decreased to a lesser degree. Notwithstanding these rate decreases, the Company believes that current rates generally exceed 1992 levels. If and while favorable loss experience continues and reinsurance capacity does not diminish, the Company expects further downward pressure on rates during 1997. Based on the 1997 contract renewals that have occurred to date, the Company estimates that it has experienced overall rate decreases of approximately 15% compared to 1996. As rates decline, the Company expects net premiums written from property catastrophe reinsurance to decline in 1997. However, based on its current perception of market opportunities, the Company expects that growth in its other lines of business will partially offset the decline in its property catastrophe premiums. There can be no assurance that the present level of demand will continue, that the present level of supply of reinsurance will not increase as a result of capital provided by recent or future market entrants or by existing property catastrophe reinsurers or that rates will not decline further.

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

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

RELIANCE ON Aon AND CNA; TRANSACTIONS WITH AFFILIATES; CONFLICTS OF INTEREST

The majority of the Company's day-to-day operations are performed by affiliates of Aon Corporation ("Aon") and CNA Financial Corporation ("CNA") pursuant to service agreements. The service agreements generally provide for underwriting, actuarial, information technology, financial reporting and investment management. The service agreements terminate on December 31, 1998 with a two year extension at the option of the Company. The Company and Aon have agreed in principle, subject to execution of a definitive agreement and to Board approval, to terminate the Administrative Services Agreement as of mid-1997, after which the Company anticipates that all of the personnel currently assigned to the Company by Aon Bermuda would become employees of the Company. There can be no assurance that the Company will be able to retain all such employees. While a number of other organizations offer the services provided to the Company by affiliates of CNA, there can be no assurance that if the service agreement was to terminate, the Company would be able to successfully perform such services for itself or obtain such services from persons which are not affiliated to CNA on substantially similar terms. In particular, the termination of the Company's underwriting services agreement could have a material adverse effect on the Company.

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

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

RATINGS

LaSalle Re is currently rated by A. M. Best Company, Inc. ("A. M. Best") and Standard & Poor's Corporation ("S&P"). In April 1996, LaSalle Re received an initial rating from A. M. Best of "A-" (Excellent). Prior to that time, LaSalle Re was not rated by any rating agency. The rating received by LaSalle Re represents the fourth highest in the rating scale used by A. M. Best. In October 1996, LaSalle Re received an initial rating of its claims paying ability from S&P of "A" (Good). The rating received by LaSalle Re represents the sixth highest in the rating scale used by S&P. Such ratings are based on factors of concern to cedants and brokers and are not directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. While the Company believes that its new ratings will not be a major competitive advantage or disadvantage, some of the Company's principal competitors have higher ratings than the Company. Insurance ratings are one factor used by brokers and cedants as a means of assessing the financial strength and quality of reinsurers. In addition, a cedant's own rating may be adversely affected by the lack of a rating of its reinsurer. Therefore, a cedant may elect to reinsure with a competitor of the Company that has a higher insurance rating. Similarly, the lowering or loss of a rating in the future could adversely affect the Company's ability to compete.

The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          LASALLE RE HOLDINGS LIMITED
                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          None.

ITEM 2.   CHANGES IN SECURITIES.

          In March 1997, the Company issued 3,000,000 Series A Preferred Shares (the "Preferred Shares"), par value $1.00 per share. Certain terms of the Preferred Shares may have the effect of materially limiting or qualifying the rights of holders of the Company's Common Shares.

          a) Upon liquidation, holders of the Preferred Shares will be entitled to receive out of any surplus assets a liquidation preference of $25.00 per share, plus accrued and unpaid dividends, before any dividend payment or distribution of assets is made to the holders of Common Shares.

          b) Dividends on the Preferred Shares are cumulative at 8.75% of the liquidation preference per annum (equivalent to an annual rate of $2.1875 per share). With certain limited exceptions, so long as any Preferred Shares are outstanding, no dividends or other distributions may be paid on Common Shares nor may the Company repurchase any Common Shares unless full cumulative dividends have been paid on the Preferred Shares.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Annual General Meeting was held on February 28, 1997.

          The following directors were elected

                                      Term Expiring    Votes in favor     Votes Withheld
          Victor H. Blake O.B.E.          2000           10,062,596           54,356
          Joseph Haviv                    2000           10,057,896           59,056
          Lester Pollack                  2000           10,030,596           86,356
          Harvey G. Simons                2000           10,028,696           88,256


          The terms of office of the following directors continued after the date of the Annual General Meeting: Until 1998 - Andrew Africk; Jonathan H. Kagan; Donald P. Koziol and Peter Rackley. Until 1999 - William J Adamson; Ivan Berk; Scott A. Schoen; David A. Stockman and Paul J. Zepf.

          The appointment of KPMG Peat Marwick as independent public accountants for the Company for the fiscal year ending September 30, 1997 was ratified and

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

          approved. The holders of 10,110,040 shares voted in favor, 2,250 shares voted against and 4,802 shares abstained.

ITEM 5.   OTHER INFORMATION.

          With effect from April 11, 1997 the Company transferred its common stock to the New York Stock Exchange from the Nasdaq National Market.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (A) Exhibits - The following exhibits are filed as part of this report on Form 10-Q:

          3.1  Memorandum of Association (Incorporated by reference to Exhibit
               3.1 to Registration Statement on Form S-1(File No. 33-97304)).
          3.2  Bye-Laws (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended December 31, 1995 (File No. 0-
               27216)).
          4.1  Memorandum of Association refer to exhibit 3.1 above.
          4.2  Bye-Laws refer to exhibit 3.2 above.
          4.3  Form of Certificate of Designation, Preferences and Rights of
               Series A Preferred Shares of LaSalle Re Holdings Limited
               (Incorporated by reference to Exhibit 4.3 to Registration
               Statement on Form S-3 (File No 333-23273)).
          11.1 Statement Regarding Computation of Net Income Per Common Share.
          27   Financial Data Schedule.

     (B) Reports on Form 8-K: The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1997.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                          LASALLE RE HOLDINGS LIMITED
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 12, 1997         LASALLE RE HOLDINGS LIMITED
       ------------         ---------------------------
                            /s/ Andrew Cook
                            ---------------
                            Name: Andrew Cook
                            Title: Chief Financial Officer & Treasurer



Date:  May 12, 1997         /s/ Victor H. Blake
       ------------         -------------------
                            Name: Victor H. Blake
                            Title: Chairman, President & Chief Executive Officer



Date:  May 12, 1997         /s/ Andrew Cook
       ------------         ---------------
                            Name: Andrew Cook
                            Title: Chief Financial Officer & Treasurer

--------------------------------------------------------------------------------
                                       24