Form 10-Q
period 1997-06-30
LASALLE RE HOLDINGS LTD
filed 1997-08-08
CIK 1001384

===============================================================================



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997
                                                -------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-12823
                                               -------



                          LaSalle Re Holdings Limited
            (Exact name of registrant as specified in its charter)



                     Bermuda                   Not applicable
       --------------------------------    ----------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] Not applicable[_]


The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of August 4, 1997 was 15,073,915.

===============================================================================

================================================================================

                          LaSalle Re Holdings Limited
                              INDEX TO FORM 10-Q

                        PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
ITEM 1.    Unaudited Consolidated Financial Statements

           Consolidated Balance Sheets
           June 30, 1997 and September 30, 1996...........................   3

           Consolidated Statements of Operations
           Three Months and Nine Months ended June 30, 1997 and 1996......   4

           Consolidated Statements of Changes in Shareholders' Equity
           Three Months and Nine Months ended June 30, 1997 and 1996......   5

           Consolidated Statements of Cash Flows
           Nine Months ended June 30, 1997 and 1996.......................   6

           Notes to Unaudited Consolidated Financial Statements...........  7-9

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................. 10-20


                          PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings..............................................   21

ITEM 2.    Changes in Securities..........................................   21

ITEM 3.    Defaults upon Senior Securities ...............................   21

ITEM 4.    Submission of Matters to a Vote of Security Holders ...........   21

ITEM 5.    Other information..............................................   21

ITEM 6.    Exhibits and Reports on Form 8-K............................... 21-22

Signatures    ............................................................   23

Exhibit 11.1  ............................................................   24


================================================================================

                          LaSalle Re Holdings Limited

                          Consolidated Balance Sheets
 (Expressed in thousands of United States Dollars, except share and per share data)
                                   Unaudited

===============================================================================

                                             June 30, 1997   September 30, 1996
Assets

Cash and cash equivalents                         $ 67,367             $ 46,990
Investments held as available for sale at
 fair value                                        476,073              490,514
 (amortized cost $477,539 : $493,450)
Accrued investment income                           12,711               14,211
Reinsurance balances receivable                    103,847               70,625
Deferred acquisition costs                          12,650               10,464
Prepaid reinsurance premiums                         7,654                    0
Other assets                                        21,195                1,570
                                                  --------             --------
Total assets                                      $701,497             $634,374
                                                  ========             ========

Reserve for losses and loss expenses              $ 42,672             $ 49,875
Unearned premium reserve                            95,723               82,894
Other liabilities                                   38,929               11,087
Dividend payable                                    10,702                3,600
                                                  --------             --------
Total liabilities                                  188,026              147,456
                                                  --------             --------
Minority interest                                   92,798              179,470
                                                  --------             --------
Shareholders' equity
Share capital authorised in the aggregate
 100,000,000 shares, par value $1
Preferred shares
 (issued & outstanding, 3,000,000, series A
  preferred shares par value $1,
  liquidation preference $25 per share)              3,000                    0
Common shares
 (issued & outstanding, 15,073,452 par
  value $1)                                         15,073               14,398
Additional paid in capital                         301,816              221,968
Unrealized loss on investments                      (1,105)              (1,861)
Retained earnings                                  101,889               72,943
                                                  --------             --------
Total shareholders' equity                         420,673              307,448
                                                  --------             --------
Total liabilities, minority interest and
shareholders' equity                              $701,497             $634,374
                                                  ========             ========

===============================================================================

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Operations
 (Expressed in thousands of United States Dollars, except share and per share data)
                                   Unaudited

============================================================================================================
                                                     Three Months Ended              Nine Months Ended
                                                June 30, 1997  June 30, 1996   June 30, 1997   June 30, 1996
Revenues

Gross premiums written                            $    29,454    $    26,696     $   144,087     $   171,887
Premiums ceded                                          1,665              0          (8,486)              0
                                                  -----------    -----------     -----------     -----------
Net premiums written                                   31,119         26,696         135,601         171,887
Change in unearned premiums                            14,784         28,598          (5,175)        (13,501)
                                                  -----------    -----------     -----------     -----------
Net premiums earned                                    45,903         55,294         130,426         158,386

Net investment income                                   8,468          6,743          24,759          19,331
Net realized(losses) gains on investments                (564)            46            (141)             61
Other income                                              125              0             125               0
                                                  -----------    -----------     -----------     -----------
Total revenues                                         53,932         62,083         155,169         177,778
                                                  -----------    -----------     -----------     -----------
Expenses

Losses and loss expenses incurred                       4,475          9,954          22,198          44,189
Underwriting expenses                                   8,018          7,744          20,917          21,450
Operational expenses                                    3,049          2,923           8,974           8,091
Corporate expenses                                        256              0           1,624             911
Interest expenses                                         537             56           1,140             164
Exchange (gain) loss                                      (88)           589           1,886           1,422
                                                  -----------    -----------     -----------     -----------
Total expenses                                         16,247         21,266          56,739          76,227
                                                  -----------    -----------     -----------     -----------

Income before minority interest                        37,685         40,817          98,430         101,551
Minority interest                                       7,729         15,024          19,999          37,685
                                                  -----------    -----------     -----------     -----------
Net income                                        $    29,956    $    25,793     $    78,431     $    63,866
                                                  ===========    ===========     ===========     ===========
Net income per common share                       $      1.63    $      1.70     $      4.10     $      4.25
                                                  ===========    ===========     ===========     ===========
Weighted average number of common shares
and common share equivalents outstanding           22,169,529     23,967,950      23,569,729      23,897,590
                                                  ===========    ===========     ===========     ===========
============================================================================================================

                          LaSalle Re Holdings Limited

          Consolidated Statements of Changes in Shareholders' Equity
              (Expressed in thousands of United States Dollars,
                       except share and per share data)
                                   Unaudited

=============================================================================================================
                                                          Three Months Ended           Nine Months Ended
                                                      June 30, 1997 June 30, 1996 June 30, 1997 June 30, 1996
Preferred shares par value $1
Balance at beginning of period                             $  3,000      $      0     $      0       $      0
Issue of shares                                                   0             0        3,000              0
                                                           --------      --------     --------       --------
Balance at end of period                                   $  3,000      $      0     $  3,000       $      0
                                                           ========      ========     ========       ========

Common shares par value $1
Balance at beginning of period                             $ 16,517      $ 14,398     $ 14,398       $ 14,398
Conversion of exchangeable non-voting shares                  2,260             0        4,379              0
Share repurchase                                             (3,704)            0       (3,704)             0
                                                           --------      --------     --------       --------
Balance at end of period                                   $ 15,073      $ 14,398     $ 15,073       $ 14,398
                                                           ========      ========     ========       ========
Additional paid in capital
Balance at beginning of period                             $324,938      $221,968     $221,968       $221,968
Conversion of exchangeable non-voting shares                 21,436             0       54,106              0
Adjustments relating to the share repurchase                (44,571)            0      (44,571)             0
Issue of shares-employee stock purchase plan                     13             0           30              0
Issue of preferred shares, net of underwriting discount           0             0       70,283              0
                                                           --------      --------     --------       --------
Balance at end of period                                   $301,816      $221,968     $301,816       $221,968
                                                           ========      ========     ========       ========
Unrealized loss on investments
Balance at beginning of period                             $ (4,390)     $  3,564     $ (1,861)      $ (1,039)
Unrealized gain/(loss) in period                              3,657        (6,398)       1,403         (1,795)
Conversion of exchangeable non-voting shares                   (372)            0         (647)             0
                                                           --------      --------     --------       --------
Balance at end of period                                   $ (1,105)     $ (2,834)    $ (1,105)      $ (2,834)
                                                           ========      ========     ========       ========
Retained earnings
Balance at beginning of period                             $105,540      $ 36,730     $ 72,943       $ 18,095
Net Income                                                   29,956        25,793       78,431         63,866
Common share dividends                                      (10,702)       (3,600)     (34,156)       (23,038)
Preferred share dividends                                    (1,166)            0       (1,166)             0
Conversion of exchangeable non-voting shares                  8,945             0       20,091              0
Adjustments relating to the share repurchase                (30,684)            0      (34,254)             0
                                                           --------      --------     --------       --------
Balance at end of period                                   $101,889      $ 58,923     $101,889       $ 58,923
                                                           ========      ========     ========       ========

Total shareholders' equity                                 $420,673      $292,455     $420,673       $292,455
                                                           ========      ========     ========       ========

=============================================================================================================

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Cash Flows
               (Expressed in thousands of United States Dollars)
                                   Unaudited

================================================================================

                                                         Nine Months Ended
Cash flows from operating activities               June 30, 1997  June 30, 1996

Net income                                             $  78,184      $  63,866

Adjustments to reconcile net income to
cash provided by operating activities:
  Minority interest in net income                         20,246         37,685
  Amortization of investment premium                         940          3,095
  Net gain on sale of investments                            141            (61)
  Unrealized loss on foreign exchange                        465            919
Changes in:
  Reinsurance balances receivable                        (33,690)       (26,654)
  Deferred acquisition costs                              (2,186)        (2,160)
  Prepaid reinsurance premiums                            (7,654)             0
  Accrued investment income                                1,500          1,471
  Other assets                                           (19,625)          (356)
  Reserve for losses and loss expenses                    (7,200)       (12,494)
  Unearned premium                                        12,829         13,500
  Other liabilities                                       27,053          6,433

                                                       ---------      ---------
Cash provided by operating activities                     71,003         85,244
                                                       ---------      ---------
Cash flows from investing activities

Purchase of investments                                 (250,706)      (188,363)
Net purchases of short term investments                   (6,813)        (3,451)
Proceeds on the sale of marketable securities            201,415        126,081
Proceeds on the maturity of marketable securities         71,000         30,500

                                                       ---------      ---------

Cash provided by (applied to) investing activities        14,896        (35,233)
                                                       ---------      ---------

Cash flows from financing activities

Issue of shares                                           72,668              0
Dividends paid                                           (39,122)      (105,682)
Share repurchase                                         (99,068)             0

                                                       ---------      ---------

Cash applied to financing activities                     (65,522)      (105,682)
                                                       ---------      ---------


Net increase (decrease) in cash and cash equivalents      20,377        (55,671)

Cash and cash equivalents at beginning of period          46,990         82,360

                                                       ---------      ---------

Cash and cash equivalents at end of period             $  67,367      $  26,689
                                                       =========      =========

================================================================================

                          LaSalle Re Holdings Limited

           Notes to the Unaudited Consolidated Financial Statements
===============================================================================

1. General

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the LaSalle Re Holdings Limited Annual Report dated September 30, 1996.

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

During the quarter ended December 31, 1996, the Company completed a secondary offering (the "Secondary Offering") of its common shares, par value $1 per share (the "Common Shares"). In connection with the Secondary Offering, certain founding shareholders of LaSalle Re (the "Founding Shareholders") exchanged 2,119,110 of their exchangeable non-voting shares of LaSalle Re ("Exchangeable Non-Voting Shares") for Common Shares of the Company. As a result of this exchange, the Company increased its ownership of the outstanding capital stock of LaSalle Re from 63% to 73%. The Company has continually owned 100% of the outstanding voting stock of LaSalle Re. This exchange has been accounted for at historic cost as the transaction is akin to the conversion of equity securities with the share exchange initiated by the shareholders of the Exchangeable Non-Voting Shares pursuant to an existing contractual agreement between the shareholders of LaSalle Re and the Company.

In March 1997, the Company completed an offering of 3,000,000 Series A Preferred Shares (the "Preferred Offering"). The Series A Preferred Shares, par value $1.00 per share, carry a liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the date of liquidation. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly on the first day of March, June, September and December each year in an amount per share equal to 8.75% of the liquidation preference per annum (equivalent to $2.1875 per share). Net proceeds from the offering after underwriting discounts and commissions were $72.6 million.

On March 28, 1997, the Company commenced the $100 million tender offer (the ("Tender Offer") whereby it offered to purchase for cancellation up to 3,703,703 of its Common Shares at a price no greater than $30.00 nor less than $27.00 per share. The Tender Offer expired on April 25, 1997, with 5,508,314 Common Shares and Common Share equivalents tendered at a tender price of $27.00. The Tender Offer was funded in part by the net proceeds of the Preferred Offering with the remaining funding from excess capital. On May 6, 1997, the Company purchased 3,703,703 Common Shares, for cancellation, at the tender price of $27.00. The Company has deducted from share capital the par value of the shares canceled. The original additional paid in capital has been eliminated from additional paid in capital and the difference between the price received for the shares originally and the price paid in the tender offer has been deducted from retained reserves.

The Tender Offer was made to all holders of Common Shares and Common Share equivalents, which included options to purchase Common Shares, Exchangeable Non-Voting Shares and options to purchase Exchangeable Non-Voting Shares. Pursuant to the Tender Offer, 2,163,538

===============================================================================

                          LaSalle Re Holdings Limited

           Notes to the Unaudited Consolidated Financial Statements
===============================================================================

Exchangeable Non-Voting Shares were exchanged for Common Shares of the Company and 95,679 options for Exchangeable Non-Voting Shares were exercised and exchanged for Common Shares of the Company. As a result of these exchanges, the Company has increased its ownership of the outstanding capital stock of LaSalle Re from 73% to 79%. These exchanges have been accounted for in the same manner as the exchange that occurred with respect to the Secondary Offering as described above.

The consolidated financial statements include the results of the Company and the Company's share of LaSalle Re and its subsidiaries for all periods presented.

2.   Significant Accounting Policies

Reinsurance

In the normal course of business, the Company seeks to reduce the losses that may arise from catastrophes and cause unfavorable underwriting results by reinsuring certain levels of risks with other reinsurers.

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

Other Income

Other income relates to fees earned in respect of reinsurance services provided.

3.   Reinsurance

The effect of reinsurance on premiums written and earned is as follows:

               Three months ended June 30,  Nine months ended June 30,
                          1997                         1997
                   Written      Earned        Written      Earned

Assumed            29,454       46,382        144,087     131,259

Ceded              (1,665)         479          8,486         833
                   ------       ------        -------     -------

Net Premiums       31,119       45,903        135,601     130,426
                   ------       ------        -------     -------

There were no ceded premiums for the three months ended June 30, 1996 or the nine months ended June 30, 1996.

===============================================================================

                          LaSalle Re Holdings Limited

           Notes to the Unaudited Consolidated Financial Statements
================================================================================

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

===============================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
===============================================================================

The following is a discussion and analysis of the Company's financial condition as of June 30, 1997 and the results of operations for the three months and nine months ended June 30, 1997 and 1996. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report dated September 30, 1996.

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

In December 1996, the Company completed the Secondary Offering. In connection with the Secondary Offering, certain Founding Shareholders of LaSalle Re exchanged 2,119,110 of their Exchangeable Non-Voting Shares for Common Shares of the Company. As a result of this exchange, the Company increased its ownership of the outstanding capital stock of LaSalle Re from 63% to 73%. The Company has continually owned 100% of the outstanding voting stock of LaSalle Re.

LaSalle Re Capital was incorporated in Bermuda to provide capital support to selected Lloyd's of London syndicates. During the quarter ended December 31, 1996, LaSalle Re Capital was accepted as a corporate member of Lloyd's of London. Effective January 1, 1997, it is participating in three syndicates which individually write the following: marine insurance and reinsurance; professional indemnity, directors and officers' insurance, bankers blanket bond business; and direct and facultative business. LaSalle Re Capital provides support to the syndicates through letters of credit.

In order to reduce its earnings volatility, protect its capital base and support its dividend policy, the Company purchased a multi-year excess of loss reinsurance program effective January 1, 1997. The program is event based, providing up to $100 million of coverage in excess of the first $100 million of losses for the first loss occurrence and $100 million of coverage in excess of the first $150 million of losses for the second loss occurrence, with a $200 million aggregate coverage limit over a three-year period. The attachment point is triggered by losses incurred directly by the Company. If and when the first loss is triggered, the Company is required to accrue a reinstatement premium and additional premiums will be payable in years 2 and 3 of the contract. The Company has accounted for the first loss portion of the coverage as a deposit in accordance with SFAS 113. If and when a second loss occurs, the Company will be required to pay a one
===============================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
===============================================================================

time additional premium. If no losses occur, the contract can be canceled after the first year with significant return premiums accruing to the Company. The reinsurance is provided by a company which currently holds a rating of "A+" (Superior) from A.M. Best Company, Inc. and a claims-paying rating of "AA" (Excellent) from Standard & Poor's Rating Services.

In March 1997, the Company issued 3,000,000 Series A Preferred Shares in the Preferred Offering. The Series A Preferred Shares, par value $1.00 per share, carry a liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the date of liquidation. Dividends on the Series A Preferred Shares are payable in an amount per share equal to 8.75% of the liquidation preference per annum (equivalent to $2.1875 per share). Net proceeds from the Preferred Offering after underwriting discounts and commissions were $72.6 million.

On March 28, 1997 the Company commenced the $100 million Tender Offer whereby it offered to purchase for cancellation up to 3,703,703 of its Common Shares at a price no greater than $30.00 nor less than $27.00 per share. The Tender Offer was made to all holders of Common Shares and Common Share equivalents, which included options to purchase Common Shares, Exchangeable Non-Voting Shares and options to purchase Exchangeable Non-Voting Shares. Pursuant to the Tender Offer, 2,163,538 Exchangeable Non-Voting Shares were exchanged for Common Shares of the Company and 95,679 options for Exchangeable Non-Voting Shares were exercised and exchanged for Common Shares of the Company. As a result of these exchanges, the Company has increased its ownership of the outstanding capital stock of LaSalle Re from 73% to 79%. The Company has continually owned 100% of the outstanding voting stock of LaSalle Re. The Tender Offer expired on April 25, 1997 with 5,508,314 Common Shares and Common Share equivalents tendered at a tender price of $27.00. On May 6, 1997 the Company purchased 3,703,703 Common Shares, for cancellation, at the tender price of $27.00. The Company has deducted from share capital the par value of the shares canceled. The original additional paid in capital has been eliminated from additional paid in capital and the difference between the price received for the shares originally and the price paid in the tender offer has been deducted from retained reserves.

With effect from April 11, 1997 the Company transferred the listing of its Common Shares to the New York Stock Exchange from the Nasdaq National Market. The Series A Preferred Shares are also listed on the New York Stock Exchange.

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

Results of Operations - for the three months ended June 30, 1997 and 1996

Gross premiums written for the quarter ended June 30, 1997 were $29.5 million compared to $26.7 million for the quarter ended June 30, 1996, an increase of 10.5%. This increase is primarily due to $4.4 million of gross premiums written by LaSalle Re Capital in the quarter ended June 30, 1997. Since LaSalle Re Capital was only accepted into Lloyd's with effect from January 1, 1997 there is no comparative figure for LaSalle Re Capital for the quarter ended June 30, 1996.

===============================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
===============================================================================

Following the trend seen in the quarter ended March 31, 1997 of a competitive rate environment, property catastrophe premiums written by the Company in the United States decreased 11.1% to $12.7 million for the three months ended June 30, 1997 compared to $14.3 million for the three months ended June 30, 1996. International property catastrophe premiums written by the Company were stable at $7.0 million for the three months ended June 30, 1997 compared to $7.2 million for the three months ended June 30, 1996.

In addition, the Company experienced favorable premium adjustments on excess of loss and proportional contracts of $2.0 million in the quarter ended June 30, 1997 compared to $(0.3) million in the quarter ended June 30, 1996. This was offset by a reduction in reinstatement premiums of $1.4 million due to more favorable loss experience.

Premiums ceded for the quarter ended June 30, 1997 were $(1.7) million compared to nil in the quarter ended June 30, 1996. This is attributable to the quarterly recognition of a return premium provision on the reinsurance protection purchased by LaSalle Re. Ceded premiums amortized were $0.5 million for the quarter ended June 30, 1997 compared to nil in the quarter ended June 30, 1996.

As a result of the above, net premiums written for the quarter ended June 30, 1997 were $31.1 million compared to $26.7 million for the quarter ended June 30, 1996, an increase of $4.4 million or 16.5%.

Net premiums earned for the quarter ended June 30, 1997 were $45.9 million compared to $55.3 million for the same quarter in 1996. The 17.0% decrease is the result of a reduction in premiums written from calendar year 1996 to calendar year 1997. Premiums on property catastrophe excess of loss contracts are earned on a pro rata basis over the period coverage is provided, which is generally 12 months. Under proportional property catastrophe contracts, the risks underlying the contracts incept throughout the policy period and premiums generally are earned over 18 months. Under contracts written by LaSalle Re Capital, the risks underlying the contracts incept throughout the policy period and premiums generally are earned over 18 to 24 months.

Net investment income increased 26.9% to $8.5 million for the quarter ended June 30, 1997 from $6.7 million for the quarter ended June 30, 1996. Annualized investment income as a percentage of the average market value of invested assets was 6.3% for the quarter ended June 30, 1997 compared to 5.6% for the quarter ended June 30, 1996. The increase in net investment income was attributable to a larger average investment base together with an increase in investment yields in the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996.

Net realized losses on investments were $0.6 million during the quarter ended June 30, 1997 compared to net realized gains of $0.05 million during the quarter ended June 30, 1996. The losses for the quarter ended June 30, 1997 are primarily attributable to shortening the duration of the portfolio at the start of the quarter in response to an expected increase in market yields. Portfolio duration was subsequently increased later in the quarter. In accordance with generally accepted accounting principles, unrealized gains and losses on the Company's investment portfolio are not recognized in the Company's consolidated results of operations but are reflected as a separate component of shareholders' equity.

Other income was $0.1 million during the quarter ended June 30, 1997. This represents the income generated since January 1, 1997 from reinsurance related services provided by the Company at an annual fee of $0.3 million under a contract which became effective on January 1, 1997.

===============================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
===============================================================================

The following table sets forth the Company's combined ratios for the quarters ended June 30, 1997 and 1996:

                                 June 30, 1997     June 30, 1996
                                 -------------------------------
Loss and loss expense ratio           9.7%             18.0%

Expense ratio                        24.1%             19.3%

Combined ratio                       33.8%             37.3%

Losses and loss expenses incurred represent losses paid and reserves established in respect of specific losses and loss expenses reported by cedants and expected loss development and additions to incurred-but-not-reported loss reserves.

Losses and loss expenses incurred during the quarter ended June 30, 1997 were $4.5 million. The Company was not affected by any significant catastrophic losses in the quarter. Losses and loss expenses incurred during the quarter ended June 30, 1996 were $10.0 million and related to an assortment of United States and international winter/spring storms and satellite losses from the in orbit portion of coverages.

The expense ratio includes underwriting expenses and operational expenses. Underwriting expenses include brokerage, commissions, excise taxes and other costs related to underwriting reinsurance contracts.

Underwriting expenses were $8.0 million for the quarter ended June 30, 1997 compared to $7.7 million for the quarter ended June 30, 1996. As a percentage of net earned premiums, underwriting expenses were 17.5% for the quarter ended June 30, 1997 compared to 14.0% for the quarter ended June 30, 1996. The increase is primarily due to the settlement of a significant profit commission relating to a program underwritten in fiscal year 1996, which had better than expected loss ratios, and to the inclusion of a profit commission provision for contracts underwritten in fiscal year 1997.

Operational expenses were $3.0 million during the quarter ended June 30, 1997 compared to $2.9 million for the quarter ended June 30, 1996. As a percentage of net earned premiums, operational expenses were 6.6% during the quarter ended June 30, 1997 compared with 5.3% for the quarter ended June 30, 1996. This increase is due to lower earned premiums in the quarter ended June 30, 1997 compared to those earned in the quarter ended June 30, 1996.

Corporate expenses were $0.3 million during the quarter ended June 30, 1997. These include costs associated with the completion of the Tender Offer and the Company's move to the New York Stock Exchange. There were no corresponding charges during the quarter ended June 30, 1996. All corporate expenses are charged to income in the period they are incurred.

Interest expense was $0.5 million during the quarter ended June 30, 1997 compared with $0.06 million in the quarter ended June 30, 1996. The increase in interest expense is due to financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract. Other interest expenses relate to the ongoing commitment fees payable on the Company's credit facility. As at June 30, 1997, there were no borrowings under this facility.

===============================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
===============================================================================

Foreign exchange gains in the quarter ended June 30, 1997 were $0.09 million compared to foreign exchange losses of $0.6 million in the quarter ended June 30, 1996. The gain in the quarter ended June 30, 1997 resulted primarily from a strengthening of Sterling and Yen against the United States Dollar, which was offset by a decline in the value of the Deutsche Mark against the United States Dollar. The losses in the quarter ended June 30, 1996 were due to the weak performance of Yen and Deutsche Mark against the United States Dollar in conjunction with a strengthening in Sterling in excess of the average forward foreign exchange contract rates.

The Company's net income per share was $1.63 for the quarter ended June 30, 1997 and $1.70 for the quarter ended June 30, 1996. Following the Tender Offer, the weighted average number of Common Shares and Common Share equivalents outstanding fell from 23,967,950 for the quarter ended June 30, 1996 to 22,169,529 for the quarter ended June 30, 1997.

Results of Operations - for the nine months ended June 30, 1997 and 1996

Gross premiums written for the nine months ended June 30, 1997 were $144.1 million compared to $171.9 million for the nine months ended June 30, 1996, a decrease of 16.2%. The decrease in gross premiums written was due primarily to reduced new and renewal premiums as a result of a worldwide competitive rating environment in the last six months of the period combined with overall negative premium adjustments recorded in the nine month period ended June 30, 1997. Further, for the nine months ended June 30, 1997, compared to the nine months ended June 30, 1996, the Company experienced a reduction in reinstatement premiums of $4.7 million due to more favorable loss experience.

The decline in gross premiums written by the Company was partially offset by $10.3 million of gross premiums written by LaSalle Re Capital in the nine months ended June 30, 1997. Since LaSalle Re Capital was only accepted into Lloyd's with effect from January 1, 1997 there is no comparative figure for the nine months ended June 30, 1996.

Premiums ceded for the nine months ended June 30, 1997 were $8.5 million compared to nil in the quarter ended June 30, 1996. This is attributable to reinsurance protection purchased by LaSalle Re with effect from January 1, 1997 and to reinsurance purchased by LaSalle Re Capital. Ceded premiums amortized were $0.8 million for the nine months ended June 30, 1997 compared to nil in the nine months ended June 30, 1996.

Net premiums earned for the nine months ended June 30, 1997 were $130.4 million compared to $158.4 million for the same period in 1996. The 17.7% decrease was due to the overall decrease in premiums written in the previous fiscal year and the nine months ended June 30, 1997.

Net investment income increased 28.5% to $24.8 million for the nine months ended June 30, 1997 from $19.3 million for the nine months ended June 30, 1996. The increase is principally attributable to a larger average investment base coupled with an increase in yields in the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996. Annualized investment income as a percentage of the average market value of invested assets was 6.2% for the nine months ended June 30, 1997 compared to 5.5% for the nine months ended June 30, 1996.

Net realized losses on investments were $0.1 million during the nine months ended June 30, 1997 compared to $0.06 net realized gains during the nine months ended June 30, 1996.

===============================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
===============================================================================

Other income is derived from reinsurance related services providing an annual fee of $0.3 million. As the provision of these services began on January 1, 1997, there is no corresponding income in the nine months ended June 30, 1996.

The following table sets forth the Company's combined ratios for the nine month periods ended June 30, 1997 and 1996:

                                         June 30, 1997       June 30, 1996
                                         ---------------------------------
Loss and loss expense ratio                  17.0%                27.9%

Expense ratio                                22.9%                18.7%

Combined ratio                               39.9%                46.6%

Losses and loss expenses incurred were $22.2 million during the nine months ended June 30, 1997 compared with $44.2 million during the nine months ended June 30, 1996. Losses and loss expenses incurred during the nine months ended June 30, 1997 included development on Hurricane Fran, winter storm activity in the United States, the United Kingdom and Europe and the triggering of aggregate loss covers. Losses and loss expenses incurred during the nine months ended June 30, 1996 included a strengthening in reserves of $14.4 million for Hurricanes Marilyn and Luis, $7.5 million for German hailstorms and $5.0 million for Hurricane Opal.

Underwriting expenses were $20.9 million during the nine months ended June 30, 1997 compared to $21.5 million for the nine months ended June 30, 1996. As a percentage of net premiums earned underwriting expenses were 16.0% for the nine months ended June 30, 1997 compared to 13.5% for the nine months ended June 30, 1996. The increase is primarily due to the settlement of significant profit commissions relating to one program underwritten in previous fiscal years, which had better than expected loss ratios. The Company has recorded a provision for profit commission on contracts underwritten in the current fiscal year. In addition, the Company has experienced an increase in the level of profit commissions accrued pursuant to the Underwriting Services Agreement. This factor, combined with the reduction in net premiums earned, increased these fees as a percentage of net premiums earned from 3.4% for the nine months ended June 30, 1996 to 4.2% for the nine months ended June 30, 1997.

Operational expenses were $9.0 million during the nine months ended June 30, 1997 compared to $8.1 million for the nine months ended June 30, 1996. As a percentage of earned premiums, operational expenses were 6.9% during the nine months ended June 30, 1997 compared with 5.1% for the nine months ended June 30, 1996. The increase is substantially due to increased fees pursuant to the Administrative Services Agreement, additional executive compensation and expenses relating to the operation of LaSalle Re Capital and a reduction in net premiums earned in the nine months ended June 30, 1997 compared to the same period in 1996.

Corporate expenses were $1.6 million during the nine months ended June 30, 1997 compared with $0.9 million in the nine months ended June 30, 1996. Corporate expenses for the nine months ended June 30, 1997 included costs associated with the Secondary Offering, the Preferred Offering, the Tender Offer, the formation costs of LaSalle Re Capital and the Company's move to the New York Stock Exchange. In 1996, corporate expenses included costs associated with the initial public offering and all costs associated with the establishment of the Company's credit facility. Corporate expenses do not include the underwriting discounts associated with these offerings. These costs were borne by the selling shareholders in the initial

===============================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
===============================================================================

public offering and the Secondary Offering. In respect of the Preferred Offering, the underwriting discount was charged to additional paid in capital.

Interest expense was $1.1 million during the nine months ended June 30, 1997 compared to $0.2 million in the nine months ended June 30, 1996. The increase in interest expense is due to financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract. Other interest expenses relate to the annual administration fee and the ongoing commitment fees payable on the Company's credit facility. As at June 30, 1997, there were no borrowings under this facility.

Foreign exchange losses in the nine months ended June 30, 1997 were $1.9 million compared to losses of $1.4 million in the nine months ended June 30, 1996. The losses in the nine months ended June 30, 1997 resulted from the unfavorable closing of a Sterling forward contract, and an overall strengthening of the United States Dollar since January 1, 1997 against the major foreign currencies in which the Company writes premiums. The losses for the nine months ended June 30, 1996 were the result of several factors, including the decrease in the value of Yen and Deutsche Marks relative to the United States dollar. Additionally, the Company's Sterling foreign exchange contracts precluded participation in the appreciation of Sterling in the third fiscal quarter above the Company's average forward rate.

The Company's net income per share was $4.10 for the nine months ended June 30, 1997 and $4.25 for the nine months ended June 30, 1996. Following the Tender Offer, the weighted average number of Common Shares and Common Share equivalents outstanding fell from 23,897,590 for the nine months ended June 30, 1996 to 23,569,729 for the quarter ended June 30, 1997.

Liquidity and Capital Resources

As a holding Company, the Company's assets consist primarily of all of the outstanding voting stock of LaSalle Re. The Company's cash flows depend primarily on dividends and other permitted payments from LaSalle Re.

LaSalle Re's sources of funds consist of net premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, brokerage, commissions, excise taxes, administrative expenses and dividends. Under the Insurance Act, 1978, amendments thereto and related regulations of Bermuda (the Insurance Act), LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files an affidavit stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the approval of the Minister of Finance if it failed to meet its required margins in the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends which would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act from reducing its total opening statutory capital by more than 15% without the approval of the Minister of Finance. LaSalle Re currently meets its requirements under the Insurance Act. In addition, the payment of dividends by LaSalle Re is subject to the rights of holders of the Exchangeable Non-Voting Shares to receive a pro rata share of any dividend and to its need to maintain shareholders' equity adequate to support the level of LaSalle Re's reinsurance operations.

Operating activities provided net cash of $71.0 million for the nine months ended June 30, 1997 and $85.2 million for the nine months ended June 30, 1996. Cash flows from operations in future

===============================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
===============================================================================

years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and marketable securities. As of June 30, 1997, 77.5% of its total assets were held in cash and marketable securities. To further mitigate the uncertainty surrounding the amount and timing of potential liabilities and to minimize interest rate risk, LaSalle Re maintains a short average duration for its investment portfolio. The modified average duration of the investment portfolio, including cash, was 2.59 years at June 30, 1997. At June 30, 1997, the fair value of the Company's total investment portfolio, including cash, was $543.4 million.

The increase in cash and cash equivalents from $47.0 million as at September 30, 1996 to $67.4 million as at June 30, 1997 is attributable to managing the portfolio duration to target benchmark, with funds realized on the sale of securities only reinvested in new securities post June 30, 1997.

The Company has adopted the Statement of Financial Accounting Standard 115 ("SFAS 115") to account for its marketable securities. In accordance with SFAS 115, all of the Company's investments are classified as "available for sale". Under this classification, investments are recorded at fair market value and any unrealized gains or losses are reported as a separate component of shareholders' equity. The unrealized loss on the investment portfolio net of amounts attributable to minority interest was $1.1 million at June 30, 1997 compared to $1.9 million at September 30, 1996.

As of June 30, 1997, 77.4% of the securities held in the Company's investment portfolio were fixed-income securities rated "AA" or better and 99.8% were fixed-income securities rated "A" or better by S&P or Moody's Investors Services Inc. ("Moody's"). No single investment comprised more than 5% of the overall portfolio.

Reinsurance balances receivable were $103.8 million at June 30, 1997 compared to $70.6 million at September 30, 1996. The increase is reflective of the seasonality of premiums written with the Company traditionally writing its highest level of premiums on January 1 of the fiscal year. In addition, reinsurance balances receivable include $8.2 million relating to the business underwritten by LaSalle Re Capital. These reasons also explain the increase in the level of unearned premiums and deferred acquisition costs from $82.9 million and $10.5 million, respectively, as at September 30, 1996 to $95.7 million and $12.7 million, respectively, as at June 30, 1997.

Prepaid reinsurance premiums relate to the reinsurance coverage placed by the Company at January 1, 1997. There was no corresponding coverage at September 30, 1996.

The increase in other assets from $1.6 million as at September 30, 1996 to $21.2 million as at June 30, 1997 is primarily due to the deposit portion of the ceded reinsurance contract, accounted for in accordance with SFAS No 113.

In accordance with the terms of certain reinsurance contracts, the Company has posted letters of credit in the amount of $9.8 million as of June 30, 1997 as compared to $15.5 million as of September 30, 1996 to support outstanding loss reserves. In connection with LaSalle Re Capital's

===============================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
===============================================================================

support of three Lloyd's of London syndicates, the Company has posted letters of credit in the amount of $16.3 million (equivalent to (Pounds)9.8 million) . All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of the outstanding letters of credit.

As at June 30, 1997, reserves for unpaid losses and loss expenses were $42.7 million. The reduction of $7.2 million in reserves for unpaid losses and loss expenses from September 30, 1996 reflects the payment of losses outstanding as at September 30, 1996 and the lack of significant catastrophic events in the nine months ended June 30, 1997. The Company has no material commitments for capital expenditures.

The increase in other liabilities from $11.1 million as at September 30, 1996 to $38.9 million as at June 30, 1997 reflects the inclusion of $10.5 million relating to reinsurance premiums payable and $12.9 million relating to the settlement of an outstanding investment trade.

In February 1997, in connection with the Preferred Offering, the Board confirmed the dividend policy pursuant to which the Company intends to distribute as dividends to holders of Common Shares and Exchangeable Non-Voting Shares in each fiscal year, 50% to 60% of the amount by which its net income (before minority interest) from the prior fiscal year exceeds the amount of dividends payable on Series A Preferred Shares in the current fiscal year.

On May 30, 1997, the Company paid a dividend of $0.3889 per share to holders of record of Series A Preferred Shares on May 1, 1997. As of June 30, 1997, dividends due but not yet declared on the Series A Preferred Shares amounted to $0.5 million. On June 23, 1997 the Company declared a common share dividend of $0.71 per share to shareholders of record on July 4, 1997 payable on July 18, 1997. The actual amount and timing of any future Common Share dividends is at the discretion of the Board. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends in future periods.

The Company currently intends to repurchase up to $25 million of Common Shares in open market or privately negotiated transactions from time to time depending on market conditions and the Company's capital and liquidity requirements.

The Company has in place a $100 million committed line of credit from a syndicate of banks. The proceeds from the credit facility may only be used to buy preferred shares of LaSalle Re, which in turn may use the proceeds of such purchase to meet current cash requirements. The facility matures December 1, 2000, and is secured by a pledge ("legal mortgage") of all the capital stock of LaSalle Re held by the Company, including any preferred shares that may be issued by LaSalle Re to the Company. The line of credit contains various covenants, including: limitations on incurring additional indebtedness; prohibitions of dividends and other restricted payments that would cause the Company's tangible net worth (total shareholders' equity and minority interest) to fall below $375 million for calendar years 1997 and 1998, and $400 million thereafter; restriction of dividends per fiscal quarter to 12.5% of consolidated net income of the Company for the immediately preceding fiscal year; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $300 million or 70% of net premiums written; maintenance of statutory capital of LaSalle Re at the end of each fiscal year of at least $300 million; and maintenance of a

===============================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
===============================================================================

ratio of net premiums written to statutory capital at the end of any fiscal quarter for the four fiscal quarters then ended of no more than 1.00 to 1.00 in each case. In order for the Company to pay dividends in excess of 50% of net income, the Company would have to renegotiate certain terms of its credit facility. As of June 30, 1997, the credit facility had not been utilized.

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

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Implementation of this new standard requires entities with simple capital structures to disclose basic earnings per share on the face of the income statement. All other entities are required to disclose basic and diluted earnings per share. As a result, the Company will be required to disclose basic and diluted earnings per share on the face of the income statement. The Company believes that the calculation of basic earnings per share will result in marginally increased earnings per share over the present calculation of primary earnings per share and the calculation of the diluted earnings per share will not materially differ from the present calculation of primary earnings per share. The accounting standard will be adopted by the Company for the quarter ending December 31, 1997.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The statements are effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components within a set of financial statements, accordingly, the Company will be required to provide additional disclosure. SFAS 131 requires the Company to report financial and descriptive information about its reportable operating segments. The Company is currently reviewing the impact of this standard on its financial reporting.

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These statements relate to the plans of the Company for future operations, including the dividend policy pursuant to which the Company intends to distribute as dividends to holders of Common Shares and Exchangeable Non-Voting Shares in each fiscal year 50% to 60% of the amount by which its net income (before minority interest) from the prior fiscal year exceeds the amount of dividends payable on Series A Preferred Shares in the current fiscal year. In light of the risks and uncertainties inherent in all future projections, these statements should not be regarded as a representation that the objectives will be achieved. Many factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited, to the following: catastrophic events of unanticipated frequency or severity; changes in the demand for or supply of property catastrophe reinsurance; actions of competitors; changes in the Company's financial ratings; changes in insurance or tax laws or regulations or governmental interpretations
===============================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
===============================================================================

thereof; changes in foreign economic conditions including currency rate fluctuations; a major decrease in the cession of business from CNA Financial Corporation ("CNA"); or the termination of any of the service agreements with affiliates of Aon Corporation ("Aon") or CNA. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

===============================================================================

===============================================================================

                          LaSalle Re Holdings Limited
                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          None.

ITEM 2.   CHANGES IN SECURITIES.

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          Effective July 1, 1997 the Company entered into a $100 million multi-year Catastrophe Equity Put ("CatEPut") option program. The CatEPut option will enable the Company to put up to $100 million of equity, through the issue of convertible preferred shares at pre-negotiated terms, in the event of a major catastrophe or series of large catastrophes that cause substantial losses to the Company or its subsidiaries. The lead CatEPut option writer was European Reinsurance Company of Zurich, a subsidiary of Swiss Reinsurance Company. Allianz AG was the other major option writer, and affiliates of two of the Company's founding shareholders, Aon and CNA, wrote equal minor shares of the option.

          The Company and Aon have agreed in principle, subject to negotiation of a definitive agreement and approval of the Company's Board of Directors, to terminate the Administrative Services Agreement under which an affiliate of Aon has provided claims administration, actuarial and financial reporting, accounting, office space and other administrative services to the Company. No date has yet been established for the termination of the Administrative Services Agreement. The Company anticipates, however, that upon such termination all of the personnel currently assigned to the Company by the Aon affiliate will become employees of the Company. However, there can be no assurance that the Company will be able to retain all employees.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits - The following exhibits are filed as part of this report on Form 10-Q:

          3.1  Memorandum of Association (Incorporated by reference to Exhibit
               3.1 to Registration Statement on Form S-1(File No. 33-97304)).

===============================================================================

===============================================================================

          3.2 Bye-Laws (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended December 31, 1995 (File No. 0-27216)).

          10.1 Second Amendment and Waiver, dated as of March 13, 1997, to the Credit Agreement, dated as of December 1, 1995, among the Company, several banks and The Chase Manhattan Bank (formerly known as Chemical Bank), as administrative agent.

          11.1 Statement Regarding Computation of Net Income Per Common Share.

          27   Financial Data Schedule.

     (b) Reports on Form 8-K - The following report on Form 8K was filed during the quarter ended June 30, 1997:

          Item Reported                                Date of Report

          Sale of equity securities pursuant to        January 6, 1997
          Regulation S

===============================================================================

===============================================================================

                          LaSalle Re Holdings Limited
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            LASALLE RE HOLDINGS LIMITED



Date: August 4, 1997        /s/ Victor H. Blake
                            -------------------
                            Name: Victor H. Blake
                            Title: Chairman, President & Chief Executive Officer



Date: August 4, 1997        /s/ Andrew Cook
                            ---------------
                            Name: Andrew Cook
                            Title: Chief Financial Officer & Treasurer

===============================================================================