Form 10-K
period 1997-09-30
LASALLE RE HOLDINGS LTD
filed 1997-12-11
CIK 1001384

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

                 For the fiscal year ended September 30, 1997

                        COMMISSION FILE NUMBER 1-12823

                          LASALLE RE HOLDINGS LIMITED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                BERMUDA                            NOT APPLICABLE
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

        CONTINENTAL BUILDING, 25 CHURCH STREET, HAMILTON HM 12, BERMUDA
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        TELEPHONE NUMBER: 441-292-3339
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------
Common Shares, par value $1.00 per
 share                                    The New York Stock Exchange, Inc.
Series A Preferred Shares, par value
 $1.00 per share                          The New York Stock Exchange, Inc.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on December 1, 1997 was approximately $360,544,414, computed upon the basis of the closing sales price of the Common Shares on that date. For the purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

  As of December 1, 1997, there were outstanding 15,084,396 Common Shares of $1.00 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant's annual report to shareholders for the fiscal year ended September 30, 1997 (the "1997 Annual Report").
2. Portions of the registrant's definitive proxy statement (the "1998 Proxy Statement") to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year pursuant to Regulation 14A relating to the Annual General Meeting of Shareholders scheduled to be held on February 26, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          LASALLE RE HOLDINGS LIMITED

                               TABLE OF CONTENTS

 ITEM                                                               PAGE NUMBER
 ----                                                               -----------

                                     PART I

  1.  BUSINESS....................................................    10K-2
  2.  PROPERTIES..................................................    10K-17
  3.  LEGAL PROCEEDINGS...........................................    10K-17
  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    10K-17
      EXECUTIVE OFFICERS OF THE COMPANY...........................    10K-17

                                    PART II

  5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS........................................    10K-18
  6.  SELECTED FINANCIAL DATA.....................................    10K-19
  7.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF RESULTS OF
       OPERATIONS AND FINANCIAL CONDITION.........................    10K-19
  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    10K-26
  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       AND FINANCIAL DISCLOSURE...................................    10K-49

                                    PART III

 10.  DIRECTORS AND EXECUTIVE OFFICERS............................    10K-49
 11.  EXECUTIVE COMPENSATION......................................    10K-49
 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.................................................    10K-49
 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    10K-49

                                    PART IV

 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
       FORM 8-K...................................................    10K-49

                                     10K-1

                                    PART I

  Unless the context otherwise requires, references herein to the "Company" include LaSalle Re Holdings Limited and its subsidiary, LaSalle Re Limited ("LaSalle Re"), and its subsidiaries LaSalle Re Corporate Capital Ltd. ("LaSalle Re Capital") and LaSalle Re (Services) Limited ("LaSalle Re Services").

NOTE ON FORWARD-LOOKING STATEMENTS

  This report contains certain forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and
Section 21E of the United States Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These statements relate to the plans of the Company for future operations, including the dividend policy pursuant to which the Company intends to distribute as dividends to holders of common shares of the Company ("Common Shares") and exchangeable non-voting shares of LaSalle Re ("Exchangeable Non-Voting Shares") in each fiscal year 50% to 60% of the amount by which its net income (before minority interest) from the prior fiscal year exceeds the amount of dividends payable on preferred shares of the Company in the current fiscal year. In light of the risks and uncertainties inherent in all future projections, these statements should not be regarded as a representation that the objectives will be achieved. Many factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited, to the following: catastrophic events of unanticipated frequency or severity; changes in the demand for or supply of property catastrophe reinsurance; actions of competitors; changes in the Company's financial ratings; changes in insurance or tax laws or regulations or governmental interpretations thereof; changes in foreign economic conditions including currency rate fluctuations; a major decrease in the cession of business from CNA Financial Corporation ("CNA"); or the termination of the Underwriting Services Agreement (as defined below) with an affiliate of CNA. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

  The Company is a property and casualty reinsurer writing worldwide specialist products with an emphasis on catastrophe cover. Catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. The Company also seeks to take advantage of pricing opportunities that may occur in other lines of reinsurance. These lines currently include property risk excess, property pro rata treaty, casualty clash, marine, crop hail, aviation and satellite.

  LaSalle Re was incorporated in Bermuda in October 1993 with an initial capitalization of $373.1 million from institutional and other investors (the "Founding Shareholders"). It commenced operations on November 22, 1993. LaSalle Re Holdings Limited was incorporated in Bermuda in September 1995 to act as an investment holding company for LaSalle Re.

  LaSalle Re has two wholly owned subsidiaries, LaSalle Re Services, which acts as a representative office for the Company in the United Kingdom, and LaSalle Re Capital, which was incorporated in Bermuda in November 1996 to provide capital support to selected syndicates at Lloyd's. LaSalle Re Capital was accepted as a corporate member ("Corporate Member") of Lloyd's in December 1996 and, with effect from January 1, 1997, has participated in three Lloyd's syndicates.

  In November 1995, the Company and LaSalle Re consummated an offer (the "Exchange Offer") pursuant to which, among other things, the Founding Shareholders exchanged their capital stock in LaSalle Re for

                                     10K-2

Common Shares of the Company and, in certain circumstances, Exchangeable Non-Voting Shares of LaSalle Re. The Exchangeable Non-Voting Shares are held by certain Founding Shareholders who would otherwise hold, or cause another shareholder to hold, directly, indirectly or constructively, in excess of 9.9% of the voting power of the Company or LaSalle Re. The Exchangeable Non-Voting Shares are exchangeable, at the option of the holder, for Common Shares on a one-for-one basis, unless the board of directors of the Company (the "Board") determines such exchange may cause actual or potential adverse tax consequences to the Company or any shareholder. The Exchangeable Non-Voting Shares will at all times rank as to assets, dividends and in all other respects on a parity with the common shares of LaSalle Re, except that they do not have the right to vote on any matters except as required by Bermuda law and in connection with certain actions by the Company.

  In November 1995, the Company and certain Founding Shareholders also consummated an initial public offering of 4,312,500 Common Shares (the "Initial Public Offering"). Of these shares, 2,920,500 were sold by Founding Shareholders and 1,392,000 by the Company. The proceeds from the sale of the 1,392,000 shares sold by the Company were used to enable LaSalle Re to redeem shares of its capital stock (the "Redemption"). Upon the consummation of the Exchange Offer, the Initial Public Offering and the Redemption, the Company owned 100% of the outstanding voting stock, which constituted 63% of the outstanding capital stock of LaSalle Re.

  In December 1996, the Company completed a secondary offering of Common Shares (the "Secondary Offering"). In connection with the Secondary Offering, certain Founding Shareholders of LaSalle Re exchanged 2,119,110 of their Exchangeable Non-Voting Shares for Common Shares. As a result of this exchange, the Company increased its ownership of the outstanding capital stock of LaSalle Re from 63% to 73%.

  In March 1997, the Company issued 3,000,000 Series A Preferred Shares in a public offering (the "Preferred Offering"). The Series A Preferred Shares, par value $1.00 per share, carry a liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the date of liquidation. Dividends on the Series A Preferred Shares are payable in an amount per share equal to 8.75% of the liquidation preference per annum (equivalent to $2.1875 per share). Net proceeds from the Preferred Offering after underwriting discounts and commissions were $72.6 million.

  In May 1997, the Company completed a $100 million tender offer (the "Tender Offer") whereby it purchased for cancellation 3,703,703 of its Common Shares at a price of $27.00 per share. The Tender Offer was made to all holders of Common Shares and Common Share equivalents, which included Exchangeable Non-Voting Shares and options to purchase Common Shares and Exchangeable Non-Voting Shares. Pursuant to the Tender Offer, 2,163,538 Exchangeable Non-Voting Shares were exchanged for Common Shares and 95,679 options for Exchangeable Non-Voting Shares were exercised and exchanged for Common Shares. As a result of these exchanges, the Company increased its ownership of the outstanding capital stock of LaSalle Re from 73% to 79%. The Company has continually owned 100% of the outstanding voting stock of LaSalle Re.

  In order to reduce its earnings volatility, protect its capital base and support its dividend policy, the Company purchased a multi-year excess of loss reinsurance program effective January 1, 1997. The program is event based, providing up to $100 million of coverage in excess of the first $100 million of losses for the first loss occurrence and $100 million of coverage in excess of the first $150 million of losses for the second loss occurrence, with a $200 million aggregate coverage limit over a three-year period. The attachment point is triggered by losses incurred directly by the Company. If and when the first loss is triggered, the Company is required to accrue a reinstatement premium and additional premiums will be payable in years 2 and 3 of the contract. The Company has accounted for the first loss portion of the coverage as a deposit in accordance with Statement of Financial Accounting Standard ("SFAS") 113. If and when a second loss occurs, the Company will be required to pay a one-time additional premium equal to 35% of any losses that are covered by the second loss event portion of the coverage. If no losses occur, the contract can be canceled after the first year with significant return premiums accruing to the Company. The reinsurance is provided by a company that currently holds a rating of "A+" (Superior) from A.M. Best Company, Inc. ("A.M. Best") and a claims-paying rating of "AA" (Excellent) from Standard & Poor's Rating Services ("S&P").

                                     10K-3

  Effective July 1, 1997, the Company entered into a $100 million multi-year Catastrophe Equity Put ("CatEPut") option program. The CatEPut option will enable the Company to put up to $100 million of equity, through the issue of convertible preferred shares at pre-negotiated terms, in the event of a major catastrophe or series of large catastrophes that cause substantial losses to the Company or its subsidiaries.

  With effect from October 1, 1997, the administrative services agreement ("Administrative Services Agreement"), under which Aon Risk Consultants (Bermuda) Limited ("ARC") provided the Company with actuarial and financial reporting, accounting, office space and other administrative services, was terminated. All of the personnel assigned to the Company by ARC have become employees of the Company and services performed by ARC have been assumed by the Company. In connection with the termination of the agreement the Company agreed to purchase all of the fixed assets owned by ARC and utilized by the Company for a purchase price of $1.5 million. In addition, the Company agreed to assume the current leasing agreements.

BUSINESS SEGMENTS

  The Company writes property and casualty reinsurance on a worldwide basis through its subsidiary, LaSalle Re. The Company also writes selected other lines of reinsurance when it believes that market conditions are favorable. These lines currently include property risk excess, property pro rata treaty, casualty clash, marine, crop hail, aviation, satellite and political risk.

  The following table sets forth the Company's net premiums written and number of contracts written by type of reinsurance for the years indicated (dollars in millions):

                                         YEAR ENDED             YEAR ENDED
                                     SEPTEMBER 30, 1997     SEPTEMBER 30, 1996
                                   ---------------------- ----------------------
                                   NET PREMIUMS NUMBER OF NET PREMIUMS NUMBER OF
TYPE OF REINSURANCE                  WRITTEN    CONTRACTS   WRITTEN    CONTRACTS
-------------------                ------------ --------- ------------ ---------
Property catastrophe reinsurance:
  Excess of loss.................     $110.4        802      $122.4       832
  Pro rata.......................       34.4         10        42.2        10
Other lines of business:
  LaSalle Re Capital.............       14.1        --          0.0       --
  Property--risk excess and pro
   rata..........................        9.0         80         9.7        70
  Casualty clash.................        4.0         36         3.0        30
  Marine.........................        3.7         23         4.6        17
  Miscellaneous..................        6.1         49         4.8        36
Adjustments, reinstatement
 premiums and no claims bonuses..      (10.3)       --          3.5       --
                                      ------      -----      ------       ---
    Total........................     $171.4      1,000      $190.2       995
                                      ======      =====      ======       ===

 Property Catastrophe

  The largest portion of the Company's business consists of property catastrophe excess of loss contracts. Property catastrophe excess of loss reinsurance provides coverage when total losses and loss expenses from a single occurrence of a covered peril under a portfolio of primary reinsurance contracts exceed the attachment point specified in the reinsurance contract with the primary insurer. Some of the Company's property catastrophe excess of loss policies limit coverage to one occurrence in a policy year, but most policies provide for coverage of a second occurrence after the payment of a reinstatement premium. The Company also writes a minimal amount of aggregate property catastrophe excess of loss contracts that cover more than one catastrophe with one attachment point.

  The Company writes pro rata of property catastrophe reinsurance treaties when it believes that rates and volume are attractive. In such programs, the Company assumes a specified proportion of the exposure under a portfolio of excess of loss property catastrophe reinsurance contracts written by the ceding reinsurer and receives

                                     10K-4
an equal proportion of the premium received by the cedent. The cedent generally receives a ceding commission, based upon the premiums ceded to the reinsurer, and may also be entitled to receive a profit commission based on the ratio of losses, loss expenses and the reinsurer's expenses to premiums ceded. The Company generally requires that its pro rata of property catastrophe contracts have aggregate exposure limits per occurrence on a zonal basis. The Company generally obtains detailed information concerning each underlying contract and the exposures underlying the risks it assumes and, as appropriate, audits the premiums associated with the cessions. However, the Company is dependent upon the cedent's underwriting, pricing and claims administration to yield an underwriting profit.

 Other Lines of Business

  The Company formed LaSalle Re Capital to provide capital support to selected Lloyd's syndicates. Effective January 1, 1997, the Company provided an aggregate of approximately $25 million of capital support to three syndicates. These syndicates individually write the following lines of business: direct and facultative property insurance; marine insurance and reinsurance; and professional indemnity, directors and officers' insurance and bankers blanket bond business. LaSalle Re Capital provides capital support to the syndicates through letters of credit totaling (Pounds)9.8 million ($16.0 million).

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

  In addition to property risk excess of loss and pro rata, the Company also writes other lines of reinsurance, which currently include casualty clash, marine, crop hail, aviation, satellite and political risk. Casualty clash reinsurance protects cedents against an aggregation of casualty losses incurred by multiple insureds from a single event. In addition to aggregation of losses, casualty clash coverage protects a reinsured against a single extraordinary loss caused by a judgment in excess of the original policy limit issued (including punitive damages) or an action by an original insured against the insurer for "bad faith" handling of a claim (extra-contractual obligations). Marine and aviation risks involve property damage, although they may also involve casualty coverages arising from the same event causing the property claims. Crop hail reinsurance provides property coverage for hail damage to crops. Satellite reinsurance protects the reinsured primarily from losses relating to launches, improper orbits and other losses in the early stages of the satellite's life. Political risk includes coverage for losses arising from contract frustration, confiscation, repatriation and international trade credit business.

 Adjustment premiums, reinstatement premiums and no claims bonuses

  Due to the changing nature of a reinsurer's exposure under an excess of loss contract, certain contracts contain adjustable premium clauses. The reinsurer receives an initial deposit premium, with the final premium calculated at the end of the contract period using a pre-negotiated percentage of the ceding company's gross net annual premium income. The adjustment premium is the difference between the initial deposit and the revised premium and can be either an additional or return premium.

  In addition, the Company experiences adjustment premiums on its pro rata of property catastrophe reinsurance treaties. The Company estimates premiums written using reports received from ceding companies, which estimates are revised during the contract period as more information as to actual premiums written by the ceding companies is received. Any differences between the estimate and the revised information is booked as an adjustment during the period the revised information is received.

  Certain excess of loss contracts contain a no claims bonus clause. Where no claim is made under the contract, the ceding company is entitled to a pre-determined return premium, which is referred to as a "no claims bonus".

                                     10K-5

 Geographic Diversification

  The Company seeks to diversify its property catastrophe exposures across geographic zones in order to optimize its spread of risk. For the year ended September 30, 1997, excluding the premiums written by LaSalle Re Capital, adjustment premiums, reinstatement premiums and no claims bonuses, 45% of the Company's net premiums written represented U.S.-based risks. Within the United States, the Company's largest exposure on a zonal basis is the West Coast, including Hawaii and Alaska. The remaining 55% of net premiums written was spread in other territories around the world. This distribution of risk is subject to change and is dependent upon rates available in various zones. As a result of long-term relationships between the Company's management and certain clients and brokers, the Company has developed a strong base of regional business in the U.S. This business assists the Company in diversifying its U.S.-based risks and makes more efficient use of its capital by limiting multi-zone exposures. In the year ended September 30, 1997, this regional business represented a significant component of the Company's U.S.-based net premiums written.

  The following table sets forth the percentage of the Company's net premiums written allocated to the zone of exposure at the dates indicated (dollars in millions):

                                         SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                         ------------------- -------------------
                                                  PERCENTAGE          PERCENTAGE
                                           NET      OF NET     NET      OF NET
                                         PREMIUMS  PREMIUMS  PREMIUMS  PREMIUMS
GEOGRAPHIC AREA                          WRITTEN   WRITTEN   WRITTEN   WRITTEN
---------------                          -------- ---------- -------- ----------
United States..........................   $ 75.3     44.9%    $ 79.4     42.5%
Europe (excluding the U.K.)............     18.6     11.1       22.0     11.8
United Kingdom.........................     15.2      9.1       16.3      8.7
Japan..................................      7.0      4.2        8.0      4.3
Australasia............................      6.4      3.8       11.0      5.9
Worldwide(1)...........................     20.9     12.5       22.0     11.8
Worldwide (excluding the U.S.)(2)......     12.6      7.5       11.5      6.2
Other..................................     11.6      6.9       16.5      8.8
                                          ------    -----     ------    -----
                                           167.6    100.0%     186.7    100.0%
                                                    =====               =====
LaSalle Re Corporate Capital...........     14.1
Adjustments, reinstatement premiums and
 no claims bonuses.....................    (10.3)                3.5
                                          ------              ------
    Total..............................   $171.4              $190.2
                                          ======              ======

--------
(1) The category "Worldwide" consists of contracts that cover more than one zone. The exposure in this category could include business written in the U.S.
(2) The category "Worldwide (excluding the U.S.)" consists of contracts that cover more than one zone (none of which is in the U.S.). The exposure in this category for business written to date is predominantly from Europe and Japan.

 Program Limits

  The following table sets forth the number of the Company's property catastrophe excess of loss programs written in the year ended September 30, 1997 by aggregate excess of loss program limits:

                                                                       NUMBER OF
                                                                       PROGRAMS
                                                                       ---------
      Greater than $15 million but less than $20 million..............      2
      $10-15 million..................................................     19
      $7.5-10 million.................................................     25
      $5-7.5 million..................................................     43
      $2.5-5 million..................................................     66
      Less than $2.5 million..........................................    212
                                                                          ---
          Total.......................................................    367
                                                                          ===

                                     10K-6

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

  The Underwriting/Actuarial Committee of the Board has set limits on the Company's aggregate exposure. The Company uses various methods to evaluate and monitor its exposure to loss. The Company diversifies its property catastrophe exposures worldwide and within each geographic zone and also maintains exposure limits within each geographic zone. Aggregate exposures also are controlled and monitored on a real-time basis using computer-based rating and control systems. The Company imposes attachment points in its contracts at a level that is expected to exceed frequency of loss and limits aggregate risk exposure. In addition, the Company regularly reevaluates its pricing to ensure that general market conditions remain attractive.

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

  For U.S.-based risks, the Company has developed a proprietary model called L-CAM(TM) (LaSalle Catastrophe Analysis Model). L-CAM(TM) incorporates commercially available catastrophe simulation models and the Company's internally-generated models. The commercially available models include (i) CATMAP(TM), which uses market share data derived from zip code and/or country aggregate data to develop individual contract and portfolio loss statistics and (ii) IRAS(TM), which derives loss statistics based on hypothetical risk location determined from the most detailed information provided by the primary insurer. Models developed by the Company and used in L-CAM(TM) include (i) the Modified Historical Event Model, which fits a Pareto loss distribution to over 45 years of catastrophe loss data, adjusted for inflation and demographic shifts, (ii) the Market Loss Pricing Model, which uses underwriting-zone market share information to develop attachment and exhaustion probabilities from which pricing input is determined, and (iii) the Industry Peer Model, which is a portfolio management tool selecting treaties in force with similar characteristics for pricing considerations.

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

                                     10K-7

  Underwriting services are provided to the Company by CNA (Bermuda) Services Ltd. ("CNA Bermuda") pursuant to an underwriting services agreement (the "Underwriting Services Agreement"). A staff of eight professionals with extensive experience in the reinsurance industry currently serve as the Company's underwriting team in Bermuda. The Company also has access to the reinsurance expertise of CNA in terms of underwriting databases and technology, a staff of specialized professionals and a worldwide network of contacts in the reinsurance market. In addition, the underwriting of all new exposures is reviewed by the Chief Executive Officer or Chief Operating Officer of the Company.

REINSURANCE PROTECTIONS PURCHASED

  Reinsurance premiums ceded are primarily in respect of a multi-year excess of loss reinsurance program purchased by the Company, and various reinsurance protections purchased by LaSalle Re Capital. The excess of loss program provides coverage of $100 million per occurrence in excess of the first $100 million of losses for a first loss event and $100 million excess of $150 million per occurrence on the second loss event for the three-year period ended December 31, 1999, subject to a maximum aggregate recovery of $200 million. The Company may participate on a co-insurance basis for the second loss event.

  Coverage for the first loss is substantially funded by way of annual and reinstatement premium obligations. Accordingly, this portion of the coverage has been recorded as a financing arrangement whereby the consideration paid, net of associated financing charges, is recorded as a deposit and included as part of other assets in the consolidated balance sheet. The deposit asset is adjusted at the balance sheet date to reflect the net present value of expected future cash flows under that portion of the contract. The Company is required to pay an additional reinsurance premium equal to 35% of any losses that are covered by the second loss event portion of the coverage.

  The reinsurance is provided by a company that currently holds a rating of "A+" (Superior) from A.M. Best Company, Inc. and a claims-paying rating of "AA" (Excellent) from Standard & Poor's Rating Services.

MARKETING

  The Company markets its reinsurance products worldwide primarily through reinsurance brokers. By marketing its products primarily through the broker network, the Company limits the expense of establishing and maintaining worldwide offices and marketing operations. The Company believes that its broker relationships permit it to obtain business and monitor developments in various lines of reinsurance in order to increase its writings when market conditions in those lines are favorable.

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

                                     10K-8

  The Company received 2,344 contract submissions in the year ended September 30, 1997 as compared to 3,423 in the year ended September 30, 1996. This difference reflects a better understanding and a greater focus by brokers on the lines of business actually written by the Company. The Company is highly selective in accepting risks, extending coverage on only 1,000 (1996: 995 contracts), or 42.7% (1996: 29.1%) of the program submissions received, in the year ended September 30, 1997. Subsidiaries and affiliates of Aon Corporation (together with its affiliates, "Aon") were brokers for approximately 16.6% and 12.4% of the Company's gross written premiums in the years ended September 30, 1997 and 1996, respectively. Guy Carpenter & Company, Inc., together with its affiliates, generated 15.5% and 16.6% of the Company's gross premiums written for the years ended September 30, 1997 and 1996, respectively. E.W. Blanch accounted for 11.3% of the Company's gross written premiums for the year ended September 30, 1997. This percentage did not exceed 10% for the year ended September 30, 1996. No other broker accounted for more than 10% of the Company's gross premiums written for the years ended September 30, 1997 and 1996.

  Consistent with its emphasis on disciplined underwriting practices, the Company is not obligated to accept any business from any intermediary, including Aon, CNA or LaSalle Re Services. No intermediary has the authority to bind the Company on any business.

RESERVES

  The Company establishes loss reserves for the ultimate settlement costs of all losses and loss expenses incurred with respect to business written by it. Generally accepted accounting principles ("GAAP") do not permit the Company to establish reserves with respect to its property catastrophe reinsurance until an event occurs that may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses.

  The derivation of loss reserves involves the actuarial and statistical projection at any given time of the Company's expectations of the ultimate settlement of loss and loss expenses. These loss projections become necessary, in large part, as a result of time lags associated with reinsurance loss reporting. These lags are principally attributable both to claimant delays in reporting to the primary carrier as well as primary and reinsurance company delays in gathering statistics and subsequently reporting cession details to the Company. As a result, in addition to the loss estimates reported by primary insurers on known claims, actuarially projected estimates of reserves applicable to both the development (growth) of known claims as well as the emergence of new claims reports related to losses events which have been incurred but not reported ("IBNR losses") prior to the evaluation date must be developed. In addition to the impact of reporting lags upon the accuracy of estimated loss liabilities, other factors have significant impact upon the ultimate settlement of insured losses, including loss cost inflation, trends in the amount of insurance purchased to the full value of insured properties and trends in the size and demographics of insured populations. Loss reserve estimates are not precise in that they necessarily involve an attempt to predict the ultimate outcome of future loss reporting and settlement activities.

  To establish appropriate loss reserves, the Company uses a combination of data sources and commercially available catastrophe models. These models are employed upon the occurrence of an event to arrive at estimates of losses to the Company. In addition, grouped and individual contract data illustrating the loss development history for prior similar events, as well as actual loss emergence experience of the underlying insurers, are analyzed to assist in the determination of suitable loss reserves. The data derived from the industry sources, and supplemented with the client specific information, are then used to arrive at estimates of loss emergence patterns and initial estimates of ultimate loss rates. These parameters are then applied, on a contract-by-contract basis, to arrive at estimates of ultimate losses. These loss estimates are then supplemented with the results derived from the catastrophe models, and final loss estimates are selected and reduced for losses reported to the Company to arrive at IBNR losses as of the date of evaluation. The reserves for LaSalle Re Capital are separately derived from an analysis using expected loss ratios.

  The reserves are prepared quarterly by the Company's actuaries and reviewed by the executive officers and the Board of Directors of LaSalle Re, and to the extent they develop upward or downward, the results are

                                     10K-9
reflected in the net income in the period in which the reserve deficiency or redundancy is evaluated. There can be no assurance that the final loss settlements will not exceed the Company's loss reserve and have a material adverse effect upon the Company's financial condition and results of operations in a particular period.

  Prior to October 1, 1997, the Company determined its reserves with the assistance of actuarial staff provided by ARC pursuant to the Administrative Services Agreement.

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

  The following table summarizes the composition of the Company's investment portfolio as of September 30, 1997 and 1996 (dollars in millions):

                                                           SEPTEMBER 30,
                                                     --------------------------
                                                         1997          1996
                                                     ------------  ------------
                                                      FAIR  % OF    FAIR  % OF
TYPE OF INVESTMENT                                   VALUE  TOTAL  VALUE  TOTAL
------------------                                   ------ -----  ------ -----
Fixed maturities:
  Non-U.S. government bonds and agencies............ $ 71.8  13.0% $ 75.3  14.0%
  U.S. government bonds and agencies................   88.4  16.0    90.1  16.8
  Corporate bonds...................................  337.1  60.9   325.1  60.5
  Other debt........................................    1.0   0.2     0.0   0.0
                                                     ------ -----  ------ -----
    Subtotal........................................  498.3  90.1   490.5  91.3
  Cash and cash equivalents.........................   54.8   9.9    47.0   8.7
                                                     ------ -----  ------ -----
    Total cash and investments...................... $553.1 100.0% $537.5 100.0%
                                                     ====== =====  ====== =====

 Quality of Portfolio

  The Company has investment guidelines which restrict investments in securities below an "AA" grade rating to 20% of the total portfolio, and only 10% of the total portfolio can be invested in "BBB" grade rating. As of September 30, 1997, the 20% guideline relating to investments in securities below "AA" grade had been exceeded by 5.7%. Given the quality of the securities involved, the investment committee of the Board permitted the holding of these securities in the short term. As of October 31, 1997, the percentage of securities held with a grade below "AA" had been reduced to 20%. During the year, the Company amended the guidelines to allow up to $5 million to be invested in catastrophe bonds. These bonds may carry a rating below "BBB". In addition, the guidelines restrict investments in a single issuer to no greater than 5% of the market value of the portfolio (except for U.S. and U.K. Government issues) and, with respect to country of issue, to no greater than 25% of the market value of the portfolio, except for U.S. and supernational borrowers.

                                     10K-10

  The following table summarizes the composition of the Company's fixed maturity portfolio by rating as assigned by S&P or Moody's Investors Services Inc. ("Moody's") as of September 30, 1997 and 1996 (dollars in millions):

                                                           SEPTEMBER 30,
                                                     --------------------------
                                                         1997          1996
                                                     ------------  ------------
                                                      FAIR  % OF    FAIR  % OF
RATING                                               VALUE  TOTAL  VALUE  TOTAL
------                                               ------ -----  ------ -----
AAA................................................. $215.3  43.2% $310.5  63.3%
AA..................................................  155.0  31.1   126.1  25.7
A...................................................  127.0  25.5    53.9  11.0
BB..................................................    1.0   0.2     0.0   0.0
                                                     ------ -----  ------ -----
                                                     $498.3 100.0% $490.5 100.0%
                                                     ====== =====  ====== =====

 Maturity and Duration of Portfolio

  The Company's investment guidelines specify a one to four year duration for the Company's investment portfolio, reflecting the need to maintain a liquid, short duration portfolio to assure the Company's ability to pay claims on a timely basis. The Company currently has a target duration for the portfolio of three years and at September 30, 1997, the modified average duration of the portfolio was 2.76 years. The Company expects to periodically reevaluate the target duration in light of market conditions, including the level of interest rates, and estimates of the duration of its liabilities.

  The following table summarizes the contractual maturities of the Company's fixed maturity portfolio as of September 30, 1997 and 1996 (dollars in millions):

                                                           SEPTEMBER 30,
                                                     --------------------------
                                                         1997          1996
                                                     ------------  ------------
                                                      FAIR  % OF    FAIR  % OF
                                                     VALUE  TOTAL  VALUE  TOTAL
                                                     ------ -----  ------ -----
Due in less than one year........................... $ 55.2  11.1% $ 99.8  20.4%
Due in one to five years............................  381.9  76.6   331.8  67.6
Due in five to ten years............................   61.2  12.3    58.9  12.0
                                                     ------ -----  ------ -----
                                                     $498.3 100.0% $490.5 100.0%
                                                     ====== =====  ====== =====

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

  In an effort to manage its exposure to foreign currency exchange rate fluctuations, the Company from time to time enters into foreign exchange contracts. These contracts generally involve the exchange of one currency for U.S. dollars at some future date. At September 30, 1997, the Company had no outstanding foreign exchange contracts; as of September 30, 1996, the Company had a notional principal amount outstanding of $25.2 million. Realized and unrealized gains or losses on these contracts are recorded as an income or expense item in the Company's consolidated statement of operations.

                                     10K-11

 Investment Manager

  LaSalle Re has entered into an investment management agreement (the "Investment Management Agreement") with Aon Advisors (UK) Limited ("Aon Advisors"). Pursuant to the terms of the Investment Management Agreement, the Company pays Aon Advisors a fee equal to 0.16375% per annum of the assets under management. Prior to July 1, 1997, the Company paid Aon Advisors a fee equal to 0.35% per annum of the first $100 million of assets under management, 0.25% per annum of the next $100 million of assets under management in excess of $100 million and 0.15% per annum of any additional assets under management in excess of $200 million. The terms of the Investment Management Agreement were determined in arm's length commercial negotiations. The performance of, and the fees paid to, Aon Advisors under the Investment Management Agreement are reviewed periodically by the Investment Committee of the Board.

COMPETITION

  The property catastrophe reinsurance industry is highly competitive. The Company competes, and will continue to compete, with major U.S. and non-U.S. insurers and property catastrophe reinsurers, including other Bermuda-based property catastrophe reinsurers and CNA, some of which have greater financial and organizational resources than the Company. A recent trend in the property catastrophe reinsurance industry has been the utilization of the capital markets in structuring reinsurance agreements using catastrophe bonds. There may be established companies or new companies of which the Company is not aware who may be planning to enter the property catastrophe reinsurance market or existing reinsurers who may be planning to raise additional capital. In addition, Lloyd's began to allow capital from corporate investors in 1994. Competition in the types of reinsurance business that the Company underwrites is based on many factors, including rates and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment and reputation, the perceived financial strength and experience of the reinsurer in the line of reinsurance to be written.

  In April 1996, LaSalle Re received an initial rating from A.M. Best of "A-" (Excellent). In August 1997, the rating was upgraded to "A" (Excellent). The current rating received by LaSalle Re represents the fourth highest in the rating scale used by A.M. Best. In October 1996, LaSalle Re received an initial rating of its claims paying ability from S&P of "A" (Good). The rating received by LaSalle Re represents the sixth highest in the rating scale used by S&P. Such ratings are based on factors of concern to cedents and brokers and are not directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. While the Company believes that its new ratings will not be a major competitive advantage or disadvantage, some of the Company's principal competitors have higher ratings than the Company. Insurance ratings are one factor used by brokers and cedents as a means of assessing the financial strength and quality of reinsurers. In addition, a cedent's own rating may be adversely affected by the lack of a rating of its reinsurer. Therefore, a cedent may elect to reinsure with a competitor of the Company that has a higher insurance rating. Similarly, the lowering or loss of a rating in the future could adversely affect the Company's ability to compete.

  Other than being a corporate member of selected Lloyd's syndicates, the Company is not licensed or admitted as an insurer in any jurisdiction other than Bermuda and has no plans to become so licensed or admitted. Because jurisdictions in the United States do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted, the Company's reinsurance contracts generally require it to post a letter of credit or provide other security for outstanding claims and/or unearned premiums. In order to post these letters of credit, the Company generally is required to provide the issuing banks with collateral equal to such amounts. As a result of the size of the Company's capitalization, the Company does not believe that its non-admitted status in any jurisdiction has, or should have, a material adverse effect on its ability to compete or obtain business in the property catastrophe reinsurance market in which it operates, principally because many of the Company's competitors are not admitted or licensed in United States jurisdictions. However, there can be no assurance that increased competitive pressure from current reinsurers and future market entrants or the Company's non-admitted status will not adversely affect the Company.

                                     10K-12

EMPLOYEES

  Prior to October 1, 1997, the Company had three employees: Mr. Blake, Chairman, Chief Executive Officer and President of the Company; Mr. Cook, Senior Vice-President and Chief Financial Officer and Treasurer of the Company; and the Company's Investor Relations Manager. On October 1, 1997, following the termination of the Administrative Services Agreement with ARC, the Company hired the 25 former ARC employees who had provided services to the Company under the Administrative Services Agreement, thereby increasing the number of the Company's employees to 28. Underwriting services are provided by CNA pursuant to the Underwriting Services Agreement. Under this agreement, eight employees of CNA are currently dedicated to the Company. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements, and the Company knows of no current efforts to implement such agreements at the Company.

REGULATION

 Bermuda

  The Insurance Act 1978, as amended, and related regulations (the "Insurance Act"). As a holding company, the Company is not subject to Bermuda insurance regulations. However, the Insurance Act, which regulates the insurance business of LaSalle Re and LaSalle Re Capital, provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Minister of Finance (the "Minister"). The Minister, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister may impose at any time.

  An Insurance Advisory Committee appointed by the Minister advises him on matters connected with the discharge of his functions, and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

  The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister powers to supervise, investigate and intervene in the affairs of insurance companies. Although LaSalle Re Capital is governed by the Insurance Act, it is exempted from complying with most of the Act filings required by insurance companies by section 57 of the Insurance Act. The solvency and liquidity standards and auditing and reporting requirements of the Insurance Act are summarized below.

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

  Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, both of which, in the case of LaSalle Re, are required to be filed annually with the Registrar of Companies (the "Registrar"), who is the chief administrative officer under the Insurance Act. The independent auditor of the insurer must be approved by the Minister and may be the same person or firm that audits the insurer's financial statements and reports for presentation to its shareholders.

  Loss Reserve Specialist. LaSalle Re is registered as a Class 4 insurer. Every Class 4 insurer is required to submit an annual loss reserve opinion when filing the annual Statutory Financial Return. This opinion must be

                                     10K-13
issued by a Loss Reserve Specialist. The Loss Reserve Specialist, who will normally be a qualified casualty actuary, must be approved by the Minister.

  Statutory Financial Statements. An insurer must prepare Statutory Financial Statements annually. The Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, income statement, statement of capital and surplus and detailed notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act 1981 of Bermuda (the "Companies Act"), which financial statements may be prepared in accordance with GAAP. LaSalle Re is required to submit the Statutory Financial Statements as part of the annual Statutory Financial Return.

  Minimum Solvency Margin. The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin which varies with the type of business and class of registration of the insurer and the insurer's net premiums written and loss reserve level. As a registered Class 4 insurer, LaSalle Re is required to maintain a minimum solvency margin equal to the greater of $100 million, 50% of its net premiums written (but may not deduct more than 25% of gross premiums written when computing net premiums written) or 15% of its loss and other certain insurance reserves. At September 30, 1997, LaSalle Re's actual statutory capital and surplus was $490.1 million, compared to its minimum solvency margin requirement of $100 million.

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

  Annual Statutory Financial Return. LaSalle Re is required to file annually with the Registrar a Statutory Financial Return no later than four months after its financial year end (unless specifically extended). The Statutory Financial Return includes, among other matters, a report of the approved independent auditor on the Statutory Financial Statements of the insurer; a declaration of the statutory ratios; a solvency certificate; the Statutory Financial Statements themselves; the opinion of the approved Loss Reserve Specialist and certain details concerning ceded reinsurance. The solvency certificate and the declaration of the statutory ratios must be signed by the principal representative and at least two directors of the insurer who are required to state (among other matters) whether the Minimum Solvency Margin and, in the case of the solvency certificate, the Minimum Liquidity Ratio have been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for them to so state and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act. The Statutory Financial Return must include the opinion of the Loss Reserve Specialist in respect of the loss and loss expense provisions of LaSalle Re. Where an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

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

                                     10K-14

  If it appears to the Minister that there is a risk of the insurer becoming insolvent or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Minister may (among other matters) direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize certain investments; to maintain in or transfer to the custody of a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments; and/or to limit its premium income.

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

  Class 4 Insurer. LaSalle Re is registered as a Class 4 insurer and, as such:
(i) is required to maintain a minimum statutory capital and surplus equal to the greatest of $100 million, 50% of its net premiums written (but may not deduct more than 25% of gross premiums written when computing net premiums written) or 15% of its loss and other insurance reserves; (ii) is required to file annually within four months following the end of the relevant financial year with the Registrar, inter alia, a Statutory Financial Return together with a copy of its annual Statutory Financial Statements and an opinion of a Loss Reserve Specialist in respect of its loss and loss expense provisions; (iii) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, LaSalle Re will be prohibited, without the approval of the Minister, from declaring or paying any dividends during the next financial year); (iv) is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the Registrar an affidavit stating that it will continue to meet the required margins; (v) is prohibited, without the approval of the Minister, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements; and (vi) is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred to file with the Minister a written report containing certain information.

  Certain Other Considerations. As "exempted" companies, the Company, LaSalle Re and LaSalle Re Capital may not, without the express authorization of the Bermuda legislature or a license granted by a Minister, participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda (except that required for its business and held by way of lease or tenancy agreement for a term not exceeding 21 years); (ii) the taking of mortgages on land in Bermuda in excess of $50,000; or (iii) the carrying on of business of any kind in Bermuda, except in furtherance of the business carried on outside Bermuda or as permitted under the Companies Act.

  The Bermuda government actively encourages foreign investment in "exempted" entities like the Company that are based in Bermuda but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, the Company, LaSalle Re and LaSalle Re Capital are not currently subject to taxes on their income or dividends or to any foreign exchange controls in Bermuda. In addition, there currently is no capital gains tax in Bermuda, and profits can be accumulated by the Company, LaSalle Re and LaSalle Re Capital, as required, without limitation.

                                     10K-15

  The Companies Act prohibits a company from declaring or paying a dividend, or making a contribution out of contributed surplus, if there are reasonable grounds for believing that (i) the company is, or would after the payment be, unable to pay its liabilities as they come due; or (ii) the realizable value of the company's assets would thereby be less than the aggregate of its liabilities and shareholders' equity. The foregoing restriction applies to the Company, LaSalle Re and LaSalle Re Capital as Bermudian companies.

 LaSalle Re Capital

  LaSalle Re Capital became a Corporate Member of Lloyd's in December 1996 and commenced underwriting effective January 1, 1997. LaSalle Re Capital is only licensed to carry on business related to Lloyd's. As a Corporate Member, LaSalle Re Capital is subject to the regulatory jurisdiction of the Council of Lloyd's (the "Council"). Unlike other financial markets in the UK, Lloyd's is not subject to direct UK government regulation under The Financial Services Act of 1986. Instead, Lloyd's is self regulating by virtue of The Lloyd's Act of 1982, through by-laws, regulations and codes of conduct written by the Council, which governs the market. Under the Council, there are two boards, the Market Board and the Regulatory Board. The Market Board is led by working members of the Council and is responsible for strategy and policy signing. The Regulatory Board is responsible for the regulation of the market, compliance and the protection of policyholders. Under the terms of its license under the Insurance Act, LaSalle Re Capital is required to meet and maintain the solvency requirements of Lloyd's.

  As a Corporate Member of Lloyd's, LaSalle Re Capital is required to file audited financial statements and an annual return, which is part of the annual declaration of compliance process. The annual declaration of compliance sets out the financial position of the Corporate Member and confirms details of its directors and controllers. In addition, LaSalle Re Capital is required to file an audited solvency return either confirming the value of funds at Lloyd's ("FAL") held by the member as at the previous December 31, or that it held no FAL at that date. Lloyd's will compare the value of a Corporate Member's FAL derived from the solvency return with its underwriting assets and liabilities as reported by the syndicates on which it participates. Where a negative solvency position is disclosed, the Corporate Member is required to provide sufficient additional funds to cover the shortfall. As at September 30, 1997, LaSalle Re Capital had only filed a nil solvency return for the 1996 underwriting year.

  In addition to the above Lloyd's requirements, LaSalle Re Capital must send to the Bermuda Registrar of Companies within 30 days after submission of the annual solvency return and declaration of compliance to Lloyd's a copy of such documents together with a copy of the audited annual statements of each of the syndicates in which LaSalle Re Capital participates. As a Bermudian insurer, LaSalle Re Capital must also maintain a principal office in Bermuda and appoint and maintain a principal representative in Bermuda.

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

                                     10K-16

  From time to time, there have been congressional and other initiatives in the United States regarding the supervision and regulation of the insurance industry, including proposals to supervise and regulate alien reinsurers. While none of these proposals have been adopted to date on either the federal or state level, there can be no assurance that federal or state legislation will not be enacted subjecting the Company to supervision and regulation in the United States, which could have a material adverse effect on the Company. In addition, no assurance can be given that if the Company were to become subject to any laws of the United States or any state thereof or of any other country at any time in the future, it would be in compliance with such laws.

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

ITEM 2. PROPERTIES

  Prior to October 1, 1997, ARC provided the Company with office space in Bermuda and London pursuant to the Administrative Services Agreement. With effect from October 1, 1997, the Administrative Services Agreement between the Company and ARC was terminated and the Company has agreed to assume the current leasing agreements.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of shareholders of the Company during the fourth fiscal quarter of the fiscal year ended September 30, 1997.

                       EXECUTIVE OFFICERS OF THE COMPANY

  Set forth below are the names, ages, positions and certain other information concerning the current executive officers of the Company.

      NAME                     AGE POSITION
      ----                     --- --------
      Victor H. Blake.........  62 Chairman, Chief Executive Officer and President
      Guy D. Hengesbaugh......  38 Executive Vice President and Chief Operating Officer
      Andrew Cook.............  35 Senior Vice President and Chief Financial Officer

  Victor H. Blake has been Chairman, Chief Executive Officer and President of the Company since its organization in September 1995 and Chairman and Chief Executive Officer of LaSalle Re since May 1994. Mr. Blake has 37 years experience in the insurance industry, concentrating primarily in reinsurance. Mr. Blake served as Chairman and Chief Executive Officer of CNA International Reinsurance Company Ltd. ("CNA Re"), a leading property and casualty insurer operating in the London market, from its formation in 1976 until October 1995. In addition, he acted as the chairman and chief executive officer of CNA Reinsurance Group from its formation in April 1994 until October 1995. CNA Reinsurance Group includes CNA Re and the United States reinsurance operations of CNA. Mr. Blake is the non-executive chairman of CNA Reinsurance Group. Mr. Blake

                                    10K-17
is also founder Chairman of the LUC Holdings Ltd, the shareholder of the London Underwriting Centre, a marketplace housing many of the London market insurers and reinsurers. He also served as a member of the Council of the London Insurance and Reinsurance Market Association and its predecessor bodies from 1977 to 1996.

  Guy D. Hengesbaugh was promoted to Executive Vice President and Chief Operating Officer effective on October 1, 1997. Prior to that, Mr. Hengesbaugh had been Executive Vice President and Chief Underwriting Officer of the Company since its organization in September 1995 and Executive Vice President and Chief Underwriting Officer of LaSalle Re since its organization in October 1993. Mr. Hengesbaugh has ten years experience in underwriting management with CNA in Chicago and London. Mr. Hengesbaugh is a Vice President of Continental Casualty Company and an employee of CNA Bermuda and his services are made available to the Company pursuant to the Underwriting Services Agreement.

  Andrew Cook, a chartered accountant, was promoted to Senior Vice President and Chief Financial Officer effective on October 1, 1997. Mr. Cook continues to be Chief Financial Officer and Treasurer of the Company, a position he has held since its organization in September 1995, and Chief Financial Officer and Treasurer of LaSalle Re, a position he has held since its organization in October 1993. Mr. Cook was an employee of Aon from 1993 until October 1995. Mr. Cook was employed by Becher and Carlson Risk Management Limited, a subsidiary of American Re-Insurance Company, from November 1990 to October 1993, where he was a Vice President responsible for a portfolio of captive insurance companies. From December 1987 to October 1990, Mr. Cook was an audit manager with Ernst & Young in Bermuda specializing in the audit of insurance and reinsurance companies.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS

  The Common Shares were quoted on the NASDAQ National Market under the symbol "LSREF" until April 11, 1997, at which time the Common Shares were transferred to The New York Stock Exchange under the symbol "LSH".

  The following table sets forth, for the periods indicated, the high and low sale prices for the Common Shares as reported by the NASDAQ National Market until April 11, 1997 and The New York Stock Exchange thereafter. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                                                   HIGH   LOW
                                                                  ------ ------
Quarter ended December 31, 1996.................................. $29.25 $22.75
Quarter ended March 31, 1997.....................................  29.25  26.50
Quarter ended June 30, 1997......................................  30.13  27.50
Quarter ended September 30, 1997.................................  35.50  29.75
Quarter ended December 31, 1995 (from November 20, 1995)......... $23.25 $19.50
Quarter ended March 31, 1996.....................................  23.63  21.00
Quarter ended June 30, 1996......................................  22.75  19.75
Quarter ended September 30, 1996.................................  25.50  21.00

                                    10K-18

  As of December 1, 1997, there were 80 holders of record of the Common Shares.

  The following table sets forth for the fiscal quarters of the two most recent fiscal years all dividends declared during each such period.

      FISCAL YEAR ENDED SEPTEMBER 30,     FISCAL QUARTER     DIVIDEND PER SHARE
      -------------------------------     --------------     ------------------
                   1996                   First quarter            $0.00
                                          Second quarter           $0.25
                                          Third quarter            $0.25
                                          Fourth quarter           $0.25
                   1997                   First quarter            $0.71
                                          Second quarter           $0.71
                                          Third quarter            $0.71
                                          Fourth quarter           $0.71

  In February 1997, in connection with the Preferred Offering, the Board confirmed the dividend policy pursuant to which the Company intends to distribute as dividends to holders of Common Shares and Exchangeable Non-Voting Shares in each fiscal year, 50% to 60% of the amount by which its net income (before minority interest) from the prior fiscal year exceeds the amount of dividends payable on preferred shares of the Company in the current fiscal year. The actual amount and timing of any future dividends is at the discretion of the Board and is dependent upon the profits and financial requirements of the Company as well as loss experience, business opportunities and any other factors that the Board deems relevant. In addition, if the Company has funds available for distribution, it may nevertheless determine that such funds should be retained for the purposes of replenishing capital, expanding premium writings or other purposes. The Company is a holding company whose principal source of income is cash dividends and other permitted payments from LaSalle Re. The payment of dividends by LaSalle Re to the Company is restricted under Bermuda law and regulation, including Bermuda insurance law. Under the Insurance Act, LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files an affidavit (at least 7 days before payment of such dividends) stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the approval of the Minister of Finance if it failed to meet its required margins on the last day of the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends which would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act from reducing its opening total statutory capital by more than 15% without the approval of the Minister of Finance. As a result of these factors, there can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends.

ITEM 6. SELECTED FINANCIAL DATA

  Information with respect to this item may be found in the section captioned "Selected Financial Data" contained in the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The following is a discussion and analysis of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes.

RESULTS OF OPERATIONS

 Year Ended September 30, 1997 Compared with Year Ended September 30, 1996

  Gross premiums written decreased 9.9% to $171.4 million for the year ended September 30, 1997 from $190.2 million for the year ended September 30, 1996. This decrease was due primarily to a reduction in

                                     10K-19
international property catastrophe premiums to $73.1 million for the year ended September 30, 1997 from $88.9 million for the year ended September 30, 1996. This reduction, in turn, was a result of the competitive rate environment, which led to a reduction in the number of international property catastrophe contracts written. The Company experienced a 5.3% decrease in property catastrophe premiums written in the United States. The decline in gross premiums written by the Company was partially offset by an increase of $14.9 million in respect of other non-property catastrophe lines written. This increase primarily related to premiums written in the year ended September 30, 1997 by LaSalle Re Capital, which was accepted into Lloyd's with effect from January 1, 1997. Further, for the year ended September 30, 1997 compared to the year ended September 30, 1996, the Company experienced a reduction in reinstatement premiums of $6.2 million due to more favorable loss experience and an increase in overall negative premium adjustments of $7.6 million.

  Premiums ceded for the year ended September 30, 1997 were $7.7 million compared to nil in the year ended September 30, 1996. This was primarily attributable to reinsurance protection purchased by LaSalle Re with effect from January 1, 1997 and to reinsurance purchased by LaSalle Re Capital. Ceded premiums amortized were $1.9 million for the year ended September 30, 1997 compared to nil in the year ended September 30, 1996.

  Net premiums earned decreased 16.0% to $163.9 million for the year ended September 30, 1997 from $195.1 million for the year ended September 30, 1996. This decrease was principally due to the overall decrease in premiums written in the previous fiscal year and the year ended September 30, 1997.

  Net investment income increased 23.5% to $33.1 million for the year ended September 30, 1997 from $26.8 million for the year ended September 30, 1996. This increase was principally attributable to an increase in yields during the year ended September 30, 1997 together with a larger average investment base compared to the year ended September 30, 1996. Annualized investment income as a percentage of the average market value of invested assets was 6.07% for year ended September 30, 1997 compared to 5.44% for the year ended September 30, 1996.

  Net realized gains on investments were $0.6 million during the year ended September 30, 1997 compared to $0.4 net realized losses during the year ended September 30, 1996.

  Other income was derived from reinsurance related services providing an annual fee of $0.3 million. As the provision of these services began on January 1, 1997, there was no corresponding income in the year ended September 30, 1996.

  The following table sets forth the Company's combined ratios for the years ended September 30, 1997 and 1996:

                                           SEPTEMBER 30, 1997 SEPTEMBER 30, 1996
                                           ------------------ ------------------
      Loss and loss expense ratio.........       19.0%              26.4%
      Expense ratio.......................       23.6%              19.6%
      Combined ratio......................       42.6%              46.0%

  Losses and loss expenses incurred decreased 39.4% to $31.2 million for the year ended September 30, 1997 from $51.5 million for the year ended September 30, 1996. This decrease was a result of the limited number of worldwide catastrophic events that affected the Company during the year. Losses and loss expenses incurred during the year ended September 30, 1997 primarily included $12.0 million for floods in Eastern Europe, $6.1 million in respect of various international windstorms and winter storm activity in the United States and $4.6 million adverse development on Hurricane Fran, which occurred in September 1996. Losses and loss expenses incurred during the year ended September 30, 1996 included additional reserves of $14.2 million for Hurricanes Marilyn and Luis and various other losses emanating from the 1996 hurricane season and end of the 1995 hurricane season and international storms.

  Underwriting expenses decreased 4.8% from $27.3 million for the year ended September 30, 1996 to $26.0 million for the year ended September 30, 1997. As a percentage of net premiums earned, underwriting expenses

                                     10K-20
were 15.9% for the year ended September 30, 1997 compared to 14.0% for the year ended September 30, 1996. Of this increase, 0.6% was due to the settlement of significant profit commissions on one program underwritten in previous fiscal years, which had better than expected loss ratios, and the provision for profit commission on contracts underwritten in the current fiscal year. In addition, the business underwritten by LaSalle Re Capital has higher underwriting costs, which increases the Company's percentage of underwriting expenses to net premiums earned. The Company has experienced an increase in the fees and profit commission accrued under the Underwriting Services Agreement from 3.7% of net premiums earned for the year ended September 30, 1996 to 4.0% net premiums earned for the year ended September 30, 1997.

  Operational expenses increased 14.4% to $12.7 million for the year ended September 30, 1997 from $11.1 million for the year ended September 30, 1996. This increase was substantially due to additional executive compensation and expenses relating to the operation of LaSalle Re Capital.

  Corporate expenses were $1.8 million for the year ended September 30, 1997, compared with $0.9 million for the year ended September 30, 1996. Corporate expenses for the year ended September 30, 1997 included costs associated with the Secondary Offering, the Preferred Offering, the Tender Offer, the formation costs of LaSalle Re Capital, the Company's move to the New York Stock Exchange and fees incurred with respect to the CatEPut. In 1996, corporate expenses included costs associated with the initial public offering and all costs associated with the establishment of the Company's credit facility. Corporate expenses do not include the underwriting discounts associated with the various offerings. These costs were borne by the selling shareholders in the initial public offering and the Secondary Offering. In respect of the Preferred Offering, the underwriting discount was charged to additional paid in capital.

  Interest expense was $1.7 million during the year ended September 30, 1997 compared to $0.2 million in the year ended September 30, 1996. This increase was due to financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract. Other interest expenses related to the annual administration fee and the ongoing commitment fees payable on the Company's credit facility. As at September 30, 1997, there were no borrowings under this facility.

  Foreign exchange losses in the year ended September 30, 1997 were $3.0 million compared to losses of $1.1 million in the year ended September 30, 1996. The losses in the year ended September 30, 1997 resulted from the unfavorable closing of a Sterling forward contract, and an overall strengthening of the United States Dollar since January 1, 1997 against the major foreign currencies in which the Company writes premiums. The losses for the year ended September 30, 1996 were the result of several factors, including the decrease in the value of Yen and Deutsche Marks relative to the United States Dollar. Additionally, the Company's Sterling foreign exchange contracts precluded participation in the appreciation of Sterling in the third fiscal quarter above the Company's average forward rate.

  The Company's net income per share was $5.14 for the year ended September 30, 1997 and $5.40 for the year ended September 30, 1996. Following the Tender Offer, the weighted average number of Common Shares and Common Share equivalents outstanding decreased from 23,967,870 for the year ended September 30, 1996 to 22,998,936 for the year ended September 30, 1997. This decrease generated a 6.6% accretive effect on the Company's 1997 net income per share.

 Year Ended September 30, 1996 Compared with Year Ended September 30, 1995

  Net premiums written decreased 5.8% to $190.2 million for the year ended September 30, 1996 from $201.9 million for the year ended September 30, 1995, as a result of a reduction in United States property catastrophe excess of loss premiums and adjustments on current and prior years' premium estimates. The overall decrease was mitigated by a 26.4% increase in premiums written in other lines of business to $22.1 million for the year ended September 30, 1996 from $17.4 million for the year ended September 30, 1995. Of the net premiums written for the years ended September 30, 1996 and 1995, $164.6 million and $178.5 million, respectively, were attributable to property catastrophe excess of loss and pro rata of property catastrophe reinsurance. Reinstatement

                                     10K-21
premiums for the year ended September 30, 1996 totaled $5.5 million and related to a variety of worldwide events. In the year ended September 30, 1995, reinstatement premiums were $5.9 million, of which approximately 50% related to Hurricanes Luis and Marilyn.

  Net premiums earned increased 14.5% to $195.1 million for the year ended September 30, 1996 from $170.4 million for the year ended September 30, 1995. The magnitude of this increase was primarily due to the overall increase in premiums written in the third and fourth quarters of fiscal 1995 compared with fiscal 1994, which had a subsequent impact on net premiums earned in fiscal 1996 and fiscal 1995, respectively.

  Net investment income increased 6.8% to $26.8 million for the year ended September 30, 1996 from $25.1 million for the year ended September 30, 1995. This increase was primarily attributable to a larger average investment base in the year ended September 30, 1996 compared to the year ended September 30, 1995. Investment income as a percentage of the average market value of invested assets was 5.44% for the year ended September 30, 1996 compared to 5.38% for the year ended September 30, 1995.

  Net realized losses on investments were $0.5 million during the year ended September 30, 1996 compared to net realized losses of $25,000 during the year ended September 30, 1995.

  The following table sets forth the Company's combined ratios for the years ended September 30, 1996 and 1995:

                                           SEPTEMBER 30, 1996 SEPTEMBER 30, 1995
                                           ------------------ ------------------
      Loss and loss expense ratio.........       26.4%              35.5%
      Expense ratio.......................       19.6%              17.1%
      Combined ratio......................       46.0%              52.6%

  Losses and loss expenses incurred decreased 14.8% to $51.5 million for the year ended September 30, 1996 from $60.4 million for the year ended September 30, 1995. The Company was not affected by any significant catastrophic events in the year ended September 30, 1996, however, additional reserves of $14.2 million were established for Hurricanes Luis and Marilyn, which occurred in September 1995. Other losses emanated from the 1996 hurricane season and end of the 1995 hurricane season and various international storms. Losses and loss expenses incurred in the year ended September 30, 1995 included $27.3 million in respect of Hurricanes Luis and Marilyn, with the balance of the losses and loss expenses relating to a variety of worldwide incidents.

  Underwriting expenses increased 18.6% to $27.3 million for the year ended September 30, 1996 from $23.0 million for the year ended September 30, 1995, primarily attributable to the growth in net premiums earned. As a percentage of net premiums earned, underwriting expenses increased from 13.5% for the year ended September 30, 1995 to 14.0% for the year ended September 30, 1996. This was attributable to an increase in the level of fees accrued pursuant to the Underwriting Services Agreement which, as a percentage of net premiums earned, were 3.7% for the year ended September 30, 1996 and 3.3% for the year ended September 30, 1995.

  Operational expenses increased 78.7% to $11.1 million for the year ended September 30, 1996 from $6.2 million for the year ended September 30, 1995. The increase was primarily due to increased staff at the executive level and increased fees pursuant to the Administrative Services Agreement.

  Interest expense was $0.2 million during the year ended September 30, 1996 compared to no expense in the year ended September 30, 1995. Interest expense in the year ended September 30, 1996 related to agency fees and ongoing commitment fees payable on the Company's credit facility. As at September 30, 1996, there were no borrowings under this credit facility.

  Foreign exchange losses in the year ended September 30, 1996 were $1.1 million compared to $0.2 million in the year ended September 30, 1995. The losses in the year ended September 30, 1996 were due to the weak performance of the United States dollar against the Yen in conjunction with a strengthening of Sterling in excess of the average foreign exchange contract rates. In the year ended September 30, 1995, the Company experienced foreign currency losses principally as a result of the weakening of Sterling against the United States Dollar.

                                     10K-22

  The Company's net income per share was $5.40 for the year ended September 30, 1996 compared to $4.51 for the year ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

  As a holding company, the Company's assets consist primarily of all of the outstanding voting stock of LaSalle Re. The Company's cash flows depend primarily on dividends and other permitted payments from LaSalle Re.

  LaSalle Re's sources of funds consist of premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, brokerage, commissions, excise taxes, administrative expenses and dividends. Under the Insurance Act, LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files an affidavit (at least 7 days before payment of such dividends) stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the approval of the Minister of Finance if it failed to meet its required margins in the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends that would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act from reducing its total opening statutory capital by more than 15% without the approval of the Minister of Finance. LaSalle Re currently meets its requirements under the Insurance Act. In addition, the payment of dividends by LaSalle Re is subject to the rights of holders of the Exchangeable Non-Voting Shares to receive a pro rata share of any dividend and to its need to maintain shareholders' equity adequate to support the level of LaSalle Re's reinsurance operations.

  Operating activities provided net cash of $98.6 million for the year ended September 30, 1997 and $131.4 million for the year ended September 30, 1996. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

  As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and marketable securities. As of September 30, 1997, 80.6% of its total assets were held in cash and marketable securities. To further mitigate the uncertainty surrounding the amount and timing of potential liabilities and to minimize interest rate risk, LaSalle Re maintains a short average duration for its investment portfolio. The modified average duration of the investment portfolio, including cash, was 2.76 years at September 30, 1997. At September 30, 1997, the fair value of the Company's total investment portfolio, including cash, was $553.0 million. Cash and cash equivalents increased from $47.0 million at September 30, 1996 to $54.8 million at September 30, 1997 in order to fund the Common Share dividend payable in October 1997.

  The Company has adopted the SFAS 115 to account for its marketable securities. In accordance with SFAS 115, all of the Company's investments are classified as "available for sale". Under this classification, investments are recorded at fair market value and any unrealized gains or losses are reported as a separate component of shareholders' equity. The unrealized gain on the investment portfolio, net of amounts attributable to minority interest, was $2.0 million at September 30, 1997 compared to an unrealized loss of $1.9 million at September 30, 1996.

  At September 30, 1997, 74.3% of the securities held in the Company's investment portfolio were fixed-income securities rated "AA" or better and 99.8% were fixed-income securities rated "A" or better by S&P or Moody's. No single investment comprised more than 5% of the overall portfolio.

  Reinsurance balances receivable were $80.0 million at September 30, 1997 compared to $70.6 million at September 30, 1996. This increase was due to the inclusion of $11.3 million relating to the business underwritten

                                     10K-23
by LaSalle Re Capital. Unearned premiums and deferred acquisition costs increased from $82.9 million and $10.5 million, respectively, at September 30, 1996 to $88.5 million and $11.9 million, respectively, at September 30, 1997, also as a result of business underwritten by LaSalle Re Capital.

  Prepaid reinsurance premiums relate to the reinsurance coverage placed by the Company at January 1, 1997. There was no corresponding coverage at September 30, 1996.

  Other assets increased from $1.6 million at September 30, 1996 to $22.6 million as at September 30, 1997 primarily due to the deposit portion of the ceded reinsurance contract, accounted for in accordance with SFAS No 113.

  In accordance with the terms of certain reinsurance contracts written by the Company, the Company has posted letters of credit in the amount of $8.7 million as of September 30, 1997 as compared to $15.5 million as of September 30, 1996 to support outstanding loss reserves. In connection with LaSalle Re Capital's support of three Lloyd's syndicates, the Company has posted letters of credit in the amount of $16.0 million (equivalent to (Pounds)9.8 million). All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of the outstanding letters of credit.

  At September 30, 1997, the liability for unpaid losses and loss expenses was $45.5 million compared to $49.9 million at September 30, 1996. This reduction reflected the payment of losses outstanding as at September 30, 1996 and the lack of significant catastrophic events in the year ended September 30, 1997.

  Other liabilities increased from $11.1 million as at September 30, 1996 to $22.8 million as at September 30, 1997 as a result of the inclusion of $5.0 million relating to reinsurance balances payable, $2.0 million relating to the profit commission accrued pursuant to the Administrative Services Agreement with ARC and $2.4 million relating to provisions for profit commissions and no claims bonuses.

  Effective October 1, 1997, the Administrative Services Agreement between the Company and ARC was terminated. All of the personnel formerly assigned to the Company by ARC have become employees of the Company and services formerly performed by ARC have been assumed by the Company. In connection with the termination of the agreement the Company has agreed to purchase all of the fixed assets owned by ARC and utilized by the Company and to assume the current leasing agreements.

  In February 1997, in connection with the Preferred Offering, the Board confirmed the dividend policy pursuant to which the Company intends to distribute as dividends to holders of Common Shares and Exchangeable Non-Voting Shares in each fiscal year, 50% to 60% of the amount by which its net income, before minority interest, from the prior fiscal year exceeds the amount of dividends payable on preferred shares of the Company in the current fiscal year.

  The Company paid dividends on its Common Shares of $0.25 per share in October 1996 and $0.71 per share in January, April and July 1997. In June and September 1997, the Company paid a dividend of $0.3889 and $0.5469 per share to holders of its Series A Preferred Shares. As of September 30, 1997, dividends due but not yet declared on the Series A Preferred Shares amounted to $0.5 million.

  Based on the Company's net income for the year ended September 30, 1997, the Company currently expects to declare quarterly dividends in the range of $0.71 to $0.75 per Common Share during the 1998 fiscal year. The actual amount and timing of any future Common Share dividends is at the discretion of the Board. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends in future periods.

  LaSalle Re Capital is committed to provide capital support for the 1998 underwriting year to the same syndicates as it supported in 1997. The level of support is not expected to change materially from that provided in 1997.

                                     10K-24

  The Company has in place a $100 million committed line of credit from a syndicate of banks. The proceeds from the credit facility may only be used to buy preferred shares of LaSalle Re, which, in turn, may use the proceeds of such purchase to meet current cash requirements. The facility matures on December 1, 2000 and is secured by a pledge ("legal mortgage") of all the capital stock of LaSalle Re held by the Company, including any preferred shares that may be issued by LaSalle Re to the Company. The line of credit contains various covenants, including limitations on incurring additional indebtedness; prohibitions of dividends and other restricted payments that would cause the Company's tangible net worth (total shareholders' equity and minority interest) to fall below $375 million for calendar years 1997 and 1998, and $400 million thereafter; restriction of dividends per fiscal quarter to 12.5% of consolidated net income of the Company for the immediately preceding fiscal year; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $300 million or 70% of net premiums written; maintenance of statutory capital of LaSalle Re at the end of each fiscal year of at least $300 million; and maintenance of a ratio of net premiums written to statutory capital at the end of any fiscal quarter for the four fiscal quarters then ended of no more than 1.00 to 1.00 in each case. In order for the Company to pay dividends in excess of 50% of net income, the Company would have to renegotiate certain terms of its credit facility. As of September 30, 1997, the credit facility had not been utilized.

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

  The Financial Accounting Standards Board has not issued any Financial Accounting Standards, not already adopted by the Company, which would have a material impact on the results of the Company.

                                     10K-25

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LASALLE RE HOLDINGS LIMITED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE NUMBER
                                                                     -----------
INDEPENDENT AUDITORS' REPORT........................................   10K-27
CONSOLIDATED BALANCE SHEETS.........................................   10K-28
CONSOLIDATED STATEMENTS OF OPERATIONS...............................   10K-29
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY..........   10K-30
CONSOLIDATED STATEMENTS OF CASH FLOWS...............................   10K-31
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................   10K-32

                                     10K-26

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
LaSalle Re Holdings Limited

  We have audited the consolidated financial statements of LaSalle Re Holdings Limited and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Re Holdings Limited and subsidiaries as of September 30, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997 in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK
                                          Chartered Accountants

Hamilton, Bermuda
October 30, 1997

                                     10K-27

                          LASALLE RE HOLDINGS LIMITED

                          CONSOLIDATED BALANCE SHEETS

                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE
                                     DATA)

                                                               1997     1996
                                                             -------- --------
ASSETS
Cash and cash equivalents................................... $ 54,761 $ 46,990
Investments held as available for sale at fair value........  498,282  490,514
 (amortized cost 1997: $495,705; 1996: $493,450)
Accrued investment income...................................   12,684   14,211
Reinsurance balances receivable.............................   80,041   70,625
 (related party 1997: $13,481; 1996: $11,700)
Deferred acquisition costs..................................   11,932   10,464
Prepaid reinsurance premiums................................    5,837        0
Other assets................................................   22,551    1,570
                                                             -------- --------
Total assets................................................ $686,088 $634,374
                                                             ======== ========
LIABILITIES
Outstanding losses and loss expenses........................ $ 45,491 $ 49,875
Unearned premiums...........................................   88,490   82,894
Other liabilities...........................................   22,823   11,087
 (related party 1997: $7,975; 1996: $6,080)
Dividend payable............................................   10,703    3,600
                                                             -------- --------
Total liabilities...........................................  167,507  147,456
                                                             -------- --------
Minority Interest...........................................   93,355  179,470
                                                             -------- --------
SHAREHOLDERS' EQUITY
Share capital authorized in the aggregate 100,000,000
 shares, par value $1
Preferred shares............................................    3,000        0
 (par value $1, liquidation preference $25 per share, issued
  & outstanding,
 3,000,000, Series A Preferred Shares; 1996: Nil)
Common shares...............................................   15,074   14,398
 (par value $1 issued & outstanding, 15,073,914; 1996:
  14,397,720)
Additional paid in capital..................................  299,964  221,968
Unrealized gains/(losses) on investments....................    2,035   (1,861)
Retained earnings...........................................  105,153   72,943
                                                             -------- --------
Total shareholders' equity..................................  425,226  307,448
                                                             -------- --------
Total liabilities, minority interest and shareholders'
 equity..................................................... $686,088 $634,374
                                                             ======== ========


          See accompanying notes to consolidated financial statements

                                     10K-28

                          LASALLE RE HOLDINGS LIMITED

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE
                                     DATA)

                                               1997        1996        1995
                                            ----------  ----------  ----------
REVENUES
Premiums written..........................  $  171,386  $  190,151  $  201,916
 (related party 1997 : $21,408; 1996 :
  $24,045; 1995: $28,836
Premiums ceded............................     ( 7,693)          0           0
                                            ----------  ----------  ----------
Net premiums written......................     163,693     190,151     201,916
Change in unearned premiums and prepaid
 reinsurance premiums.....................         240       4,990     (31,546)
                                            ----------  ----------  ----------
Net premiums earned.......................     163,933     195,141     170,370
Net investment income.....................      33,109      26,846      25,091
Net realized gains (losses) on
 investments..............................         555        (418)        (25)
Other income..............................         188           0           0
 (related party 1997 : $188; 1996 : $0;
  1995 : $0)
                                            ----------  ----------  ----------
Total revenues............................     197,785     221,569     195,436
                                            ----------  ----------  ----------
EXPENSES
Losses and loss expenses incurred.........      31,199      51,477      60,397
Underwriting expenses ....................      26,018      27,268      22,988
 (related party 1997 : $9,857; 1996 :
  $10,419; 1995: $8,524)
Operational expenses......................      12,656      11,114       6,218
 (related party 1997 : $6,212; 1996 :
  $6,500; 1995: $4,500)
Corporate expenses........................       1,770         911       1,145
Interest expense..........................       1,678         222           0
Exchange loss.............................       2,996       1,126         240
                                            ----------  ----------  ----------
Total expenses............................      76,317      92,118      90,988
                                            ----------  ----------  ----------
Income before minority interest...........     121,468     129,451     104,448
Minority interest.........................      24,391      47,966      38,774
                                            ----------  ----------  ----------
NET INCOME................................  $   97,077  $   81,485  $   65,674
                                            ==========  ==========  ==========
Net income per common share...............  $     5.14  $     5.40  $     4.51
                                            ==========  ==========  ==========
Weighted average number of common share
 and common share equivalents outstanding.  22,998,936  23,967,870  23,170,680
                                            ==========  ==========  ==========


          See accompanying notes to consolidated financial statements

                                     10K-29

                          LASALLE RE HOLDINGS LIMITED

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE
                                     DATA)

                                                    1997      1996      1995
                                                  --------  --------  --------
PREFERRED SHARES PAR VALUE $1
Issuance of shares during the year............... $  3,000  $      0  $      0
                                                  --------  --------  --------
Balance at end of year........................... $  3,000  $      0  $      0
                                                  ========  ========  ========
COMMON SHARES PAR VALUE $1
Balance at beginning of year..................... $ 14,398  $ 14,398  $ 14,396
Issuance of shares...............................        1         0         2
Share repurchase.................................   (3,704)        0         0
Exchange of exchangeable non-voting shares.......    4,379         0         0
                                                  --------  --------  --------
Balance at end of year........................... $ 15,074  $ 14,398  $ 14,398
                                                  ========  ========  ========
ADDITIONAL PAID IN CAPITAL
Balance at beginning of year..................... $221,968  $221,968  $221,945
Issuance of shares...............................   70,177         0        23
Share repurchase.................................  (44,990)        0         0
Exchange of exchangeable non-voting shares.......   54,664         0         0
Equity put option premium........................   (1,855)        0         0
                                                  --------  --------  --------
Balance at end of year........................... $299,964  $221,968  $221,968
                                                  ========  ========  ========
UNREALIZED GAINS / (LOSSES) ON INVESTMENTS
Balance at beginning of year..................... $ (1,861) $ (1,039) $(11,836)
Unrealized gain / (loss) in year.................    4,354      (822)   10,797
Exchange of exchangeable non-voting shares.......     (458)        0         0
                                                  --------  --------  --------
Balance at end of year........................... $  2,035  $ (1,861) $ (1,039)
                                                  ========  ========  ========
RETAINED EARNINGS
Balance at beginning of year..................... $ 72,943  $ 18,095  $ 18,941
Net income.......................................   97,077    81,485    65,674
Common share dividends...........................  (44,860)  (26,637)  (66,520)
 (1997: $2.84 per share; 1996: $0.75; 1995:
  $5.72)
Preferred share dividends........................   (2,807)        0         0
 (1997: $0.94 per share; 1996: $Nil; 1995: $Nil)
Share and option repurchase......................  (33,807)        0         0
Exchange of exchangeable non-voting shares.......   16,607         0         0
                                                  --------  --------  --------
Balance at end of year........................... $105,153  $ 72,943  $ 18,095
                                                  ========  ========  ========
    Total shareholders' equity................... $425,226  $307,448  $253,422
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements

                                     10K-30

                          LASALLE RE HOLDINGS LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE
                                     DATA)

                                                1997       1996       1995
                                              ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................... $  97,077  $  81,485  $  65,674
Adjustments to reconcile net income to cash
 provided by operating activities:
  Minority interest in net income............    24,391     47,966     38,774
  Amortization of investment premium.........     1,725      3,280      4,535
  Net realized (gains) / losses on sale of
   investments...............................      (555)       418         25
  Unrealized losses / (gains) on foreign
   exchange..................................       937        590       (153)
Changes in:
  Reinsurance balances receivable............   (10,495)    15,412    (35,745)
  Deferred acquisition costs.................    (1,468)       244     (3,898)
  Prepaid reinsurance premiums...............    (5,837)         0          0
  Accrued investment income..................     1,527      1,592     (2,294)
  Other assets...............................   (20,981)      (105)      (404)
  Outstanding losses and loss expenses.......    (4,242)   (16,748)    28,923
  Unearned premiums..........................     5,596     (4,991)    31,546
  Other liabilities..........................    10,968      2,294      3,187
                                              ---------  ---------  ---------
Cash provided by operating activities........    98,643    131,437    130,170
                                              ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments......................  (364,989)  (270,287)  (108,796)
Net sales of short term investments..........       116         47      2,654
Proceeds on the sale of investments..........   282,449    170,296     50,198
Proceeds on the maturity of investments......    79,000     44,500     25,000
                                              ---------  ---------  ---------
Cash applied to investing activities.........    (3,424)   (55,444)   (30,944)
                                              ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from subscriptions to share
 capital.....................................    72,682          0         39
Payment of dividends.........................   (54,338)  (111,363)   (30,003)
Share repurchase.............................  (103,442)         0          0
Equity put option premium....................    (2,350)         0          0
                                              ---------  ---------  ---------
Cash applied to financing activities.........   (87,448)  (111,363)   (29,964)
                                              ---------  ---------  ---------
Net increase / (decrease) in cash and cash
 equivalents.................................     7,771    (35,370)    69,262
Cash and cash equivalents at beginning of
 year........................................    46,990     82,360     13,098
                                              ---------  ---------  ---------
Cash and cash equivalents at end of year..... $  54,761  $  46,990  $  82,360
                                              =========  =========  =========


          See accompanying notes to consolidated financial statements

                                     10K-31

                          LASALLE RE HOLDINGS LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE
                                     DATA)

1. GENERAL

  The Company was incorporated on September 20, 1995 under the laws of Bermuda to act as an investment holding company.

  LaSalle Re Limited ("LaSalle Re") was incorporated on October 26, 1993 under the laws of Bermuda and commenced operations on November 22, 1993. LaSalle Re is licensed under the Insurance Act, 1978 as amended by the Insurance Amendment Act, 1995 of Bermuda to write insurance business and operates as a multi-line reinsurance company, with emphasis on property catastrophe business.

  Property catastrophe reinsurance covers unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Because the Company has large aggregate exposures to these risks, the Company expects that its claims experience will be characterized by relatively low frequency and high severity claims. The occurrence of claims from catastrophic events is likely to result in substantial volatility in the Company's financial results for any particular period. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic zone worldwide and requiring that its property catastrophe contracts provide for aggregate limits and attachment points.

  On August 26, 1994, LaSalle Re incorporated a subsidiary company in the United Kingdom, LaSalle Re (Services) Limited, to act as a representative office for the Company. In addition, on June 11, 1996, LaSalle Re incorporated a subsidiary company in Bermuda, LaSalle Re Corporate Capital Ltd., to provide capital support to selected Lloyd's syndicates.

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

  On November 27, 1995, the Company and certain Founding Shareholders also consummated an initial public offering of 4,312,500 Common Shares. Of these shares, 2,920,500 were sold by Founding Shareholders and 1,392,000 by the Company. The proceeds from the sale of 1,392,000 shares sold by the Company were used to enable LaSalle Re to redeem shares of its capital stock.

  The consolidated financial statements include the results of the Company and the Company's share of LaSalle Re and its subsidiaries for all periods presented.

2. SIGNIFICANT ACCOUNTING POLICIES

  The accompanying consolidated financial statements are prepared in accordance with United States generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The estimates most susceptible to significant change are those used in determining the liability for unpaid losses and loss expenses and the amount of ultimate premiums written.


                                     10K-32

                          LASALLE RE HOLDINGS LIMITED

  The following are the significant accounting policies adopted by the Company:

 (a) Principles of consolidation

  The consolidated financial statements include the financial statements of LaSalle Re Holdings Limited, LaSalle Re Limited and its subsidiaries, LaSalle Re (Services) Limited and LaSalle Re Corporate Capital Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

 (b) Minority interest

  Minority interest represents the Founding Shareholders' ownership of the Exchangeable Non-Voting Shares. These shares are held by certain Founding Shareholders who would otherwise hold, or cause another shareholder to hold, directly, indirectly or constructively, in excess of 9.9% of the voting power of the Company or LaSalle Re. The Exchangeable Non-Voting Shares are exchangeable, at the option of the holder, for Common Shares of the Company, on a one-for-one basis, unless the board of directors of the Company determines such exchange may cause actual or potential adverse tax consequences to the Company or any shareholder. The Exchangeable Non-Voting Shares will at all times rank as to assets, dividends and in all other respects on a parity with the Common Shares of LaSalle Re, except that they do not have the right to vote on any matters except as required by Bermuda law and in connection with certain actions by the Company.

  Decreases in the minority interest of LaSalle Re as a result of the exchange of such shares are therefore recorded at historic cost by transferring an appropriate portion of the minority interest to the various components of shareholders' equity. The minority's share of income as recorded in the income statement is calculated using the minority's ownership percentage as at the balance sheet date. Minority interest as reported in the balance sheet represents the minority's current proportionate share of LaSalle Re's net assets.

 (c) Premiums earned and deferred acquisition costs

  Premiums written are estimated by management based upon reports received from ceding companies. These estimates are subject to review with adjustments recorded in the period in which the actual amounts are determined. Premiums on property catastrophe excess of loss contracts are earned on a pro rata basis over the period the coverage is provided, which is generally 12 months. Under pro rata property catastrophe contracts, the risks underlying the contracts incept throughout the policy period and premiums generally are earned over an 18 month period. Premiums written by LaSalle Re Corporate Capital Ltd. are derived from reports submitted to the Company by the syndicates. These premiums are earned in accordance with the related underlying risk attachment periods, which average between 18-24 months. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of the policies in force.

  Acquisition costs, mainly brokerage, commissions, underwriting fees and excise taxes related to unearned premiums, are deferred and amortized to income over the period in which the premiums are earned. Future earned premiums and anticipated losses and loss adjustment expenses related to those premiums are considered in determining the recoverability of deferred acquisition costs. The Company does not consider anticipated future investment income in determining if a premium deficiency exists.

 (d) Reinsurance

  In the normal course of business, the Company seeks to reduce its exposure to losses that may arise from catastrophes and cause unfavorable underwriting results by reinsuring certain levels of risks with other reinsurers.


                                     10K-33

                          LASALLE RE HOLDINGS LIMITED

  In accordance with Statement of Financial Accounting Standard ("SFAS") No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", contracts providing indemnification against loss or liability relating to insurance risk have been accounted for as reinsurance. Reinsurance premiums are reported as prepaid reinsurance premiums and amortized over the contract period in proportion to the amount of reinsurance protection provided. Where the contract provides for return premiums, these are accrued based on loss experience through to the balance sheet date. Reinsurance contracts which do not satisfy the conditions for reinsurance accounting under SFAS No. 113 are accounted for as deposits.

 (e) Losses and loss expenses

  The liability for outstanding losses and loss expenses is based on reports and individual case estimates received from ceding companies. An amount is included for losses and loss expenses incurred but not reported on the basis of reports received from ceding companies and an internally produced actuarial analysis. The amount included as losses incurred in respect of business written by LaSalle Re Corporate Capital Ltd. is derived from an analysis of expected loss ratios.

  Given the inherent nature of major catastrophic events, considerable uncertainty underlies the assumptions and associated estimated reserves for losses and loss expenses. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in results of operations in the period in which they are determined and are accounted for as changes in estimates. Due to the inherent uncertainty in estimating the liability for losses and loss expenses, there can be no assurance that the ultimate liability will not exceed recorded amounts, with a resulting material effect on the Company. Based on the current assumptions used in calculating the liability, management believes that the Company's recorded amount is adequate to meet its future obligations.

  Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liabilities.

  Liabilities are recorded without consideration of potential salvage or subrogation recoveries which are estimated to be immaterial. Such recoveries, when realized, are reflected as a reduction of losses incurred.

 (f) Investments

  The Company's investments comprise fixed interest securities and short term investments, such as certificates of deposit or commercial paper. All investments are considered to be available for sale under the definition included in SFAS No. 115. As such, they are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity, net of amounts attributable to minority interests.

  Purchases and sales of investments are accounted for on the trade date of the transaction.

 (g) Investment income

  Investment income, net of investment expenses, is accrued to the balance sheet date and includes amortization of premiums and discounts relative to fixed interest securities purchased at prices different to par value.

  Realized gains or losses on sales of investments are determined on the basis of specific identification and are included as part of net investment income in the statements of operations.


                                     10K-34

                          LASALLE RE HOLDINGS LIMITED

 (h) Translation of foreign currencies

  The U.S. dollar is the Company's functional currency. Foreign currency monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date. Unearned premiums and deferred acquisition costs are translated at historic exchange rates. Foreign currency revenues and expenses are translated at the exchange rates in effect at the date of the transaction. Exchange gains and losses are included in the determination of net income.

  The Company has entered into foreign exchange contracts to manage the currency risks associated with the receipt of non-U.S. dollar insurance premiums. Realized and unrealized gains and losses on these contracts are included in the determination of net income.

 (i) Fair value of financial instruments

  Fair value disclosures with respect to certain financial instruments are separately included herein, where appropriate.

  The carrying values of other financial instruments, including cash and cash equivalents, reinsurance balances receivable, accrued investment income, promissory note receivable and other liabilities, approximate their fair value due to the short term nature of the balances.

 (j) Other Income

  Other income relates to fees earned in respect of reinsurance services provided.

 (k) Corporate expenses

  Corporate expenses are expensed as they are incurred on an accruals basis.

 (l) Cash and cash equivalents

  For the purposes of the statements of cash flows, the Company considers all time deposits and certificates of deposit with an original maturity of 90 days or less as equivalent to cash.

 (m) Stock incentive compensation plans

  The Company has adopted SFAS No. 123 "Accounting for Stock-Based Compensation". As allowed under this standard, the Company accounts for stock option grants in accordance with APB opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense for stock option grants is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. Any resulting compensation expense is recorded over the shorter of the vesting or service period.

  Pro forma disclosure of net income and earnings per share as if the fair value based method of SFAS No. 123 had been adopted is provided in Note 10 to the consolidated financial statements.

 (n) Net Income per Common Share

  Net income per Common Share is calculated by dividing net income available to common shareholders, by the weighted average number of Common Shares and Common Share equivalents outstanding during the period. The Exchangeable Non-Voting Shares of LaSalle Re are considered Common Share equivalents, as are stock options and stock appreciation rights, which are included in the computation of weighted average number of

                                     10K-35

                          LASALLE RE HOLDINGS LIMITED

Common Shares outstanding using the treasury stock method. Net income available to common shareholders is therefore before minority interest and after preferred dividends declared and in arrears. There is no material difference between primary and fully diluted net income per Common Share.

 (o) Accounting pronouncements

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share" ("EPS"), effective for financial statements issued for periods ending after December 15, 1997. Pro forma EPS amounts computed using this Statement are disclosed in Note 5 to the consolidated financial statements.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components within a set of financial statements. This standard will be adopted in respect of the quarter ended March 31, 1998. Adoption of the standard will have no material effect on the earnings of the Company. SFAS No. 131 requires the Company to report financial and descriptive information about its reportable operating segments. The Company is currently reviewing the impact of this standard on its financial reporting.

3. INVESTMENTS AND INVESTMENT INCOME

 (a) Investments

  All fixed interest securities and short term investments are considered available for sale. The fair values are based on quoted market prices at the reporting date for those, or similar, investments. As at September 30, 1997 and 1996, the fair values and amortized costs of investments are as follows:

                                        AMORTIZED UNREALIZED UNREALIZED   FAIR
1997                                      COST      GAINS      LOSSES    VALUE
----                                    --------- ---------- ---------- --------
U.S. government and agencies........... $ 88,088    $  506    $  (195)  $ 88,399
Non U.S. government and agencies.......   71,541       456       (207)    71,790
Corporate..............................  335,076     2,819       (831)   337,064
Other debt.............................    1,000        29          0      1,029
                                        --------    ------    -------   --------
                                        $495,705    $3,810    $(1,233)  $498,282
                                        ========    ======    =======   ========
                                        AMORTIZED UNREALIZED UNREALIZED   FAIR
1996                                      COST      GAINS      LOSSES    VALUE
----                                    --------- ---------- ---------- --------
U.S. government and agencies........... $ 90,596    $  221    $  (693)  $ 90,124
Non U.S. government and agencies.......   75,863       258       (828)    75,293
Corporate..............................  326,991     1,077     (2,971)   325,097
                                        --------    ------    -------   --------
                                        $493,450    $1,556    $(4,492)  $490,514
                                        ========    ======    =======   ========

  The unrealized gain on investments as shown on the consolidated balance sheet of $2,035 (1996 unrealized loss: $1,861) is net of the minority's interest of $542 (1996: $1,075).

  Investments held at September 30, 1997 mature as follows:

                                                                          FAIR
                                                         AMORTIZED COST  VALUE
                                                         -------------- --------
      Less than 1 year..................................    $ 55,126    $ 55,230
      1-5 years.........................................     380,161     381,856
      5-10 years........................................      60,418      61,196
                                                            --------    --------
                                                            $495,705    $498,282
                                                            ========    ========


                                     10K-36

                          LASALLE RE HOLDINGS LIMITED

  The following table summarizes the composition of the fair value of available for sale securities by ratings assigned or, with respect to non-rated issues, as estimated by the Company's investment managers.

                                                                    1997   1996
                                                                   ------ ------
      AAA.........................................................  43.2%  63.3%
      AA..........................................................  31.1%  25.7%
      A...........................................................  25.5%  11.0%
      BB..........................................................   0.2%   0.0%
                                                                   ------ ------
                                                                   100.0% 100.0%
                                                                   ====== ======

  In the normal course of reinsurance operations, the Company's bankers have issued letters of credit totalling $8,673 (1996: $15,511) in favor of ceding insurance companies to secure the Company's obligations under various reinsurance contracts. In addition, in connection with LaSalle Re Corporate Capital Ltd.'s support of three Lloyd's syndicates, the Company has posted letters of credit in the amount of $15,974. At September 30, 1997, $28,344 (1996: $17,837) of fixed interest securities have been pledged as collateral for these letters of credit.

 (b) Net investment income

  Net investment income for the years ended September 30, 1997, 1996 and 1995 was derived from the following sources:

                                                    1997      1996      1995
                                                   -------  --------  --------
      Cash and short term investments............. $ 4,342  $  1,443  $  2,558
      U.S. government and agencies fixed interest
       securities.................................   5,933     1,631       107
      Non U.S. government and agencies fixed
       interest securities........................   3,531     4,702     3,224
      Corporate fixed interest securities.........  20,456    20,197    20,288
                                                   -------  --------  --------
      Gross investment income.....................  34,262    27,973    26,177
      Investment expenses (Note 11)...............  (1,153)   (1,127)   (1,086)
                                                   -------  --------  --------
                                                   $33,109  $ 26,846  $ 25,091
                                                   =======  ========  ========

  Included in gross investment income for the year ended September 30, 1997 was a charge of $1,725 (1996: $3,280; 1995: $4,535) relating to the amortization of investment premium.

  Net realized gains (losses) comprise $1,881 realized gains and $1,326 realized losses (1996: $1,242 and $1,660; 1995: $186 and $211, respectively).

  The change in net unrealized losses, net of the minority's interest, that has been included as a separate component of shareholders' equity for the year ended September 30, 1997 was a decrease of $3,896 (1996 increase: $822; 1995 decrease: $10,797).

  Proceeds received from the sale of available for sale securities during the year ended September 30, 1997 were $282,449 (1996: $170,296; 1995: $50,198).

4. REINSURANCE

  Reinsurance premiums ceded are primarily in respect of a multi-year excess of loss reinsurance program purchased by the Company, and various reinsurance protections purchased by LaSalle Re Corporate Capital Ltd. The excess of loss program provides coverage of $100,000 in excess of the first $100,000 of losses per

                                     10K-37

                          LASALLE RE HOLDINGS LIMITED
occurrence for a first loss event and $100,000 excess of $150,000 per occurrence on the second loss event for the three-year period ended December 31, 1999, subject to a maximum aggregate recovery of $200,000. The Company may participate on a co-insurance basis for the second loss event.

  Coverage for the first loss is substantially funded by way of annual and reinstatement premium obligations. Accordingly, this portion of the coverage has been recorded as a financing arrangement whereby the consideration paid, net of associated financing charges, is recorded as a deposit and included as part of other assets in the consolidated balance sheet. The deposit asset is adjusted at the balance sheet date to reflect the net present value of expected future cash flows under that portion of the contract. Interest expense includes finance charges of $1,470 which are being amortized over the period of the contract using the interest method.

  The Company is required to pay an additional reinsurance premium equal to 35% of any losses that are covered by the second loss event portion of the coverage.

  The reinsurance is provided by a company which currently holds a rating of "A+" (Superior) from A.M. Best Company, Inc. and a claims-paying rating of "AA" (Excellent) from Standard & Poor's Rating Services.

  The ceding of the reinsurance does not legally discharge the Company from its liability, since the Company is required to pay losses and bear collection risk if the reinsurers fail to meet their obligations under the reinsurance agreements. The effect of reinsurance on premiums written and earned is as follows:

                                                                   1997
                                                             ------------------
                                                             WRITTEN    EARNED
                                                             --------  --------
      Assumed............................................... $171,386  $165,789
      Ceded.................................................   (7,693)   (1,856)
                                                             --------  --------
      Net Premiums.......................................... $163,693  $163,933
                                                             ========  ========

  There were no premiums ceded for the years ended September 30, 1996 and 1995.


                                     10K-38

                          LASALLE RE HOLDINGS LIMITED

5. EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share." Under this statement, early adoption is not allowed, however, a company is permitted to disclose pro forma earnings per share amounts computed using the Statement in the notes to the financial statements.

  The following EPS amounts would have been disclosed had EPS been computed using SFAS No. 128:

                                          1997          1996          1995
                                      ------------  ------------  ------------
Net income........................... $     97,077  $     81,485  $     65,674
Add back: minority interest..........       24,391        47,966        38,774
Less: Series A preferred share
 dividends...........................       (3,354)           (0)           (0)
                                      ------------  ------------  ------------
Income available to common
 shareholders........................ $    118,114  $    129,451  $    104,448
                                      ------------  ------------  ------------
Weighted average number of shares
 outstanding:
Common Shares........................   15,567,521    14,397,720    14,396,760
Exchangeable Non-Voting Shares.......    5,703,212     8,329,290     8,329,290
                                      ------------  ------------  ------------
                                        21,270,733    22,727,010    22,726,050
                                      ------------  ------------  ------------
Basic EPS............................ $       5.55  $       5.70  $       4.60
                                      ============  ============  ============
Income available to common
 shareholders........................ $    118,114  $    129,451  $    104,448
Weighted average number of common
 shares outstanding:.................   21,270,733    22,727,010    22,726,050
  Plus: incremental shares from
   assumed:
    exercise of options..............    1,661,391     1,210,317       441,792
    exercise of stock appreciation
     rights..........................       66,812        30,543         2,838
                                      ------------  ------------  ------------
Adjusted weighted average number of
 common shares outstanding...........   22,998,936    23,967,870    23,170,680
                                      ------------  ------------  ------------
Diluted EPS.......................... $       5.14  $       5.40  $       4.51
                                      ============  ============  ============

  For the purposes of the computation of basic EPS, the Exchangeable Non-Voting Shares are considered outstanding Common Shares due to the exchangeable nature of the shares.

6. OTHER ASSETS

  Included in other assets is a promissory note receivable. In connection with the terms of the Chief Executive Officer's five-year employment contract, LaSalle Re advanced $695 to him for the purpose of purchasing a property in Bermuda. The advance is evidenced by a promissory note, which bears interest at the rate of 8% per annum and is repayable in full at the earlier of the termination date of the Chief Executive Officer's employment contract or the date of sale of the property. Under the employment contract, LaSalle Re will assume any gain or loss on the disposition of the property.

  As discussed in Note 4, other assets also includes a deposit relating to funded reinsurance.

7. MINORITY INTEREST

  During the year LaSalle Re repurchased 3,703,703 of its common shares held by LaSalle Re Holdings Limited and 28,496 Exchangeable Non-Voting Shares. In addition, 4,378,327 Exchangeable Non-Voting Shares were exchanged for Common Shares of LaSalle Re Holdings Limited. These transactions had the effect of reducing the minority interest percentage in LaSalle Re from 36.6% to 21.1%.


                                     10K-39

                          LASALLE RE HOLDINGS LIMITED

  The following table summarizes the movement in minority interest during the year ended September 30, 1997.

      Minority Interest as at October 1, 1996........................ $179,470
      Share of:
        income.......................................................   24,391
        dividends declared...........................................  (12,503)
        equity put option premium....................................     (495)
        preferred offering issue costs...............................     (497)
        change in unrealized position of investments.................    1,161
        share repurchase adjustments.................................  (20,941)
      Adjustment relating to the exchange of Exchangeable Non-Voting
       Shares for Common Shares......................................  (77,231)
                                                                      --------
      Minority Interest as at September 30, 1997..................... $ 93,355
                                                                      ========

8. SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL

  The authorized share capital of the Company is 100,000,000 shares of par value $1 each. This aggregate figure includes both common and preferred shares. As of September 30, 1997 and 1996, the following shares have been issued and fully paid.

                                 COMMON SHARES

                                                             1997       1996
                                                          ---------- ----------
      Number issued and fully paid....................... 15,073,914 14,397,720
                                                          ========== ==========
      Share capital...................................... $   15,074 $   14,398
      Additional paid in capital......................... $  229,681 $  221,968

  The Company completed a secondary offering of Common Shares in December 1996. In connection with the offering, certain Founding Shareholders of LaSalle Re exchanged 2,119,110 of their Exchangeable Non-Voting Shares for Common Shares of the Company.

  Pursuant to a tender offer ("Tender Offer") made by the Company in May 1997, 2,163,538 Exchangeable Non-Voting Shares were exchanged for Common Shares of the Company and 95,679 options for Exchangeable Non-Voting Shares were exercised and exchanged for Common Shares of the Company. Following these exchanges, the Company purchased 3,703,703 Common Shares, for cancellation, at the tender price of $27.00. The par value of the shares canceled has been deducted from share capital. The additional paid in capital arising from the original subscription to the shares, subject to the Tender Offer, has been eliminated from additional paid in capital and the difference between the subscription price received for the shares and the price paid in the Tender Offer has been deducted from retained earnings.

  These exchanges of Exchangeable Non-Voting Shares for Common Shares are non-cash financing transactions for the purposes of the Statement of Cash Flows.

  In addition, pursuant to the Employee Stock Purchase Plan (the "Plan") the Company issued 1,571 Common Shares. Under the Plan, the Company is authorized to sell up to 150,000 Common Shares at a discount equivalent to 15% of the market price, to eligible employees of the Company and its subsidiaries, and other persons providing services to those companies. The maximum investment by an employee is $25 per calendar year. The Company has recorded the shares issued under the Plan at fair value. No compensation cost has been

                                     10K-40

                          LASALLE RE HOLDINGS LIMITED
recorded as this was reimbursed pursuant to the service agreements with CNA (Bermuda) Services Limited ("CNA Bermuda") and Aon Risk Consultants (Bermuda) Limited ("ARC Bermuda").

                                PREFERRED SHARES

                                                                    1997    1996
                                                                  --------- ----
      Number issued and fully paid............................... 3,000,000 Nil
                                                                  --------- ---
      Share capital.............................................. $   3,000 $ 0
      Additional paid in capital................................. $  70,283 $ 0

  In March 1997, the Company issued 3,000,000 Series A Preferred Shares, par value $1.00 per share. These shares are entitled to a liquidation preference of $25.00 per share. Dividends are cumulative at 8.75% of the liquidation preference per annum (equivalent to an annual rate of $2.1875 per share). On or after March 27, 2007, these shares will be redeemable, in whole or in part, at the option of the Company at a redemption price of $25.00 per share.

9. CATASTROPHE EQUITY PUT

  Effective July 1, 1997, the Company entered into a $100 million multi-year Catastrophe Equity Put ("CatEPut") option program. The CatEPut option enables the Company to sell up to $100 million of equity, through the issue of convertible Series B Preferred Shares to the option writers. The preferred shares can be redeemed by the Company at any time over the three years following their issue. In addition, the option writers can convert their preferred shares into Common Shares of the Company at any time after they have been outstanding for three years. Conversion is at the greater of the book value of the Company at the date of conversion or the market value of the Common Shares based on the 30-day trading average prior to conversion. The Company is obligated to pay an option premium of $2,350 per annum. The option premium is charged to additional paid in capital, net of the minority's interest of $495. Of the option premium, $422 is payable to affiliates of shareholders of the Company.

10. SHARE PURCHASE OPTIONS AND STOCK APPRECIATION RIGHTS

 (a) Non-compensatory

  The Company has issued options to purchase 136,350 Common Shares to certain shareholders and their affiliates and LaSalle Re has issued options to purchase 2,199,780 Exchangeable Non-Voting Shares. These options became exercisable on October 1, 1996 and may be exercised until November 22, 2003.

  During the year ended September 30, 1997, 95,679 options were exercised at a price of $9.74. In addition, 136,350 options to purchase Exchangeable Non-Voting Shares were bought by the Company at a price of $24.97 and subsequently cancelled. As at September 30, 1997, the Company and LaSalle Re had outstanding 136,350 options to purchase Common Shares and 1,967,751 options to purchase Exchangeable Non-Voting Shares, respectively.

  The original exercise price of the options was $16.67 per share, which was equal to the fair value of the Company's shares at the grant date, minus dividend adjustments. The current exercise price is $9.03. As the options were granted to certain of the Founding Shareholders and their affiliates as an inducement to purchase stock in LaSalle Re, no compensation expense has been recorded in connection with the options.

 (b)(i) Compensatory--Stock Appreciation Rights

  In consideration for entering into an employment agreement with LaSalle Re, the Company's Chief Executive Officer (the "Executive") was granted a total of 340,872 Stock Appreciation Rights (SARs) during 1994. Upon exercise, the SARs entitle the Executive to a cash payment equal to the value of the SARs as of the

                                     10K-41

                          LASALLE RE HOLDINGS LIMITED
exercise date. Alternatively, at the Company's sole discretion, the SARs will entitle the Executive to either (i) the number of Special Non-Voting Shares of LaSalle Re equal to the aggregate value of the SARs divided by the fair value of a Common Share at the exercise date, or (ii) upon payment of the base value for each SAR, the number of Special Non-Voting Shares of LaSalle Re equal to the number of SARs exercised.

  The value of each SAR equals the fair market value of a Common Share less the base value on the exercise date, subject to anti-dilution adjustments. The fair market value shall be determined by the board of directors of the Company, but shall be based on the market price of the Common Shares. The base value of each SAR at the time of issuance was $16.67, minus dividend adjustments. The current base value is $9.03.

  The number of SARs which can be exercised is dependent upon the internal rate of return achieved during the period from November 22, 1993 through to the date of exercise and ending on March 30, 2004 or, if earlier, two years after the Chief Executive Officer's termination of employment. SARs will not be exercisable unless a targeted internal rate of return of at least 18% per annum is achieved during the entire measurement period. The internal rate of return is based upon the financial performance of LaSalle Re from inception to November 27, 1995 and LaSalle Re Holdings Limited's consolidated performance from that date forward. As at September 30, 1997, the number of SARs vested is 68,174, which became exercisable on January 1, 1997. The remaining balance of SARs become exercisable on January 1 of each of 1998 or 1999. At September 30, 1997, the Company's internal rate of return has exceeded 18% and therefore the Company has charged an expense of $1,611 (1996 : $909; 1995 : $240).

 (b)(ii) Compensatory--Options

  In November 1995, the Company adopted a Long Term Incentive Plan (the "Incentive Plan") which permits the award of various incentives to employees of the Company, its subsidiaries and other persons providing services to those companies.

  Under the Incentive Plan, the options granted vest ratably in five annual installments over 5 years from the grant date, except for 85,218 options granted in 1997 which vest ratably in three annual installments over 3 years from the date of grant. The options can be exercised over a 10-year period, commencing on the vesting date. The exercise price of the options is subject to anti-dilution adjustments, which make the options granted under the plan variable. The Company has charged an expense of $716 (1996 : $81; 1995 : $Nil) relating to the compensation on these options. The following table is a summary of the options granted and outstanding during 1997 and 1996. No options were granted or outstanding in the year ended September 30, 1995.

                                          1997                        1996
                               --------------------------- ---------------------------
                                         WEIGHTED AVERAGE            WEIGHTED AVERAGE
                                         EXERCISE PRICE AS           EXERCISE PRICE AS
                                NUMBER     ADJUSTED FOR     NUMBER     ADJUSTED FOR
                               OF SHARES     DIVIDENDS     OF SHARES     DIVIDENDS
                               --------- ----------------- --------- -----------------
      Outstanding
        --beginning of year...  163,218       $18.75              0       $ 0.00
      Granted.................  283,218       $28.75        163,218       $19.25
                                -------                     -------
      Outstanding
        --end of year.........  446,436       $23.67        163,218       $18.75
                                =======                     =======

  Of the 446,436 options granted, 32,644 options are presently exercisable at an exercise price of $17.33, as adjusted for dividends. The remaining options are not presently exercisable and have a weighted average vesting period of
3.75 years.


                                     10K-42

                          LASALLE RE HOLDINGS LIMITED

  The weighted average fair value of options granted during 1997 is $8.18 (1996 : $5.85) per share. The fair value of each option grant in 1997 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions : dividend yield of 0% per annum; expected volatility of 10%; expected life of 10 years; and a risk free interest rate of 5.6%.

  The Company applies APB Opinion 25 and Related Interpretations in accounting for the Incentive Plan. Accordingly, a compensation cost has been recognized based on the intrinsic value of the options at the measurement date. The net income and earnings per share would have been reduced to the pro forma amounts indicated below had compensation cost been determined based on the fair value of the options at the grant date consistent with the method of SFAS No 123:

                                                                 1997    1996
                                                                ------- -------
      Net income................................... As reported $97,077 $81,485
                                                    Pro forma   $97,098 $81,202
      Primary earnings per share................... As reported $  5.14 $  5.40
                                                    Pro forma   $  5.14 $  5.39

  There are no comparatives for the year ended September 30, 1995 as no options had been granted.

11. RELATED PARTY TRANSACTIONS

  In addition to the share purchase options discussed in Note 10 and the CatEPut transaction discussed in Note 9, LaSalle Re has entered into the following transactions and agreements with companies related to the Founding Shareholders.

 (a) Premiums written

  During the year ended September 30, 1997, LaSalle Re assumed premiums written of approximately $21,408 (1996 : $24,045; 1995 : $28,836) from a ceding company related to a shareholder of LaSalle Re. In addition, LaSalle Re assumed premiums totalling $28,450 (1996 : $23,577; 1995 : $22,057) through brokers related to a shareholder of LaSalle Re. Brokerage fees incurred in respect of this business were approximately $2,845 (1996 : $2,357; 1995 : $2,206). All such transactions were undertaken on normal commercial terms. Reinsurance balances receivable at the balance sheet date include $13,481 (1996 : $11,700) due from such related parties.

 (b) Underwriting services

  LaSalle Re is party to an underwriting services agreement with CNA Bermuda. Under this agreement, LaSalle Re has granted CNA Bermuda the authority to provide underwriting services and to underwrite all classes of insurance and reinsurance as agents for LaSalle Re. LaSalle Re has agreed to pay fees to CNA Bermuda as follows:

  With effect from January 1, 1996:

    (i) 1.5% of the gross written and collected premium per fiscal year; and

    (ii) An underwriting profit commission equal to 4.0% of the aggregate net underwriting profits of LaSalle Re, where certain conditions are met.

  Prior to January 1, 1996:

    (i) 2.0% of the gross written and collected premium per fiscal year, up to premium of $150,000 plus 1.5% of the gross written and collected premium in excess of $150,000; and

                                     10K-43

                          LASALLE RE HOLDINGS LIMITED

    (ii) An underwriting profit commission equal to 2.5% of the aggregate net underwriting profits of LaSalle Re, where certain conditions are met.

  The Company has incurred $2,526 (1996 : $3,081; 1995 : $3,411) for underwriting services provided for the year ended September 30, 1997, of which $2,903 (1996 : $2,482) was payable at September 30, 1997.

  The Company has incurred $4,061 (1996 : $4,140; 1995 : $2,186) for underwriting profit commission for the year ended September 30, 1997, of which $2,890 was payable at September 30, 1997 (1996 : $3,350).

 (c) Administrative services

  During the period from the incorporation of LaSalle Re until September 30, 1997, LaSalle Re was party to an agreement with ARC Bermuda. Under this agreement, ARC Bermuda performed certain actuarial and administrative services on behalf of the Company. The management fees payable to ARC Bermuda during this period were as follows:

      CALENDAR YEAR
      -------------
      1994          $3,000
      1995          $5,000
      1996          $7,000
      1997          $3,300 and an underwriting profit commission equal to 2.75%
                         of the aggregate net underwriting profit of LaSalle
                         Re, where certain conditions were met.

  The Company has incurred $6,212 (1996 : $6,500; 1995 : $4,500) for administrative services for the year ended September 30, 1997, of which $1,987 was payable at September 30, 1997 (1996 : $Nil).

  Following the termination of the agreement, all personnel assigned to the Company by ARC Bermuda became employees of the Company and all services performed by ARC Bermuda are now performed in- house.

 (d) Investment management services

  LaSalle Re is party to an agreement with Aon Advisors (UK) Limited ("Aon UK") to provide investment management services. Fees are based on the average daily balance of the investment portfolio of the preceding quarter. The average daily balance is split into various bands, with fees calculated by applying a sliding scale of basis points to each band. In July 1997, the company re-negotiated a flat fee with Aon UK.

  The Company has incurred $1,057 (1996 : $1,028; 1995 : $987) for services provided for the year ended September 30, 1997, of which $215 (1996 : $272) was payable at September 30, 1997.

 (e) Claims handling services

  LaSalle Re was party to an agreement with Integrated Runoff Insurance Services Corporation ("IRISC") whereby IRISC performed certain claims handling services for LaSalle Re. The contract expired December 31, 1996.

  The Company has incurred $16 (1996 : $92; 1995 : $78) for services provided for the year ended September 30, 1997, of which $Nil (1996 : $Nil) was payable at September 30, 1997.


                                     10K-44

                          LASALLE RE HOLDINGS LIMITED

 (f) Reinsurance Services

  Effective January 1, 1997, LaSalle Re is party to a fronting agreement with Hedge Financial Products, an affiliate of CNA. CNA reinsures LaSalle Re 100% for the liabilities fronted. LaSalle Re received an administration fee of $250 for the services provided in the 1997 calendar year.

  As at September 30, 1997, fees due to the Company were $188, of which $60 was receivable.

12. CONCENTRATION OF CREDIT RISK

  The Company has investment guidelines which restrict investments in securities below an "AA" grade rating to 20% of the total portfolio and only 10% of the total portfolio can be invested in "BBB" grade rating. During the year the Company amended the guidelines to allow up to $5,000 to be invested in catastrophe bonds. These bonds may carry a rating below "BBB". In addition, the guidelines restrict investments in a single issuer to no greater than 5% of the market value of the portfolio (except for U.S. and U.K. Government issues) and, with respect to country of issue, to no greater than 25% of the market value of the portfolio, except for U.S. and supernational borrowers.

  A broker, who is unrelated to the Company, arranged more than 15% of the Company's premiums written for the year ended September 30, 1997 (1996 : 16%; 1995 : 21%). Another broker, who is unrelated to the Company, arranged more than 10% of the Company's premiums written for the year ended September 30, 1997 (1996 and 1995: less than 10%). A broker, who is related to the Company, arranged more than 16% of the Company's premiums written for the year ended September 30, 1997 (1996 : 12%; 1995 : 10%). Approximately 13% (1996 : 13%;
1995 : 15%) of the gross premiums written for the year ended September 30, 1997 were ceded by related companies.

13. OUTSTANDING LOSSES AND LOSS EXPENSES

  Activity in liability for losses and loss expenses during the years ended September 30, 1997, 1996 and 1995 is summarized as follows:

                                                     1997      1996      1995
                                                   --------  --------  --------
Balance as of October 1........................... $ 49,875  $ 66,654  $ 37,789
                                                   --------  --------  --------
Incurred related to:
  Current year....................................   22,095    31,910    52,587
  Prior year events...............................    9,104    19,567     7,810
                                                   --------  --------  --------
                                                     31,199    51,477    60,397
                                                   --------  --------  --------
Paid related to:
  Current year....................................   (3,216)  (10,222)  ( 7,572)
  Prior year......................................  (32,367)  (58,034)  (23,960)
                                                   --------  --------  --------
                                                    (35,583)  (68,256)  (31,532)
                                                   --------  --------  --------
Balance as of September 30........................ $ 45,491  $ 49,875  $ 66,654
                                                   ========  ========  ========

  The prior year development in 1997 relates primarily to an additional liability on Hurricane Fran, which occurred in September 1996. In addition, the Company has experienced late reporting on certain aggregate cover policies, with loss notifications being received in 1997 for contracts underwritten in prior years. The amounts incurred in respect of prior year losses in 1996 relate primarily to Hurricanes Luis and Marilyn, which occurred

                                     10K-45

                          LASALLE RE HOLDINGS LIMITED
in September 1995. Additional information reported by ceding companies in the months following the losses necessitated the provision of additional liabilities. This impact has been mitigated by the collection of additional reinstatement premiums. In respect of 1995, additional losses of $5,700 (gross of reinstatements of approximately $1,100) related to development on the Northridge earthquake, reflecting an increase in the market estimates of anticipated total insured loss.

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  The Company's functional currency is the U.S. dollar, however, as the Company operates internationally, it has exposure to changes in foreign currency exchange rates. These exposures include net cash inflows on non-U.S. dollar denominated insurance premiums.

  To manage the Company's exposure to these risks, the Company may enter into foreign exchange contracts in the major currencies to which the Company is exposed. These contracts generally involve the exchange of one currency for another at some future date. At September 30, 1997, the Company had no foreign exchange contracts in place. At September 30, 1996, the Company had a notional principal amount outstanding of approximately $25,192 in contracts to sell foreign currencies in the future. The fair value of these contracts, based on quoted forward rates available for the maturity of the contracts, as at September 30, 1996 was $(571). Losses of $1,906 (1996: $294 and 1995: $756) are
included in the Statements of Operations with respect to foreign exchange contracts.

  The Company may also enter into foreign exchange contracts to manage the exposures relating to known reinsurance losses denominated in foreign currencies. However, no such contracts had been entered into at September 30, 1997.

15. CREDIT FACILITY

  The Company has in place a $100 million committed line of credit from a syndicate of banks. The proceeds from the credit facility may only be used to buy preferred shares of LaSalle Re, which in turn may use the proceeds of such purchase to meet current cash requirements. The facility matures December 1, 2000, and is secured by a pledge ("legal mortgage") of all the capital stock of LaSalle Re held by the Company, including any preferred shares that may be issued by LaSalle Re to the Company. As at September 30, 1997, the facility had not been utilized.

  The line of credit contains various covenants, including: limitations on incurring additional indebtedness; prohibitions of dividends and other restricted payments that would cause the Company's tangible net worth (total shareholders' equity and minority interest) to fall below $375 million for calendar years 1997 and 1998, and $400 million thereafter; restriction of dividends per fiscal quarter to 12.5% of consolidated net income of the Company for the immediately preceding fiscal year; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $300 million or 70% of net premiums written; maintenance of statutory capital of LaSalle Re at the end of each fiscal year of at least $300 million; and maintenance of a ratio of net premiums written to statutory capital at the end of any fiscal quarter for the four fiscal quarters then ended of no more than 1.00 to 1.00 in each case. In order for the Company to pay dividends in excess of 50% of net income, the Company would have to renegotiate certain terms of its credit facility. As of September 30, 1997, the credit facility had not been utilized and the Company was in compliance with all covenants under the facility.

                                     10K-46

                          LASALLE RE HOLDINGS LIMITED

16. STATUTORY DATA

  The Company's ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by LaSalle Re. Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda, LaSalle Re is required to prepare statutory financial statements and to file in Bermuda a statutory financial return. LaSalle Re is required to maintain certain measures of solvency and liquidity.

  The statutory capital and surplus of LaSalle Re at September 30, 1997 was approximately $490,000 (1996: $477,000) and the minimum required statutory capital and surplus required by its license as a Class 4 insurer was $100,000 (1996: $100,000).

  In this regard, the declaration of dividends from retained earnings and distributions from additional paid in capital is limited to the extent that the above requirements are met. At September 30, 1997, there were no restrictions on the distribution of retained earnings.

17. SEGMENTAL INFORMATION

  The following table sets forth the Company's gross premiums written and the percentage thereof allocated to the zone of exposure for the years ended September 30, 1997, 1996 and 1995:

                                    1997             1996            1995
                               ---------------  --------------  --------------
                               PREMIUMS         PREMIUMS        PREMIUMS
                               WRITTEN     %    WRITTEN    %    WRITTEN    %
                               --------  -----  -------- -----  -------- -----
United States................. $ 75,338   44.0% $ 79,357  41.7% $ 91,561  45.4%
Europe (excluding the U.K.)...   18,553   10.8    21,959  11.6    21,041  10.4
United Kingdom................   15,165    8.8    16,310   8.6    14,089   7.0
Japan.........................    6,949    4.1     7,998   4.2     7,642   3.8
Australasia...................    6,472    3.8    11,038   5.8     9,756   4.8
Worldwide.....................   20,872   12.2    22,049  11.6    26,893  13.3
Worldwide (excluding U.S.)....   12,579    7.3    11,451   6.0     8,789   4.4
Other.........................   11,628    6.8    16,433   8.6    16,128   8.0
Lloyds syndicates.............   14,125    8.2         0   0.0         0   0.0
Reinstatements, adjustment
 premiums and no claim
 bonuses......................  (10,295)  (6.0)    3,556   1.9     6,017   2.9
                               --------  -----  -------- -----  -------- -----
                               $171,386  100.0% $190,151 100.0% $201,916 100.0%
                               ========  =====  ======== =====  ======== =====

18. TAXATION

  Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that will exempt the Company from taxation until the year 2016 in the event of any such taxes being imposed.

  The Company does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to United States income taxes.


                                     10K-47

                          LASALLE RE HOLDINGS LIMITED

19. UNAUDITED QUARTERLY FINANCIAL DATA

Year ended September 30, 1997

                                                 FIRST  SECOND   THIRD  FOURTH
                                                QUARTER QUARTER QUARTER QUARTER
                                                ------- ------- ------- -------
Net premiums earned............................ $43,123 $41,400 $45,903 $33,507
Net investment income (net of realized gains
 (losses)).....................................   8,179   8,535   7,904   9,046
Losses and loss expenses incurred..............  10,837   6,886   4,475   9,001
Net income (before minority interest)..........  28,047  32,698  37,685  23,038
Net income per share........................... $  1.16 $  1.34 $  1.63 $  1.02

Year ended September 30, 1996

                                                 FIRST  SECOND   THIRD  FOURTH
                                                QUARTER QUARTER QUARTER QUARTER
                                                ------- ------- ------- -------
Net premiums earned............................ $49,445 $53,647 $55,294 $36,755
Net investment income (net of realized gains
 (losses)).....................................   6,204   6,399   6,789   7,036
Losses and loss expenses incurred..............  15,882  18,354   9,954   7,287
Net income (before minority interest)..........  29,400  31,332  40,818  27,901
Net income per share........................... $  1.23 $  1.31 $  1.70 $  1.16

                                     10K-48

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  For information regarding the Company's executive officers, see "Executive Officers of the Company" in Part I. The other information required by this Item 10 is incorporated by reference to the information contained under the captions "Election of Directors", "Nominees", "Meetings and Committees of the Board of Directors" and "Section 16 Reporting" in the 1998 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  The information required for this item is incorporated by reference to the information contained under the caption "Management" in the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required for this item is incorporated by reference to the information contained under the caption "Beneficial Ownership of Common Shares--Directors, Officers and Other Beneficial Owners" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required for this item is incorporated by reference to the information contained under the caption "Certain Transactions" in the 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  The following documents are filed as a part of this report:

  (a) Financial Statements and Schedules:

    1. Financial Statements

     See Index to Financial Statements on page 26 of this report, which is incorporated herein by reference.

    2. Financial Statement Schedules:

     Schedules have been omitted since the required information is presented elsewhere in this report or is not applicable.

    3. Exhibits

     See Index to Exhibits on pages 52 to 55 of this report, which is incorporated herein by reference.

  (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                        ITEMS                                         FINANCIAL
          DATE                         REPORTED                                       STATEMENTS
          ----                         --------                                       ----------
      July 7, 1997                       9                                               No

  (c) Exhibits:

  The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 52 to 55 of this report, which is incorporated herein by reference. These Exhibits have been omitted from the copies of this Form 10-K that are being distributed to shareholders. The Company will furnish a copy of any Exhibit to any shareholder upon written request and upon payment of a fee to cover the Company's reasonable expenses in furnishing such Exhibit. Such requests may be made to: Investor Relations Department, LaSalle Re Holdings Limited, Continental Building, Church Street, Hamilton HM 12, Bermuda.

                                     10K-49

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN BERMUDA, ON THE 11TH DAY OF DECEMBER, 1997.

                                          LaSalle Re Holdings Limited

                                                   /s/ Andrew Cook
                                          By: _________________________________
                                                    Name: Andrew Cook
                                             Title: Senior Vice President and
                                                 Chief Financial Officer

                               POWER OF ATTORNEY

  EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS VICTOR H. BLAKE, ANDREW COOK, CLARE MORAN AND IVAN BERK, OR ANY OF THEM, AS SUCH PERSON'S TRUE AND LAWFUL ATTORNEYS-IN-FACT AND AGENTS, WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT, AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO, AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED AND ON THE 11TH DAY OF DECEMBER, 1997.

                 SIGNATURE                                     TITLE
                 ---------                                     -----


          /s/ Victor H. Blake               Chairman, President and Chief Executive
___________________________________________   Officer (Principal Executive Officer)
              Victor H. Blake

            /s/ Andrew Cook                 Senior Vice President and Chief Financial
___________________________________________   Officer (Principal Financial Officer)
                Andrew Cook

           /s/ Clare Moran                  Assistant Vice President--Financial
___________________________________________   Reporting (Principal Accounting Officer)
                Clare Moran

     /s/ William J. Adamson, Jr.            Director
___________________________________________
          William J. Adamson, Jr.

           /s/ Ivan P. Berk                 Director
___________________________________________
               Ivan P. Berk

         /s/ Jonathan H. Kagan              Director
___________________________________________
             Jonathan H. Kagan

       /s/ Donald P. Koziol, Jr.            Director
___________________________________________
           Donald P. Koziol, Jr.


                                    10K-50

                 SIGNATURE                                     TITLE
                 ---------                                     -----
           /s/ Tim I. Madden                Director
___________________________________________
               Tim I. Madden

          /s/ Lester Pollack                Director
___________________________________________
              Lester Pollack

         /s/ Peter J. Rackley               Director
___________________________________________
             Peter J. Rackley

           /s/ Paul J. Zepf                 Director
___________________________________________
               Paul J. Zepf



                                     10K-51

                               INDEX TO EXHIBITS

  Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

 EXHIBIT
 NUMBER             DESCRIPTION                       METHOD OF FILING
 -------            -----------                       ----------------
  3.1    Memorandum of Association          Incorporated by reference to
                                            Exhibit 3.1 to Registration
                                            Statement on Form S-1 (No. 33-
                                            97304)
  3.2    Bye-Laws                           Incorporated by reference to
                                            Exhibit 3.1 to Form 10-Q for the
                                            quarterly period ended December 31,
                                            1995 (File No. 0-27216)
 10.1    Excess Ownership Agreement dated   Incorporated by reference to
         November 27, 1995 among the        Exhibit 10.3 to Form 10-Q for the
         Company, LaSalle Re and the        quarterly period ended December 31,
         Founding Shareholders              1995 (File No. 0-27216)
 10.2    Amended and Restated Shareholders  Incorporated by reference to
         Agreement dated November 27, 1995  Exhibit 10.1 to Form 10-Q for the among the Company, LaSalle Re and  quarterly period ended December 31,
         the Founding Shareholders          1995 (File No. 0-27216)
 10.3    Amended and Restated Option        Incorporated by reference to
         Agreement dated November 27, 1995  Exhibit 10.2 to Form 10-Q for the among the Company, LaSalle Re and  quarterly period ended December 31,
         certain of the Founding            1995 (File No. 0-27216)
         Shareholders
 10.4    Conversion Agreement dated         Incorporated by reference to
         November 27, 1995 among the        Exhibit 10.4 to Form 10-Q for the
         Company, LaSalle Re and holders    quarterly period ended December 31,
         of Exchangeable Non-Voting Shares  1995 (File No. 0-27216)
 10.5    Amended and Restated Employment    Incorporated by reference to
         Agreement dated October 1, 1995    Exhibit 10.5 to Form 10-Q for the
         between Victor H. Blake and        quarterly period ended December 31,
         LaSalle Re*                        1995 (File No. 0-27216)
 10.6    Amended and Restated Underwriting  Incorporated by reference to
         Services Agreement dated           Exhibit 10.6 to Form 10-Q for the
         September 21, 1995 among the       quarterly period ended December 31,
         Company, LaSalle Re and CNA        1995 (File No. 0-27216)
         Bermuda**
 10.7    Amended and Restated               Incorporated by reference to
         Administrative Services Agreement  Exhibit 10.7 to Form 10-Q for the
         dated September 21, 1995 among     quarterly period ended December 31,
         the Company, LaSalle Re and ARC    1995 (File No. 0-27216)
 10.8    Amended and Restated Investment    Incorporated by reference to
         Management Agreement dated         Exhibit 10.8 to Registration
         September 21, 1995 among the       Statement on Form S-1 (No. 333-
         Company, LaSalle Re and Aon        14861)
         Advisors

--------
*  Management contract or compensatory plan.
** Pursuant to this service agreement, the services of Mr. Hengesbaugh are provided to the Company.

                                     10K-52

 EXHIBIT
 NUMBER             DESCRIPTION                       METHOD OF FILING
 -------            -----------                       ----------------
 10.9    Claims Agreement dated December    Incorporated by reference to
         16, 1993 between LaSalle Re and    Exhibit 10.9 to Registration
         Integrated Runoff Insurance        Statement on Form S-1 (No. 333-
         Services Corporation               14861)
 10.10   Employment Agreement dated         Incorporated by reference to
         October 1, 1995 between Andrew     Exhibit 10.10 to Form
         Cook and LaSalle Re*               10-Q for the quarterly period ended
                                            December 31, 1995 (File No. 0-27216)
 10.11   Credit Agreement dated as of       Incorporated by reference to
         December 1, 1995 among the         Exhibit 10.9 to Form 10-Q for the
         Company, several banks and         quarterly period ended December 31,
         Chemical Bank, as administrative   1995 (File No. 0-27216)
         agent
 10.12   First Amendment, dated September   Incorporated by reference to
         25, 1996, among the Company,       Exhibit 10.12 to Registration
         several banks and Chase Manhattan  Statement on Form S-1 (No. 333-
         Bank as administrative agent, to   14861)
         Credit Agreement dated as of
         December 1, 1995 among the
         Company, several banks and
         Chemical Bank, as administrative
         agent
 10.13   LaSalle Re Holdings Limited 1996   Incorporated by reference to
         Long-Term Incentive Plan*          Exhibit 10.13 to Registration
                                            Statement on Form S-1 (No. 333-
                                            14861)
 10.14   LaSalle Re Holdings Limited        Incorporated by reference to
         Employee Stock Purchase Plan*      Exhibit 10.14 to Registration
                                            Statement on Form S-1 (No. 333-
                                            14861)
 10.15   First Amendment dated July 1,      Incorporated by reference to
         1996 to Amended and Restated       Exhibit 10.15 to Registration
         Underwriting Services Agreement    Statement on Form S-1 (No. 333-
         dated as of September 21, 1995     14861)
         between CNA Bermuda and LaSalle
         Re
 10.16   First Amendment dated July 1,      Incorporated by reference to
         1996 to Amended and Restated       Exhibit 10.16 to Registration
         Administrative Services Agreement  Statement on Form S-1 (No. 333-
         dated as of September 21, 1995     14861)
         between ARC and LaSalle Re
 10.17   Quota Share Treaty between CNA     Incorporated by reference to
         International Reinsurance Company  Exhibit 10.17 to Registration
         Limited and LaSalle Re in respect  Statement on Form S-1 (No. 333-
         of 1994 underwriting year of       14861)
         account (London office)
 10.18   Quota Share Treaty between CNA     Incorporated by reference to
         International Reinsurance Company  Exhibit 10.18 to Registration
         Limited and LaSalle Re in respect  Statement on Form S-1 (No. 333-
         of 1995 underwriting year of       14861)
         account (London office)

--------
*  Management contract or compensatory plan.

                                     10K-53

 EXHIBIT
 NUMBER             DESCRIPTION                    METHOD OF FILING
 -------            -----------                    ----------------
 10.19   Quota Share Treaty between CNA     Incorporated by reference to
         International Reinsurance Company  Exhibit 10.19 to Registration
         Limited and LaSalle Re in respect  Statement on Form S-1 (No.
         of 1996 underwriting year of       333-14861)
         account (London office)
 10.20   Quota Share Treaty between CNA     Incorporated by reference to
         International Reinsurance Company  Exhibit 10.20 to Registration
         Limited and LaSalle Re in respect  Statement on Form S-1 (No.
         of 1994 underwriting year of       333-14861)
         account (Amsterdam office)
 10.21   Quota Share Treaty between CNA     Incorporated by reference to
         International Reinsurance Company  Exhibit 10.21 to Registration
         Limited and LaSalle Re in respect  Statement on Form S-1 (No.
         of 1995 underwriting year of       333-14861)
         account (Amsterdam office)
 10.22   Quota Share Treaty between CNA     Incorporated by reference to
         International Reinsurance Company  Exhibit 10.22 to Registration
         Limited and LaSalle Re in respect  Statement on Form S-1 (No.
         of 1996 underwriting year of       333-14861)
         account (Amsterdam office)
 10.23   LMX Quota Share Retrocessional     Incorporated by reference to
         Agreement between Continental      Exhibit 10.23 to Registration
         Casualty Company and LaSalle Re    Statement on Form S-1 (No.
         for the 1995 underwriting year of  333-14861)
         account
 10.24   LMX Quota Share Retrocessional     Incorporated by reference to
         Agreement between Continental      Exhibit 10.24 to Registration
         Casualty Company and LaSalle Re    Statement on Form S-1 (No.
         for the 1996 underwriting year of  333-14861)
         account
 10.25   Amendment of Amended and Restated  Incorporated by reference to
         Employment Agreement dated as of   Exhibit 10.25 to Registration
         October 1, 1996 between Victor H.  Statement on Form S-1 (No.
         Blake and LaSalle Re*              333-14861)
 10.26   Amendment of Employment Agreement  Incorporated by reference to
         dated as of October 1, 1996        Exhibit 10.26 to Registration
         between Andrew Cook and LaSalle    Statement on Form S-1 (No.
         Re*                                333-14861)
 10.27   Quota Share Treaty between CNA     Filed with this document
         International Reinsurance Company
         Limited and LaSalle Re in respect
         of 1997 underwriting year of
         account (London office)
 10.28   Quota Share Treaty between CNA     Filed with this document
         International Reinsurance Company
         Limited and LaSalle Re in respect
         of 1997 underwriting year of
         account (Amsterdam office)

--------
*  Management contract or compensatory plan.

                                     10K-54

 EXHIBIT
 NUMBER             DESCRIPTION                    METHOD OF FILING
 -------            -----------                    ----------------
 10.29   LMX Quota Share Retrocessional     Filed with this document
         Agreement between Continental
         Casualty Company and LaSalle Re
         for the 1997 underwriting year of
         account
 10.30   Second Amendment, dated March 13,  Filed with this document
         1997, among the Company, several
         banks and Chase Manhattan Bank as
         administrative agent, to Credit
         Agreement dated as of December 1,
         1995 among the Company, several
         banks and Chemical Bank, as
         administrative agent
 10.31   Catastrophe Equity Securities      Filed with this document
         Issuance Option Agreement, dated
         as of July 1, 1997 between the
         Company on the one hand and
         European Reinsurance Company of
         Zurich, Allianz
         Aktiengesellschaft, Continental
         Casualty Company and CIC-
         Hilldale, Inc. on the other hand
 10.32   First Amendment to LaSalle Re      Incorporated by reference to
         Holdings Limited 1996 Long-Term    Exhibit 4.4 to Registration
         Incentive Plan, dated September    Statement on Form S-8 (No.
         25, 1997*                          333-38653)
 10.33   First Amendment to LaSalle Re      Incorporated by reference to
         Holdings Limited Employee Stock    Exhibit 4.4 to Registration
         Purchase Plan, September 25,       Statement on Form S-8 (No.
         1997*                              333-38655)
 10.34   Agreement, dated September 9,      Filed with this document
         1997, terminating the Amended and
         Restated Administrative Services
         Agreement dated September 21,
         1995 among the Company, LaSalle
         Re and ARC
 11.1    Statement re computation of per    Filed with this document
         share earnings
 12.1    Statement re computation of ratio  Filed with this document of earnings to combined fixed
         charges and preferred share
         dividends
 13.1    Selected Financial Data from the   Filed with this document
         Annual Report to Shareholders for
         the fiscal year ended September
         30, 1997
 21.1    Subsidiaries of the Registrant     Incorporated by reference to
                                            Exhibit 21.1 to Registration
                                            Statement on Form S-1 (No.
                                            333-14861)
 24.1    Power of Attorney                  Included on signature page
 27.1    Financial Data Schedule            Filed with this document

--------
*  Management contract or compensatory plan.

                                     10K-55