Form 10-Q
period 1997-12-31
LASALLE RE HOLDINGS LTD
filed 1998-02-03
CIK 1001384

--------------------------------------------------------------------------------


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


               For the quarterly period ended December 31, 1997
                                              -----------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number 1-12823
                                    -------

                          LaSalle Re Holdings Limited
            (Exact name of registrant as specified in its charter)

                  Bermuda                              Not applicable
                -----------                      ---------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] Not applicable [ ]

The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of January 30, 1998 was 15,165,259.

--------------------------------------------------------------------------------

============================================================================

                          LaSalle Re Holdings Limited
                              INDEX TO FORM 10-Q

                        PART I - FINANCIAL INFORMATION
                                                                        Page
                                                                        ----
ITEM 1.  Unaudited Consolidated Financial Statements.

         Consolidated Balance Sheets
         December 31, 1997 and September 30, 1996......................   3

         Consolidated Statements of Operations
         Three Months ended December 31, 1997 and 1996.................   4

         Consolidated Statements of Changes in Shareholders' Equity
         Three Months ended December 31, 1997 and 1996.................   5

         Consolidated Statements of Cash Flows
         Three Months ended December 31, 1997 and 1996.................   6

         Notes to Unaudited Consolidated Financial Statements..........   7

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition.................   9


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................  15

Item 2.  Changes in Securities and Use of Proceeds.....................  15

Item 3.  Defaults upon Senior Securities...............................  15

Item 4.  Submission of Matters to a Vote of Security Holders...........  15

Item 5.  Other Information.............................................  15

Item 6.  Exhibits and Reports on Form 8-K..............................  15

Signatures.............................................................  16

===========================================================================

                            LaSalle Re Holdings Limited

                            Consolidated Balance Sheets
(Expressed in thousands of United States Dollars, except share and per share data)
                                     Unaudited

--------------------------------------------------------------------------------------------
                                                      December 31, 1997   September 30, 1997
Assets
Cash and cash equivalents                                      $ 48,948             $ 54,761
Investments held as available for sale at fair value            519,573              498,282
(amortized cost $515,456 : $495,705)
Accrued investment income                                        13,967               12,684
Reinsurance balances receivable                                  54,492               80,041
Deferred acquisition costs                                        8,879               11,932
Prepaid reinsurance premiums                                      3,674                5,837
Other assets                                                     25,819               22,551
                                                               --------             --------

Total assets                                                   $675,352             $686,088
                                                               ========             ========

Liabilities
Reserve for losses and loss expenses                           $ 45,186             $ 45,491
Unearned premium reserve                                         59,161               88,490
Other liabilities                                                25,501               22,823
Dividend payable                                                 11,341               10,703
                                                               --------              -------

Total liabilities                                               141,189              167,507
                                                               --------              -------

Minority interest                                                96,557               93,355
                                                               --------              -------

Shareholders' equity
Share capital authorized in the aggregate 100,000,000
  shares, par value $1
Preferred shares
  (issued & outstanding, 3,000,000 Series A
   preferred shares par value $1,
   liquidation preference $25 per share)                          3,000                3,000
Common shares
  (issued & outstanding, 15,133,915:15,073,914 par value $1)     15,134               15,074
Additional paid in capital                                      300,322              299,964
Unrealized gain on investments                                    3,251                2,035
Retained earnings                                               115,899              105,153

                                                               --------             --------
Total shareholders' equity                                      437,606              425,226
                                                               --------             --------

Total liabilities, minority interest and
shareholders' equity                                           $675,352             $686,088
                                                               ========             ========
--------------------------------------------------------------------------------------------




                             LaSalle Re Holdings Limited

                        Consolidated Statements of Operations
  (Expressed in thousands of United States Dollars, except share and per share data)
                                      Unaudited

======================================================================================
                                                         Three Months Ended
                                               December 31, 1997     December 31, 1996
Revenues

Gross premiums written                                 $9,624                $5,237
Premiums ceded                                          1,460                     0
                                                  -----------           -----------

Net premiums written                                   11,084                 5,237
Change in unearned premiums                            26,835                37,886
                                                  -----------           -----------

Net premiums earned                                    37,919                43,123

Net investment income                                   8,452                 8,148
Net realized gains on investments                         404                    31
Other income                                               63                     0
                                                  -----------           -----------

Total revenues                                         46,838                51,302
                                                  -----------           -----------

Expenses

Losses and loss expenses incurred                       8,698                10,837
Underwriting expenses                                   6,174                 7,115
Operational expenses                                    2,090                 3,304
Corporate expenses                                          0                   839
Interest expense                                          563                    67
Exchange (gain) loss                                     (366)                1,093
                                                  -----------           -----------

Total expenses                                         17,159                23,255
                                                  -----------           -----------


Income before minority interest                        29,679                28,047
Minority interest                                       5,901                 6,907
                                                  -----------           -----------

Net income                                            $23,778               $21,140
                                                   ==========           ===========

Earnings per Common Share                               $1.47                 $1.23
                                                  ===========           ===========

Earnings per Common Share - assuming dilution           $1.34                 $1.16
                                                  ===========           ===========



======================================================================================


                          LaSalle Re Holdings Limited

          Consolidated Statements of Changes in Shareholders' Equity
 (Expressed in thousands of United States Dollars, except share and per share data)
                                   Unaudited

-----------------------------------------------------------------------------------

                                                        Three Months Ended
                                           December 31, 1997     December 31, 1996


Preferred shares par value $1
Balance at beginning and end of period           $3,000                      $0
                                             ==========             ===========

Common shares par value $1
Balance at beginning of period                  $15,074                 $16,517
Exercise of share options                            50                       0
Issue of shares - employee stock purchase plan       10                       0

                                            -----------            ------------
Balance at end of period                        $15,134                 $16,517
                                             ==========             ===========

Additional paid in capital
Balance at beginning of period                 $299,964                $254,638
Issue of shares - employee stock purchase plan      358                       7

                                            -----------            ------------
Balance at end of period                       $300,322                $254,645
                                             ==========             ===========

Unrealized loss on investments
Balance at beginning of period                   $2,035                  $(2,136)
Unrealized gain in period                         1,216                    3,071

                                            -----------             ------------
Balance at end of period                         $3,251                     $935
                                             ==========              ===========

Retained earnings
Balance at beginning of period                $105,153                   $84,089
Net Income                                      23,778                    21,140
Common share dividends                         (11,341)                  (11,727)
Preferred share dividends                       (1,641)                        0
Exercise of share options                          (50)                        0
                                           -----------              ------------
Balance at end of period                      $115,899                   $93,502
                                            ==========               ===========


Total shareholders' equity                    $437,606                  $365,599
                                            ==========               ===========
===================================================================================


                             LaSalle Re Holdings Limited

                        Consolidated Statements of Cash Flows
                  (Expressed in thousands of United States Dollars)
                                      Unaudited

=============================================================================================
                                                                Three Months Ended
Cash flows from operating activities               December 31, 1997        December 31, 1996

Net income                                                   $23,778                  $21,140

Adjustments to reconcile net income to
cash provided by operating activities:
   Minority interest in net income                             5,901                    6,907
   Amortization of investment premium                            245                      517
   Net gain on sale of investments                              (404)                     (31)
   Unrealized loss on foreign exchange                          (651)                     466
Changes in:
   Reinsurance balances receivable                            26,422                   26,004
   Deferred acquisition costs                                  3,053                    4,380
   Prepaid reinsurance premiums                                2,163                        0
   Accrued investment income                                  (1,283)                    (939)
   Other assets                                               (3,268)                    (143)
   Reserve for losses and loss expenses                         (527)                  (4,506)
   Unearned premium reserve                                  (29,329)                 (37,886)
   Other liabilities                                           2,508                      574

                                                        ------------            -------------
Cash provided by operating activities                         28,608                   16,483
                                                        ------------            -------------

Cash flows from investing activities

Purchase of investments                                     (162,706)                 (85,650)
Proceeds on the sale of marketable securities                133,114                   53,671
Proceeds on the maturity of marketable securities             10,000                   23,000

                                                        ------------            -------------
Cash applied to investing activities                         (19,592)                  (8,979)
                                                        ------------            -------------

Cash flows from financing activities

Issue of shares                                                  368                        7
Dividends paid                                               (15,197)                  (5,682)

                                                        ------------            -------------
Cash applied to financing activities                         (14,829)                  (5,675)
                                                        ------------            -------------


Net (decrease) increase in cash and cash equivalents          (5,813)                   1,829

Cash and cash equivalents at beginning of period              54,761                   46,990
                                                        ------------            -------------
Cash and cash equivalents at end of period                   $48,948                  $48,819
                                                        ============            =============

=============================================================================================

                                       6

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements

--------------------------------------------------------------------------------


1. General

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by general accepted accounting principles for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the LaSalle Re Holdings Limited Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company's financial statements for the full year: in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

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

2.  Accounting Policies

Earnings per share have been calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"). Earnings per share are calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. For the purposes of this calculation, the exchangeable non-voting shares of LaSalle Re ("Exchangeable Non-Voting Shares") are considered outstanding common shares of the Company due to the exchangeable nature of the shares. Earnings per share assuming dilution are computed by dividing income available to common shareholders by the sum of all dilutive potential common shares outstanding during the period of calculation. Prior period calculations have been restated to give effect to SFAS 128.

3. Earnings per Share

Earnings per share have been calculated in accordance with SFAS 128:


                                        1997               1996
                                        ----               ----
Net income                           $    23,778        $    21,140
Add back: minority interest                5,901              6,907
Less: Series A preferred share            (1,641)            (    0)
 dividends                           -----------        -----------
Income available to common
shareholders                         $    28,038        $    28,047
                                     -----------        -----------

Weighted average number of shares
outstanding:
Common shares                         15,090,139         15,073,315
Exchangeable Non-Voting Shares         4,018,146          7,653,969
                                     -----------        -----------

                                      19,108,285         22,727,284
                                     -----------        -----------

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements


--------------------------------------------------------------------------------

     Earnings per share             $       1.47        $        1.23
                                    ============        =============

     Income available to common
     shareholders                   $     28,038        $      28,047
                                    ------------        -------------
     Weighted average number of
     common shares outstanding:       19,108,285           22,727,284
     Plus: incremental shares from
           assumed:
           exercise of options         1,674,419            1,479,096
           exercise of stock
           appreciation rights            79,653               57,244
                                    ------------        -------------
     Adjusted weighted average
     number of common shares
     outstanding                      20,862,357           24,263,624
                                    ------------        -------------

     Earnings per share
     assuming dilution              $       1.34        $        1.16
                                    ============        =============

As of December 31, 1997, the Company had 2,447,362 options outstanding and had granted 340,872 stock appreciation rights. As of December 31, 1996, the Company had 2,499,348 options outstanding and had granted 340,872 stock appreciation rights.

4.  Reinsurance

The effect of reinsurance on premiums written and earned is as follows:


                       Three months ended             Three months ended
                       December 31, 1997              December 31, 1996


                     Written        Earned         Written          Earned

Assumed              $ 9,624      $ 38,953         $ 5,237         $43,123

Ceded                  1,460        (1,034)              0               0
                     -------      --------         -------         -------

Net premiums         $11,084      $ 37,919         $ 5,237         $43,123
                     -------      --------         -------         -------


--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

--------------------------------------------------------------------------------

The following is a discussion and analysis of the Company's results of operations for the three months ended December 31, 1997 and 1996 and financial condition as of December 31, 1997. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

General

The Company primarily writes property catastrophe reinsurance on a worldwide basis through its subsidiary, LaSalle Re. Property catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Therefore, there can be significant volatility in the Company's results from fiscal quarter to quarter and fiscal year to year. Through LaSalle Re Capital, the Company also provides capital support to selected Lloyd's syndicates which individually write the following lines of business: direct and facultative property insurance: marine reinsurance: and professional indemnity, directors and officers insurance and bankers blanket bond business. In addition, as a result of the Company's limited operating and claims history, the financial data included herein are not necessarily indicative of the results of operations or financial condition of the Company in the future.

Results of Operations - for the three months ended December 31, 1997 and 1996

Traditionally, premiums written in the quarter ended December 31 are significantly lower than premiums written in other quarters in the fiscal year, as no major renewal date occurs during the quarter. Gross premiums written for the quarter ended December 31, 1997 were $9.6 million compared to $5.2 million for the quarter ended December 31, 1996, an increase of 84.6%. This increase was primarily due to premiums of $6.5 million written by LaSalle Re Capital in the quarter ended December 31, 1997. As LaSalle Re Capital commenced underwriting January 1, 1997, there is no comparison for the quarter ended December 31, 1996. The Company's property catastrophe book experienced a reduction in premiums written of $0.6 million for the quarter ended December 31, 1997 compared to December 31, 1996, due principally to the competitive rate environment, which has led to a lower number of international contracts being written. In addition, the Company experienced a reduction in reinstatement premiums of $0.9 million for the quarter ended December 31, 1997 compared to December 31, 1996, due to more favorable loss experience.

Premiums ceded for the quarter ended December 31, 1997 were $(1.5) million compared to nil in the quarter ended December 31, 1996. This was attributable to the quarterly recognition of a return premium provision on the reinsurance protection purchased by LaSalle Re. As LaSalle Re did not purchase reinsurance prior to January 1, 1997, there is no comparison for the quarter ended December 31, 1996.

As a result of the above, net premiums written for the quarter ended December 31, 1997 were $11.1 million compared to $5.2 million for the quarter ended December 31, 1996.

Net premiums earned for the quarter ended December 31, 1997 were $37.9 million compared to $43.1 million for the same quarter in 1996. The 12.1% decrease was the result of a reduction in premiums written from calendar year 1996 to calendar year 1997. Premiums on property catastrophe excess of loss contracts are earned on a pro rata basis over the period coverage is

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

provided, which is generally 12 months. Under proportional property catastrophe contracts, the risks underlying the contracts incept throughout the policy period and premiums generally are earned over 18 months.

Ceded premiums amortized of $1.0 million for the quarter ended December 31, 1997 relate to protection purchased by both LaSalle Re and LaSalle Re Capital. As these protections became effective as of January 1, 1997, there is no comparison for the quarter ended December 31, 1996.

Net investment income increased 4.9% to $8.5 million for the quarter ended December 31, 1997 from $8.1 million for the quarter ended December 31, 1996. Annualized investment income as a percentage of the average market value of invested assets was 6.0% for the quarter ended December 31, 1997 compared to 5.9% for the quarter ended December 31, 1996. The increase in net investment income was attributable to a larger average investment base.

Net realized gains on investments were $0.4 million during the quarter ended December 31, 1997 compared to $0.03 million during the quarter ended December 31, 1996. In accordance with generally accepted accounting principles, unrealized gains and losses on the Company's investment portfolio are not recognized in the Company's consolidated results of operations but are reflected as a separate component of shareholders' equity.

The following table sets forth the Company's combined ratios for the quarters ended December 31, 1997 and 1996:

                                          December 31, 1997    December 31, 1996
                                          --------------------------------------
Loss and loss expense ratio                     22.9%                25.1%
Expense ratio                                   21.8%                24.3%
Combined ratio                                  44.7%                49.4%

Losses and loss expenses incurred represents losses paid and reserves established in respect of specific losses and loss expenses reported by cedents and expected loss development and additions to incurred-but-not-reported loss reserves.

The Company incurred losses and loss expenses of $8.7 million during the quarter ended December 31, 1997 compared with $10.8 million during the quarter ended December 31, 1996. The main components of losses and loss expenses incurred during the quarter ended December 31, 1997 related primarily to losses incurred by LaSalle Re Capital and various risk losses. The main components of losses and loss expenses incurred during the quarter ended December 31, 1996 related to development for Hurricane Fran, winter storm activity in the United States, the United Kingdom and Northern Europe and the triggering of annual aggregate loss covers.

The expense ratio includes underwriting expenses and operational expenses. Underwriting expenses include brokerage, commissions, excise taxes and other costs related to underwriting reinsurance contracts. Underwriting expenses as a percentage of net earned premiums were 16.3% for the quarter ended December 31, 1997 compared to 16.5% for the quarter ended December 31, 1996. As a percentage of net premiums earned, fees accrued pursuant to the Underwriting Services Agreement were 4.4% for the quarter ended December 31, 1997 compared to 4.6% for the quarter ended December 31, 1996. The Company's brokerage, ceding and profit commissions were comparable for the quarters ended December 31, 1997 and 1996 at 11.9%.

Operational expenses as a percentage of earned premiums were 5.5% during the quarter ended December 31, 1997 compared with 7.7% for the quarter ended December 31, 1996. The

================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

reduction in operational expenses from $3.3 million for the quarter ended December 31, 1996 to $2.1 million for the quarter ended December 31, 1997 was principally due to the cessation of the Administrative Services Agreement with Aon Risk Consultants (Bermuda) Ltd. ("ARC"), effective October 1, 1997. As of such date, all of the personnel assigned to the Company by ARC became employees of the Company and the Company assumed the functions previously performed by ARC. In addition, the Company experienced a decrease in the level of executive compensation. This was primarily due to compensation booked in respect of stock appreciation rights. During the quarter ended December 31, 1996, the Company expensed $0.7 million in respect of stock appreciation rights compared to $0.1 million during the quarter ended December 31, 1997.

The Company did not incur any corporate expenses during the quarter ended December 31, 1997. Corporate expenses for the quarter ended December 31, 1996 were $0.8 million which included costs associated with the Company's secondary public offering (except the underwriting discount) and the formation costs of LaSalle Re Capital. All corporate expenses are charged to income in the period they are incurred.

Interest expense was $0.6 million during the quarter ended December 31, 1997 compared with $0.1 million in the quarter ended December 31, 1996. The increase in interest expense was due to financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract. Other interest expenses related to the ongoing commitment fees payable on the Company's credit facility. As at December 31, 1997, there were no borrowings under this facility.

Foreign exchange gains in the quarter ended December 31, 1997 were $0.4 million compared to losses of $1.1 million in the quarter ended December 31, 1996. The gains in the quarter ended December 31, 1997 were principally due to an increase in the value of the US dollar against sterling. In 1996, the losses were due to a decrease in the value of the US dollar against sterling which created unrealized losses on the Company's sterling receivable balances.

The Company's basic earnings per share were $1.47 for the quarter ended December 31, 1997 compared to $1.23 for the quarter ended December 31, 1996. Earnings per share assuming dilution were $1.34 for the quarter ended December 31, 1997 compared to $1.16 for the quarter ended December 31, 1996.

Liquidity and Capital Resources

As a holding company, the Company's assets consist primarily of all of the outstanding voting stock of LaSalle Re. The Company's cash flows depend primarily on dividends and other permitted payments from LaSalle Re and its subsidiaries.

LaSalle Re's sources of funds consist of net premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, brokerage, commissions, excise taxes, administrative expenses and dividends. Under the Insurance Act, 1978, amendments thereto and related regulations of Bermuda, LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files an affidavit stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the approval of the Bermuda Minister of Finance if it failed to meet its required margins in the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends which would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act from reducing its total opening statutory capital by more than 15% without the approval of the Minister of Finance.

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

Operating activities provided net cash of $26.6 million for the quarter ended December 31, 1997 and $16.5 million for the quarter ended December 31, 1996. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and investments. As of December 31, 1997, 84.2% of its total assets were held in cash and investments. To further mitigate the uncertainty surrounding the amount and timing of potential liabilities and to minimize interest rate risk, LaSalle Re maintains a short average duration for its investment portfolio. The modified average duration of the portfolio was 3.07 years at December 31, 1997. At December 31, 1997, the fair value of the Company's total investment portfolio, including cash, was $568.5 million.

The Company has adopted the Statement of Financial Accounting Standard No. 115 ("SFAS 115") to account for its marketable securities. In accordance with SFAS 115, all of the Company's investments are classified as "available for sale". Under this classification, investments are recorded at fair market value and any unrealized gains or losses are reported as a separate component of shareholders' equity. The unrealized gain on the investment portfolio net of amounts attributable to minority interest was $3.25 million at December 31, 1997 compared to a gain of $2.0 million at September 30, 1997.

As of December 31, 1997, 81.1% of the securities held in the Company's investment portfolio were fixed-income securities rated "AA" or better and 99.8% were fixed-income securities rated "A" or better by Standard & Poor's Rating Services or Moody's Investors Services, Inc. No single investment comprised more than 5% of the overall portfolio. In respect of the portfolio's Far East and Asian exposure, at December 31, 1997 the Company held bonds with a total market value of $48.5 million, which had total unrealized gains of $0.1 million. During January 1998, the Company sold approximately $10 million, par value, of these bonds generating small realized gains. Of those bonds still held, approximately 75% of the exposure is to AAA rated issuers, with the remaining exposure to at least AA rated issuers.

Reinsurance balances receivable were $54.5 million at December 31, 1997 compared to $80.0 million at September 30, 1997. This reduction reflected the seasonality of premiums written, with the Company traditionally writing a low level of premiums in the quarter ended December 31, compared to other calendar quarters. This also explains the decrease in unearned premiums and deferred acquisition costs from $88.5 million and $11.9 million, respectively, as at September 30, 1997 to $59.2 million and $8.9 million, respectively, at December 31, 1997. Included within reinsurance balances receivable at December 31, 1997 was $16.5 million which related to the business written by LaSalle Re Capital, compared to $11.3 million as at September 30, 1997.

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

Other assets increased from $22.6 million as at September 30, 1997 to $25.8 million as at December 31, 1997. This was primarily due to the purchase of fixed assets in connection with the termination of the Administrative Services Agreement and the deposit portion of the ceded reinsurance contract, which is accounted for in accordance with SFAS No. 113.

Other liabilities increased from $22.8 million as at September 30, 1997 to $25.5 million as at December 31, 1997. The increase of $2.7 million was primarily due to the payable established for the purchase of the fixed assets from ARC. The purchase price of the assets were $1.5 million, which is payable in four installments.

On December 31, 1997, the Company paid a dividend of $0.5469 per share to holders of record of Series A preferred shares on October 31, 1997. As of December 31, 1997, dividends due but not yet declared on the Series A preferred shares amounted to $0.5 million. On December 19, 1997, the Company declared a common share dividend of $0.75 per share to shareholders of record on January 2, 1998 payable on January 16, 1998. The actual amount and timing of any future Common Share dividends is at the discretion of the Board. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends in future periods.

In accordance with the terms of certain reinsurance contracts, the Company has posted letters of credit in the amount of $9.8 million as of December 31, 1997 as compared to $8.7 million as of September 30, 1997 to support outstanding loss reserves. In connection with LaSalle Re Capital's support of three Lloyd's syndicates, with effect from January 1, 1997 the Company posted letters of credit in the amount of $16.0 million (equivalent to (GBP) 9.8 million). All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of the outstanding letters of credit.

At December 31, 1997, reserves for unpaid losses and loss expenses were $45.2 million. The Company has no material commitments for capital expenditures.

The Company has in place a $100 million committed line of credit from a syndicate of banks. The proceeds from the credit facility may only be used to buy preferred shares of LaSalle Re which, in turn, may use the proceeds of such purchase to meet current cash requirements. The facility matures December 1, 2000, and is secured by a pledge ("legal mortgage") of all the capital stock of LaSalle Re held by the Company, including any preferred shares that may be issued by LaSalle Re to the Company. The line of credit contains various covenants, including limitations on incurring additional indebtedness; prohibitions of dividends and other restricted payments that would cause the Company's tangible net worth (total shareholders' equity and minority interest) to fall below $375 million for calendar years 1997 and 1998, and $400 million thereafter; restriction of dividends per fiscal quarter to 12.5% of consolidated net income of the Company for the immediately preceding fiscal year; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $300 million or 70% of net premiums written; maintenance of statutory capital of LaSalle Re at the end of each fiscal year of at least $300 million; and maintenance of a ratio of net premiums written to statutory capital at the end of any fiscal quarter for the four fiscal quarters then ended of no more than 1.00 to 1.00 in each case. In order for the Company to pay

================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

dividends in excess of 50% of net income, the Company would have to renegotiate certain terms of its credit facility. As of December 31, 1997, the credit facility had not been utilized.

Management has formed a year 2000 taskforce to assess the extent to which the Company's computer systems (and third parties' computer systems that are material to the Company's operations such as the computer systems of brokers and service providers) are capable of correctly processing information relating to dates in and after the year 2000. Until the taskforce completes its assessment, the Company cannot estimate the costs of making any modifications to the Company's computer systems that may be needed or the extent to which any failure to process date information correctly could have a material adverse effect on the Company's business, operations or financial condition.

The Company's financial condition and results of operations are influenced by both internal and external forces. Loss payments, investment returns and premiums may be impacted by changing rates of inflation and other economic conditions. Cash flows from operations and the liquidity of its investment portfolio are, in the opinion of the Company, adequate to meet the expected cash requirements of the Company over the next 12 months.

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These statements relate to the plans of the Company for future operations, including the dividend policy pursuant to which the Company intends to distribute as dividends to holders of common shares and Exchangeable Non-Voting Shares in each fiscal year 50% to 60% of the amount by which its net income (before minority interest) from the prior fiscal year exceeds the amount of dividends payable on Series A preferred shares in the current fiscal year. In light of the risks and uncertainties inherent in all future projections, these statements should not be regarded as a representation that the objectives will be achieved. Many factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited, to the following: catastrophic events of unanticipated frequency or severity; changes in the demand for or supply of property catastrophe reinsurance; actions of competitors; changes in the Company's financial ratings; changes in insurance or tax laws or regulations or governmental interpretations thereof; changes in foreign economic conditions including currency rate fluctuations; a major decrease in the cession of business from CNA Financial Corporation ("CNA"); or the termination of the Underwriting Services Agreement with an affiliate of CNA. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

================================================================================

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited
                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits - The following exhibits are filed as part of this report on Form 10-Q:

          3.1  Memorandum of Association (Incorporated by reference to Exhibit
               3.1 to Registration Statement on Form S-1 (File No. 33-97304)).
          3.2  Bye-Laws (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended December 31, 1995 (File No.
               0-27216)).
          27   Financial Data Schedule

     (b) Reports on Form 8-K - The following report on Form 8-K was filed during the quarter ended December 31, 1997:

          Item Reported                            Date of Report

          Sale of equity securities pursuant to
          Regulation S                             October 16, 1997

--------------------------------------------------------------------------------

================================================================================

                          LaSalle Re Holdings Limited
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:____________________          LASALLE RE HOLDINGS LIMITED
                                   /s/ Andrew Cook
                                   ---------------
                                   Name: Andrew Cook
                                   Title: Senior Vice President & Chief
                                          Financial Officer

Date:____________________          /s/ Victor H. Blake
                                   -------------------
                                   Name: Victor H. Blake
                                   Title: Chairman, President & Chief
                                          Executive Officer

Date:____________________          /s/ Andrew Cook
                                   ---------------
                                   Name: Andrew Cook
                                   Title: Senior Vice President & Chief
                                          Financial Officer

================================================================================