Form 10-Q
period 1998-03-31
LASALLE RE HOLDINGS LTD
filed 1998-05-11
CIK 1001384

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                                                --------------
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-12823
                                               -------


                          LaSalle Re Holdings Limited
            (Exact name of registrant as specified in its charter)


               Bermuda                              Not applicable
-------------------------------------    ---------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] Not applicable [_]


The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of, May 6, 1998 was 15,165,832.


================================================================================

================================================================================


                          LaSalle Re Holdings Limited
                              INDEX TO FORM 10-Q

                        PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1.   Unaudited Consolidated Financial Statements.

          Consolidated Balance Sheets
          March 31, 1998 and September 30, 1997............................    3

          Consolidated Statements of Operations and Comprehensive Income
          Three Months and Six Months ended March 31, 1998 and 1997........    4

          Consolidated Statements of Changes in Shareholders' Equity
          Three Months and Six Months ended March 31, 1998 and 1997........    5

          Consolidated Statements of Cash Flows
          Six Months ended March 31, 1998 and 1997.........................    6

          Notes to Unaudited Consolidated Financial Statements.............    7

ITEM 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition..........................................   10

                          PART 11 - OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................   20

ITEM 2.   Changes in Securities and Use of Proceeds........................   20

ITEM 3.   Defaults upon Senior Securities..................................   20

ITEM 4.   Submission of Matters to a Vote of Security Holders..............   20

ITEM 5.   Other information................................................   20

ITEM 6.   Exhibits and Reports on Form 8-K.................................   21

Signatures.................................................................   22


================================================================================

                          LaSalle Re Holdings Limited

                          Consolidated Balance Sheets

        (Expressed in thousands of United States Dollars, except share and per share data)
                                   Unaudited

======================================================================================================
                                                                March 31, 1998      September 30, 1997
Assets
Cash and cash equivalents                                             $ 77,413                $ 54,761
Investments held as available for sale at fair value                   508,l38                 498,282
(amortized cost $504,925 : $495,7O5)
Accrued investment income                                               11,516                  12,684
Reinsurance balances receivable                                        102,334                  8O,O4l
Deferred acquisition costs                                              16,458                  11,932
Prepaid reinsurance premiums                                            14,406                   5,837
Other assets                                                            28,321                  22,551
                                                                --------------      ------------------

Total assets                                                          $758,586                $686,088
                                                                ==============      ==================

Liabilities
Reserve for losses and loss expenses                                  $ 51,870                $ 45,491
Unearned premium reserve                                               110,524                  88,490
Other liabilities                                                       45,543                  22,823
Dividend payable                                                        11,374                  10,703
                                                                --------------      ------------------

Total liabilities                                                      219,311                 167,507
                                                                --------------      ------------------

Minority Interest                                                       97,628                  93,355
                                                                --------------      ------------------

Shareholders' equity
Share capital authorised in the aggregate 100,000,000
  shares, par value $1
Preferred shares
  (issued & outstanding, 3,000,000 Series A
  preferred shares par value $1,
  liquidation preference $25 per share)                                  3,000                   3,000
Common shares
  (issued & outstanding, 15,165,150 : 15,073,914 par value $1)          15,165                  15,074
Additional paid in capital                                             300,345                 299,964
Accumulated other comprehensive income
  Unrealized gain on investments                                         2,536                   2,035
Retained earnings                                                      120,601                 105,153
                                                                --------------      ------------------
Total shareholders' equity                                             441,647                 425,226
                                                                --------------      ------------------
Total liabilities, minority interest and
  shareholders' equity                                                $758,586                $686,088
                                                                ==============      ==================

See accompanying notes to unaudited consolidated financial statements

================================================================================

                          LaSalle Re Holdings Limited

        Consolidated Statements of Operations and Comprehensive Income
        (Expressed in thousands of United States Dollars, except share and per share data)
                                   Unaudited

=================================================================================================================
                                                      Three Months Ended                 Six Months Ended
                                                March 31, 1998   March 31, 1997   March 31, 1998  March 31, 1997
Revenues

Gross premiums written                                $ 94,631         $109,396         $104,255        $114,633
Premiums ceded                                         (12,426)         (10,151)         (10,966)        (10,151)
                                                --------------   --------------   --------------   -------------

Net premiums written                                    82,205           99,245           93,289         104,482
Change in unearned premiums                            (40,299)         (57,845)         (13,464)        (19,959)
                                                --------------   --------------   --------------   -------------

Net premiums earned                                     41,906           41,400           79,825          84,523

Net investment income                                    8,583            8,143           17,035          16,291
Net realized gains on investments                        1,613              392            2,017             423
Other income                                                 0                0               63               0
                                                --------------   --------------   --------------   -------------

Total revenues                                          52,102           49,935           98,940         101,237
                                                --------------   --------------   --------------   -------------

Expenses

Losses and loss expenses incurred                       19,938            6,886           28,636          17,723
Underwriting expenses                                    6,200            5,784           12,374          12,899
Operational expenses                                     3,514            2,621            5,604           5,925
Corporate expenses                                           0              529                0           1,368
Interest expense                                           439              536            1,002             603
Exchange (gain) loss                                       (12)             881             (378)          1,974
                                                --------------   --------------   --------------   -------------

Total expenses                                          30,079           17,237           47,238          40,492
                                                --------------   --------------   --------------   -------------

Income before minority interest                         22,023           32,698           51,702          60,745
Minority interest                                        4,290            8,933           10,191          15,840
                                                --------------   --------------   --------------   -------------

Net income                                              17,733           23,765           41,511          44,905

Other comprehensive Income

Unrealized (losses) gains on securities                   (715)          (5,326)             501          (2,530)
Less: reclassification adjustments
  for gains (losses) included in net income                763              433              507             (45)
                                                --------------   --------------   --------------   -------------

Total other comprehensive income                            48           (4,893)           1,008          (2,575)
                                                --------------   --------------   --------------   -------------

Comprehensive Income                                  $ 17,781         $ 18,872         $ 42,519        $ 42,330
                                                ==============   ==============   ==============   =============

Earnings per common share                                $1.06            $1.44            $2.53           $2.67
                                                ==============   ==============   ==============   =============

Earnings per common share - assuming dilution            $0.97            $1.34            $2.31           $2.50
                                                ==============   ==============   ==============   =============

See accompanying notes to unaudited consolidated financial statements

================================================================================

                          LaSalle Re Holdings Limited

          Consolidated Statements of Changes in Shareholders' Equity
        (Expressed in thousands of United States Dollars, except share and per share data)
                                   Unaudited

=================================================================================================================
                                                      Three Months Ended                 Six Months Ended
                                                March 31, 1998   March 31, 1997   March 31, 1998  March 31, 1997
Preferred shares par value $1
Balance at beginning of period                        $  3,000         $      0         $  3,000        $      0
Issue of shares                                              0            3,000                0           3,000

                                                --------------   --------------   --------------   -------------
Balance at end of period                              $  3,000         $  3,000         $  3,000        $  3,000
                                                ==============   ==============   ==============   =============

Common shares par value $1
Balance at beginning of period                        $ 15,134         $ 16,517         $ 15,074        $ 14,398
Exercise of share options                                   31                0               81               0
Issue of shares - employee stock purchase plan               0                0               10               0
Conversion of exchangeable non-voting shares                 0                0                0           2,119

                                                --------------   --------------   --------------   -------------
Balance at end of period                              $ 15,165         $ 16,517         $ 15,165        $ 16,517
                                                ==============   ==============   ==============   =============

Additional paid in capital
Balance at beginning of period                        $300,322         $254,645         $299,964        $221,968
Issue of shares - employee stock purchase plan              23               10              381              17
Issue of preferred shares, net of
  underwriting discount                                      0           70,283                0          70,283
Conversion of exchangeable non-voting shares                 0                0                0          32,670
                                                --------------   --------------   --------------   -------------
Balance at end of period                              $300,345         $324,938         $300,345        $324,938
                                                ==============   ==============   ==============   =============

Unrealized loss on investments
Balance at beginning of period                        $  3,251         $    935         $  2,035        $ (1,861)
Unrealized (loss) gain in period                          (715)          (5,325)             501          (2,254)
Conversion of exchangeable non-voting shares                 0                0                0            (275)

                                                --------------   --------------   --------------   -------------
Balance at end of period                              $  2,536         $ (4,390)        $  2,536        $ (4,390)
                                                ==============   ==============   ==============   =============

Retained earnings
Balance at beginning of period                        $115,899         $ 93,502         $105,153        $ 72,943
Net income                                              17,733           23,765           41,511          44,905
Common share dividends                                 (11,359)         (11,727)         (22,700)        (23,454)
Preferred share dividends                               (1,641)               0           (3,282)              0
Exercise of share options                                  (31)               0              (81)              0
Conversion of exchangeable non-voting shares                 0                0                0          11,146

                                                --------------   --------------   --------------   -------------
Balance at end of period                              $120,601         $105,540         $120,601        $105,540
                                                ==============   ==============   ==============   =============

Total shareholders' equity                            $441,647         $445,605         $441,647        $445,605
                                                ==============   ==============   ==============   =============

See accompanying notes to unaudited consolidated financial statements

================================================================================

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Cash Flows
               (Expressed In thousands of United States Dollars)
                                   Unaudited

==========================================================================================
                                                             Six Months Ended
Cash flows from operating activities               March 31, 1998         March 31, 1997
Net income                                            $  41,511              $  44,905

Adjustments to reconcile net income to
cash provided by operating activities:
 Minority interest in net income                         10,191                 15,840
 Amortization of investment premium                         484                  1,241
 Net gain on sale of investments                         (2,017)                  (423)
 Unrealized loss on foreign exchange                       (521)                   862
Changes in:
 Reinsurance balances receivable                        (21,920)               (37,992)
 Deferred acquisition costs                              (4,526)                (3,007)
 Prepaid reinsurance premiums                            (8,569)                (9,797)
 Accrued investment income                                1,168                    937
 Other assets                                            (5,770)               (18,642)
 Reserve for losses and loss expenses                     6,528                 (6,599)
 Unearned premium reserve                                22,034                 29,756
 Other liabilities                                       22,556                 27,458
                                                      ---------              ---------
Cash provided by operating activities                    61,149                 44,539
                                                      ---------              ---------
Cash flows from investing activities

Purchase of investments                                (234,223)              (149,580)
Net purchases of short term investments                       0                 (1,947)
Proceeds on the sale of marketable securities           206,535                111,538
Proceeds on the maturity of marketable securities        20,000                 46,000
                                                      ---------              ---------
Cash (applied to) provided by investing activities       (7,688)                 6,011
                                                      ---------              ---------
Cash flows from financing activities

Issue of shares                                             392                 72,655
Dividends paid                                          (31,201)               (21,818)
                                                      ---------              ---------
Cash (applied to) provided by investing activities      (3O,8O9)                50,837
                                                      ---------              ---------
Net Increase In cash and cash equivalents                22,652                101,387

Cash and cash equivalents at beginning of period         54,761                 46,990
                                                      ---------              ---------
Cash and cash equivalents at end of period            $  77,413              $ 148,377
                                                      =========              =========

See accompanying notes to unaudited consolidated financial statements

================================================================================

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
              (Expressed in thousands of United States Dollars,
                       except share and per share data)

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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company's financial statements for the full year; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

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

2. Comprehensive Income

During the quarter ended March 31, 1998, the Company adopted the reporting and disclosure requirements of SFAS No. 130 "Reporting Comprehensive Income".

3. Accounting Policies

Earnings per share have been calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"). Earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. For the purposes of this calculation, the exchangeable non-voting shares of LaSalle Re ("Exchangeable Non-Voting Shares") are considered outstanding common shares of the Company due to the exchangeable nature of the shares. Earnings per share assuming dilution are computed by dividing net income available to common shareholders by the sum of the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period of calculation. Prior period calculations have been restated to give effect to SFAS 128.


================================================================================

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
              (Expressed in thousands of United States Dollars,
                       except share and per share data)

================================================================================

4. Earnings per Share

Earnings per share have been calculated in accordance with SFAS 128:

                                                   Three Months Ended              Six Months Ended
                                                        March 31,                     March 31,
                                                   1998          1997            1998           1997
Net income                                     $    17,733   $    23,765     $    41,511    $    44,905
Add back: minority interest                          4,290         8,933          10,191         15,840
Less: Series A preferred share
  dividends                                         (1,641)          (73)         (3,281)           (73)
                                               -----------   -----------     -----------    -----------
Income available to common
  shareholders                                 $    20,382   $    32,625     $    48,421    $    60,672
                                               -----------   -----------     -----------    -----------
Weighted average number of shares
  outstanding:
Common shares                                   15,157,646    16,517,462      15,123,573     16,517,280
Exchangeable Non-Voting Shares                   4,018,146     6,210,180       4,018,146      6,210,180
                                               -----------   -----------     -----------    -----------
Weighted average number of shares
  outstanding:                                  19,175,792    22,727,642      19,141,719     22,727,460
                                               ===========   ===========     ===========    ===========
Earnings per share                             $      1.06   $      1.44     $      2.53    $      2.67
                                               ===========   ===========     ===========    ===========
Income available to common
  shareholders                                 $    20,382   $    32,625     $    48,421    $    60,672
                                               -----------   -----------     -----------    -----------
Weighted average number of common
  shares outstanding:                           19,175,792    22,727,642      19,141,719     22,727,460

Plus: incremental shares from assumed
  exercise of options                            1,722,423     1,552,005       1,745,881      1,445,337
  exercise of stock appreciation rights             80,973        63,833          83,602         57,313
Plus: contingently issuable shares                   4,609             0           2,266              0
                                               -----------   -----------     -----------    -----------
Adjusted weighted average number of
  common shares outstanding                     20,983,797    24,343,480      20,973,468     24,230,110
                                               -----------   -----------     -----------    -----------
Earnings per share assuming dilution           $      0.97   $      1.34     $      2.31    $      2.50
                                               ===========   ===========     ===========    ===========

As of March 31, 1998, the Company had 2,416,457 options outstanding and had granted 340,872 stock appreciation rights. As of March 31, 1997, the Company had 2,499,348 options outstanding and had granted 340,872 stock appreciation rights.

================================================================================

                          LaSalle Re Holdings Limited

              Notes to Unaudited Consolidated Financial Statements
(Expressed In thousands of United States Dollars, except share and per share data)
===============================================================================
5. Reinsurance

The effect of reinsurance on premiums written and earned is as follows:

              Three Months Ended  Three Months Ended   Six Months Ended   Six Months Ended
                 March 31, 1998     March 31, 1997       March 31, 1998     March 31, 1997
                Written   Earned   Written   Earned     Written   Earned   Written  Earned

Assumed          94,631   43,059   109,396   41,754     104,255   82,012   114,633  84,877

Ceded           (12,426)  (1,153)  (10,151)    (354)    (10,966)  (2,187)  (10,151)   (354)
                --------  ------   --------  -------    --------  -------  -------- -------
Net Premiums     82,205   41,906    99,245   41,400      93,289   79,825   104,482  84,523
                ========  ======   ========  =======    ========  =======  ======== =======

===========================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

================================================================================

The following is a discussion and analysis of the Company's results of operations for the three months and six months ended March 31, 1998 and 1997 and financial condition as of March 31, 1998. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

General

The Company primarily writes property catastrophe reinsurance on a worldwide basis through its subsidiary, LaSalle Re. Property catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Therefore, there can be significant volatility in the Company's results from fiscal quarter to quarter and fiscal year to year. Through LaSalle Re Capital, the Company also provides capital support to selected Lloyd's syndicates which individually write the following lines of business: direct and facultative property insurance; marine reinsurance; and professional indemnity, directors and officers insurance and bankers blanket bond business. In addition, as a result of the Company's limited operating and claims history, the financial data included herein are not necessarily indicative of the results of operations or financial condition of the Company in the future.

Results of Operations - for the three months ended March 31, 1998 and 1997

Gross premiums written for the quarter ended March 31, 1998 were $94.6 million compared to $109.4 million for the quarter ended March 31, 1997, a decrease of 13.5%. The Company's property catastrophe book experienced a reduction in gross premiums written of $25.9 million for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. Of this reduction, approximately $7.7 million resulted from the Company's reduction of its line sizes on two international quota share contracts, pursuant to its policy of reducing aggregate exposures in a declining rate environment. The remaining portion of the reduction was due to continuing competitive rates, which have led to lower priced premiums in comparison to those written in the quarter ended March 31, 1997, and the non-renewal of contracts in certain cases where the Company considered business to be under-priced. The reduction in the property catastrophe book was primarily related to international property catastrophe business with only 34.4% of the reduction related to United States property catastrophe business. Based on the Company's experience, rates for business written in the quarter ended March 31, 1998 were approximately 18% below rates written in the quarter ended March 31, 1997 for international business and approximately 15% below rates written in the quarter ended March 31, 1997 for United States business.

The decline in the core property catastrophe book during the quarter ended March 31, 1998 was offset by an increase in gross premiums written in other lines of business. For the quarter ended March 31, 1998 gross premiums written in other lines of business totaled $22.0 million or 23.3% of gross premiums written compared to $17.8 million or 16.3% of gross premiums written for the quarter ended March 31, 1997. This increase was primarily due to increased gross premiums written by LaSalle Re Capital.

Premiums ceded for the quarter ended March 31, 1998 were $12.4 million compared to $10.2 million in the quarter ended March 31, 1997. The increase of $2.2 million was principally due to an

================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

================================================================================

increase in the premiums associated with the Company's multi-year excess of loss policy, which was renewed January 1, 1998.

As a result of the above, net premiums written for the quarter ended March 31, 1998 were $82.2 million compared to $99.2 million for the quarter ended March 31, 1997.

Net premiums earned for the quarter ended March 31, 1998 were $41.9 million compared to $41.4 million for the same quarter in 1997. Positive premium adjustments for the quarter ended March 31, 1998, compared with significant negative premium adjustments for the quarter ended March 31, 1997 contributed to the 1.2% increase in net premiums earned. In addition, the increased premiums earned on business written by LaSalle Re Capital offset the decline in premiums earned on the property catastrophe book. Premiums written by LaSalle Re Capital are earned over a period of 18-24 months from the inception date of the contracts. As LaSalle Re Capital began writing premiums with effect from January 1, 1997, there were limited earnings in the quarter ended March 31, 1997. Premiums on property catastrophe excess of loss contracts are earned over the period coverage is provided, which is generally 12 months and under proportional property catastrophe contracts, with the risks underlying the contracts incepting throughout the contract period, premiums are generally earned over 18 months. Premiums on other lines of business are earned over the period for which coverage is provided, which can be anywhere from 12 months to 60 months.

Ceded premiums amortized were $1.2 million for the quarter ended March 31, 1998 compared to $0.4 million and related to protection purchased by both LaSalle Re and LaSalle Re Capital.

Net investment income increased 6.2% to $8.6 million for the quarter ended March 31, 1998 from $8.1 million for the quarter ended March 31, 1997. Annualized investment income as a percentage of the average market value of invested assets was 6.2% for the quarter ended March 31, 1998 compared to 6.0% for the quarter ended March 31, 1997. The increase in net investment income was primarily attributable to a larger average investment base.

Net realized gains on investments were $1.6 million during the quarter ended March 31, 1998 compared to $0.4 million during the quarter ended March 31, 1997. The gains in the quarter ended March 31, 1998 resulted primarily from a credit spread enhancement exercise undertaken during the period. In addition, the Company realized small gains on the sale of bonds with Far East and Asian exposure. In accordance with generally accepted accounting principles, unrealized gains and losses on the Company's investment portfolio are not recognized in the Company's consolidated results of operations but are reflected as part of comprehensive income and shown as a separate component of shareholders' equity.

The following table sets forth the Company's combined ratios for the quarters March 31, 1998 and 1997:


                                March 31, 1998        March 31, 1997
                                --------------        --------------
Loss and loss expense ratio         47.6%                 16.6%
Expense ratio                       23.2%                 20.3%
Combined ratio                      70.8%                 36.9%

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

================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

================================================================================

The Company incurred losses and loss expenses of $19.9 million during the quarter ended March 31, 1998 compared with $6.9 million during the quarter ended March 31, 1997. Of the losses incurred for the quarter ended March 31, 1998, $7.0 million related to a claim on an aggregate stop loss protection of which the Company was notified during the quarter. In addition, the Company incurred losses in respect of: satellite failures; various risk and aggregate stop loss protection losses; losses relating to the Company's participation in Lloyd's; the Canadian winter freeze which occurred in January 1998 and Typhoon Paka which hit Guam. The main components of losses and loss expenses incurred during the quarter ended March 31, 1997 related to tornado damage in the southern United States and the triggering of aggregate loss covers.

The expense ratio includes underwriting expenses and operational expenses. Underwriting expenses include brokerage, commissions, excise taxes and other costs related to underwriting reinsurance contracts. Underwriting expenses as a percentage of net earned premiums were 14.8% for the quarter ended March 31, 1998 compared to 14.0% for the quarter ended March 31, 1997. Due to lower underwriting profits, fees accrued pursuant to the Underwriting Services Agreement decreased in the quarter ended March 31, 1998 to 2.0% as a percentage of net earned premiums from 3.4% for the quarter ended March 31, 1997. The Company's brokerage, ceding and profit commissions increased from 10.6% for the quarter ended March 31, 1997 to 12.8% for the quarter ended March 31, 1998. The increase was partly due to an increase in earned premiums written by LaSalle Re Capital, whose expense ratio is approximately 20%, and partly due to an increase in the average cost of property catastrophe proportional business.

Operational expenses were $3.5 million for the quarter ended March 31, 1998 compared to $2.6 million for the quarter ended March 31, 1997. As a percentage of net premiums earned operational expenses were 8.4% during the quarter ended March 31, 1998 compared to 6.3% for the quarter ended March 31, 1997. The increase in operational expenses of $0.9 million was primarily due to an increase in the level of executive compensation booked in respect of stock appreciation rights. During the quarter ended March 31, 1998, the Company expensed $0.8 million in respect of stock appreciation rights compared to $0.1 million during the quarter ended March 31, 1997. Effective October 1, 1997, the Administrative Services Agreement with Aon Risk Consultants (Bermuda) Ltd. ("ARC"), was terminated and all of the personnel assigned to the Company by ARC became employees of the Company with the Company assuming the functions previously performed by ARC. The Company incurred $1.4 million in respect of this agreement during the quarter ended March 31, 1997. For the quarter ended March 31, 1998 the Company incurred compensation and other costs, previously paid by ARC of approximately $1.5 million.

The Company did not incur any corporate expenses during the quarter ended March 31, 1998. Corporate expenses for the quarter ended March 31, 1997 were $0.5 million, which included costs associated with the offering of preferred shares, except the underwriting discount, which was charged to additional paid in capital, and the initial costs associated with the tender offer. All corporate expenses are charged to income in the period they are incurred.

Interest expense was $0.4 million during the quarter ended March 31, 1998 compared with $0.5 million in the quarter ended March 31, 1997. Interest expense includes financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract and other interest expenses related to the ongoing commitment fees payable on the Company's credit facility. As at March 31, 1998, there were no borrowings under this facility.

Foreign exchange gains in the quarter ended March 31, 1998 were $0.01 million compared to losses of $0.9 million in the quarter ended March 31, 1997. The negligible gains in the quarter

================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

================================================================================

ended March 31, 1998 were principally due to gains on the Company's sterling and the Australian dollar positions, which were offset by losses on the Deutsche Mark and New Zealand dollar positions. In 1997, the losses were due to a decrease in the value of the US dollar against sterling, which created unrealized losses on the Company's sterling receivable balances.

The Company's earnings per share were $1.06 for the quarter ended March 31, 1998 compared to $1.44 for the quarter ended March 31, 1997. Earnings per share assuming dilution were $0.97 for the quarter ended March 31, 1998 compared to $1.34 for the quarter ended March 31, 1997.

Results of Operations - for the six months ended March 31, 1998 and 1997

Gross premiums written for the six months ended March 31, 1998 were $104.3 million compared to $114.6 million for the six months ended March 31, 1997, a decrease of 9.0%. The Company's property catastrophe book experienced a reduction in gross premiums written of $26.1 million for the six months ended March 31, 1998 compared to the six months ended March 31, 1997. Of this reduction, approximately $7.7 million resulted from the Company's reduction of its line sizes on two international quota share contracts, pursuant to its policy of reducing aggregate exposures in a declining rate environment. The remaining portion of the reduction is due to continuing competitive rates, which have led to lower priced premiums in comparison to those written in the six months ended March 31, 1997, and the non-renewal of contracts in certain cases where the Company considered business to be under-priced. The reduction in the property catastrophe book was primarily related to international property catastrophe business with only 33.5% of the reduction related to United States property catastrophe business.

The decline in the core property catastrophe book during the six months ended March 31, 1998 was offset by an increase in gross premiums written in other lines of business. For the six months ended March 31, 1998, gross premiums written in other lines of business totaled $30.7 million or 29.4% of gross premiums written compared to $20.2 million or 17.6% of gross premiums written for the six months ended March 31, 1997. The increase was primarily due to increased gross premiums of $9.0 million written by LaSalle Re Capital.

Premiums ceded for the six months ended March 31, 1998 were $11.0 million compared to $10.2 million in the six months ended March 31, 1997. This increase related to the reinsurance protections purchased by LaSalle Re and LaSalle Re Capital.

As a result of the above, net premiums written for the six months ended March 31, 1998 were $93.3 million compared to $104.5 million for the six months ended March 31, 1997.

Net premiums earned for the six months ended March 31, 1998 were $79.8 million compared to $84.5 million for the same period in 1997. The 5.6% decrease was the result of reduced premiums earned on the Company's core property catastrophe business, which was been partially offset by increased earned premiums on those premiums written by LaSalle Re Capital and positive premium adjustments. Premiums written by LaSalle Re Capital are earned over a period of 18-24 months from the inception date of the contracts. Premiums on property catastrophe excess of loss contracts are earned over the period coverage is provided, which is generally 12 months and under proportional property catastrophe contracts, with the risks underlying the contracts incepting throughout the contract period premiums are generally earned over 18 months. Premiums on other lines of business are earned over the period for which coverage is provided, which can be anywhere from 12 months to 60 months.

================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

================================================================================

Ceded premiums amortized were $2.2 million for the six months ended March 31, 1998 compared to $0.4 million for the six months ended March 31, 1997. The charge for the six months ended March 31, 1997 effectively included only one quarter's charge as the reinsurance protections were not in place until January 1, 1997.

Net investment income increased 4.3% to $17.0 million for the six months ended March 31, 1998 from $16.3 million for the six months ended March 31, 1997. Annualized investment income as a percentage of the average market value of invested assets was 6.1% for the six months ended March 31, 1998 compared to 6.0% for the six months ended March 31, 1997. The increase in net investment income was primarily attributable to a larger average investment base.

Net realized gains on investments were $2.0 million for the six months ended March 31, 1998 compared to $0.4 million for the six months ended March 31, 1997. The gains in the six months ended March 31, 1998 resulted primarily from a credit spread enhancement exercise undertaken during the quarter ended March 31, 1998. In accordance with generally accepted accounting principles, unrealized gains and losses on the Company's investment portfolio are not recognized in the Company's consolidated results of operations but are reflected as part of comprehensive income and shown as a separate component of shareholders' equity.

The following table sets forth the Company's combined ratios for the six months ended March 31, 1998 and 1997:

                                 March 31, 1998     March 31, 1997
                                 --------------     --------------

Loss and loss expense ratio          35.9%              21.0%
Expense ratio                        22.5%              22.3%
Combined ratio                       58.4%              43.3%

Losses and loss expenses incurred represents losses paid and reserves established in respect of specific losses and loss expenses reported by cedents and expected loss development and additions to incurred-but-not-reported loss reserves.

The Company incurred losses and loss expenses of $28.6 million during the six months ended March 31, 1998 compared with $17.7 million during the six months ended March 31, 1997. Of the losses incurred for the six months ended March 31, 1998, $7.0 million related to a claim on an aggregate stop loss protection contract. In addition, the Company incurred losses in respect of: satellite failures; various risk and aggregate stop loss protection losses; the Canadian winter freeze which occurred in January 1998 and Typhoon Paka which hit Guam. The main components of losses and loss expenses incurred during the six months ended March 31, 1997 related to: development on Hurricane Fran; winter storm activity in the United States, United Kingdom and Europe and the triggering of aggregate loss covers.

The expense ratio includes underwriting expenses and operational expenses. Underwriting expenses include brokerage, commissions, excise taxes and other costs related to underwriting reinsurance contracts. Underwriting expenses as a percentage of net earned premiums were 15.5% for the six months ended March 31, 1998 compared to 15.3% for the six months ended March 31, 1997. Due to lower underwriting profits in the six months ended March 31, 1998 fees accrued pursuant to the Underwriting Services Agreement as a percentage of net premiums earned, decreased to 3.1% from 4.0% for the six months ended March 31, 1997. The Company's brokerage, ceding and profit commissions increased from 11.3% for the six months ended March 31, 1997 to 12.4% for the six months ended March 31, 1998. The increase was partly due to an increase in earned premiums written by LaSalle Re Capital, whose expense ratio is approximately

================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

--------------------------------------------------------------------------------

20%. In addition, the Company experienced an increase in the average cost of property catastrophe proportional business.

Operational expenses were $5.6 million for the six months ended March 31, 1998, compared to $5.9 million for the six months ended March 31, 1997. As a percentage of net premiums earned, operational expenses were 7.0% during both the six months ended March 31, 1998 and the six months ended March 31, 1997. Effective October 1, 1997, the Administrative Services Agreement with ARC was terminated and all of the personnel assigned to the Company by ARC became employees of the Company with the Company assuming the functions previously performed by ARC. In respect of this agreement, the Company incurred $3.1 million during the six months ended March 31, 1997, whereas, for the six months ended March 31, 1998, the Company incurred compensation and other costs, previously paid by ARC of approximately $2.3 million. Offsetting this decrease in operational expenses of approximately $0.8 million was an increase in costs relating to LaSalle Re Capital of $0.4 million.

The Company did not incur any corporate expenses during the six months ended March 31, 1998. Corporate expenses of $1.4 million for the six months ended March 31, 1997 included costs associated with the secondary public offering, the formation costs of LaSalle Re Capital, the offering of preferred shares and initial costs associated with the tender offer. Corporate expenses do not include the underwriting discounts associated with these offerings. In respect of the secondary public offering, this cost was borne by the selling shareholders. In respect of the offering of preferred shares, the underwriting discount was charged to additional paid in capital.

Interest expense was $1.0 million during the six months ended March 31, 1998 compared with $0.6 million in the six months ended March 31, 1997. The increase in interest expense was due to financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract, which incepted January 1, 1997. Other interest expenses related to the ongoing commitment fees payable on the Company's credit facility. As at March 31, 1998, there were no borrowings under this facility.

Foreign exchange gains in the six months ended March 31, 1998 were $0.4 million compared to losses of $2.0 million in the six months ended March 31, 1997. The gains in the six months ended March 31, 1998 were principally due to an increase in the value of the United States dollar against sterling. In 1997, the losses resulted from an unfavorable closing of a Sterling forward contract, and a strengthening of the United States Dollar since January 1, 1997 against the major foreign currencies in which the Company wrote premiums.

The Company's earnings per share were $2.53 for the six months ended March 31, 1998 compared to $2.67 for the six months ended March 31, 1997. Earnings per share assuming dilution were $2.31 for the six months ended March 31, 1998 compared to $2.50 for the six months ended March 31, 1997.

Liquidity and Capital Resources

As a holding company, the Company's assets consist primarily of all of the outstanding voting stock of LaSalle Re. The Company's cash flows depend primarily on dividends and other permitted payments from LaSalle Re and its subsidiaries.

LaSalle Re's sources of funds consist of net premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, brokerage, commissions, excise taxes, administrative expenses and dividends. Under

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

--------------------------------------------------------------------------------

the Insurance Act, 1978, amendments thereto and related regulations of Bermuda (the "Insurance Act"), LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files an affidavit stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the approval of the Bermuda Minister of Finance if it failed to meet its required margins in the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends which would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act from reducing its total opening statutory capital by more than 15% without the approval of the Minister of Finance. LaSalle Re currently meets these requirements. In addition, the payment of dividends by LaSalle Re is subject to the rights of holders of the Exchangeable Non-Voting Shares to receive a pro rata share of any dividend and to its need to maintain shareholders' equity adequate to support the level of LaSalle Re's reinsurance operations.

Operating activities provided net cash of $61.1 million for the six months ended March 31, 1998 and $44.5 million for the six months ended March 31, 1997. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and investments. As of March 31, 1998, 77% of its total assets were held in cash and investments. To further mitigate the uncertainty surrounding the amount and timing of potential liabilities and to minimize interest rate risk, LaSalle Re maintains a short average duration for its investment portfolio. The modified average duration of the portfolio was
3.03 years at March 31, 1998. At March 31, 1998, the fair value of the Company's total investment portfolio, including cash, was $585.6 million.

The Company has adopted the Statement of Financial Accounting Standard No. 115 ("SFAS 115") to account for its marketable securities with all of the Company's investments classified as "available for sale". Under this classification, investments are recorded at fair market value and any unrealized gains or losses are reported as a separate component of shareholders' equity. In accordance with SFAS No. 130 "Reporting of Comprehensive Income", the unrealized gains or losses on these investments are disclosed as part of other comprehensive income in the income statement. The unrealized gain on the investment portfolio net of amounts attributable to minority interest was $2.5 million at March 31, 1998 compared to a gain of $2.0 million at September 30, 1997.

As of March 31, 1998, 85.1% of the securities held in the Company's investment portfolio were fixed-income securities rated "AA" or better and 99.8% were fixed-income securities rated "A" or better by Standard & Poor's Rating Service or Moody's Investors Service, Inc. No single investment comprised more than 5% of the overall portfolio. As at March 31, 1998, issuers from the Far East and Asia represented 6.6% of the investment portfolio. These bonds had an aggregate unrealized loss of $0.1 million. Of these bonds, all except one were rated AAA, with the other bond rated AA and maturing in July 1998.

Reinsurance balances receivable were $102.3 million at March 31, 1998 compared to $80.0 million at September 30, 1997. This increase was reflective of the seasonality of premiums

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

--------------------------------------------------------------------------------

written, with the Company traditionally writing its highest level of premiums in the quarter ended March 31 compared to other calendar quarters. In addition, included within reinsurance balances receivable at March 31, 1998 was $23.2 million which related to the business written by LaSalle Re Capital, compared to $11.3 million as at September 30, 1997. Given the three year accounting methodology utilized by Lloyd's, the majority of these balances will not be received until the year 2000. The seasonality of premiums written also explains the increases in unearned premiums and deferred acquisition costs from $88.5 million and $11.9 million, respectively, as September 30, 1997 to $110.5 million and $16.5 million, respectively, at March 31, 1998.

Prepaid reinsurance premiums increased from $5.8 million as at September 30, 1997 to $14.4 million as at March 31, 1998. The increase was due to the reinsurance coverage placed by the Company at January 1, 1998.

Other assets increased from $22.6 million as at September 30, 1997 to $28.3 million as at March 31, 1998. This was primarily due to the purchase of fixed assets in connection with the termination of the Administrative Services Agreement and the deposit portion of the ceded reinsurance contract, which is accounted for in accordance with SFAS No 113, together with the associated profit commission.

Other liabilities increased from $22.8 million as at September 30, 1997 to $45.5 million as at March 31, 1998. The increase of $22.7 million was primarily due to liabilities established for the multi-year excess of loss reinsurance program and the reinsurance protections purchased by LaSalle Re Capital.

On February 27, 1998, the Company paid a dividend of $0.5469 per share to holders of record of Series A preferred shares on January 28, 1998. As of March 31, 1998, dividends due but not yet declared on the Series A preferred shares amounted to $0.5 million. On March 20, 1998, the Company declared a common share dividend of $0.75 per share to shareholders of record on April 3, 1998, payable on April 17, 1998. The actual amount and timing of any future common share dividends is at the discretion of the Board. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends in future periods.

In accordance with the terms of certain reinsurance contracts, the Company has posted letters of credit in the amount of $8.9 million as of March 31, 1998 as compared to $8.7 million as of September 30, 1997 to support outstanding loss reserves. In connection with LaSalle Re Capital's support of three Lloyd's syndicates, with effect from January 1, 1997 the Company posted letters of credit in the amount of $16.4 million (equivalent to (Pounds)9.8 million). All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of the outstanding letters of credit.

At March 31, 1998, reserves for unpaid losses and loss expenses were $51.9 million. The Company has no material commitments for capital expenditures.

The Company has in place a $100 million committed line of credit from a syndicate of banks. The proceeds from the credit facility may only be used to buy preferred shares of LaSalle Re which, in turn, may use the proceeds of such purchase to meet current cash requirements. The facility matures December 1, 2000, and is secured by a pledge ("legal mortgage") of all the capital stock of LaSalle Re held by the Company, including any preferred shares that may be issued by

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

--------------------------------------------------------------------------------

LaSalle Re to the Company. The line of credit contains various covenants, including limitations on incurring additional indebtedness; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $300 million or 70% of net premiums written; maintenance of statutory capital of LaSalle Re of at least $300 million, increasing to $350 million at the end of calendar year 1998 and $400 million at the end of calendar year 1999 and thereafter; and maintenance of a ratio of net premiums written to statutory capital at the end of any fiscal quarter for the four fiscal quarters then ended of no more than 1.00 to 1.00 in each case. The Company may pay dividends and make other restricted payments so long as, after giving effect to such restricted payments, no event of default has occurred. Dividends and restricted payments are limited to 50% of consolidated net income for its immediately preceding fiscal year less amounts paid on the Series A preferred shares. In order for the Company to pay dividends in excess of 50% of consolidated net income, the Company would have to renegotiate certain terms of its credit facility. As of March 31, 1998, the credit facility had not been utilized.

Management has formed a year 2000 task force to assess the extent to which the Company's computer systems (and third parties' computer systems that are material to the Company's operations such as the computer systems of brokers and service providers) are capable of correctly processing information relating to dates in and after the year 2000. Until the task force completes its assessment, the Company cannot estimate the costs of making any modifications to the Company's computer systems that may be needed or the extent to which any failure to process data information correctly could have a material adverse effect on the Company's business, operations or financial condition.

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The statement is effective for fiscal year financial statements issued for periods ending after December 15, 1997. SFAS 131 requires the Company to report financial and descriptive information about its reportable operating segments. The Company is currently reviewing the impact of this standard on its financial reporting.

In February 1998, the Financial Standards Board issued SFAS No. 132 "Employers Disclosures about Pensions and Other Post Retirement Benefits". This statement is effective for fiscal years beginning after December 15, 1997. As the provisions of the statement need not be applied to immaterial items, the Company considers it unlikely that as a result of the statement disclosures will change significantly.

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

--------------------------------------------------------------------------------

statements relate to the plans of the Company for future operations, including the Company's dividend policy. In light of the risks and uncertainties inherent in all future projections, these statements should not be regarded as a representation that the objectives will be achieved. Many factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited, to the following: catastrophic events of unanticipated frequency or severity; changes in the demand for or supply of property catastrophe reinsurance; actions of competitors; changes in the Company's financial ratings; changes in insurance or tax laws or regulations or governmental interpretations thereof; changes in foreign economic conditions including currency rate fluctuations; a major decrease in the cession of business from CNA Financial Corporation ("CNA"); or the termination of the Underwriting Services Agreement with an affiliate of CNA. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The Annual General Meeting of Shareholders was held on February 26, 1998.

           The following directors were elected:

                                  Term Expiring  Votes in favor  Votes Withheld
           Tim I. Madden              2000         13,146,025        23,228
           Clement S. Dwyer           2001         13,145,025        24,228
           Donald P. Koziol           2001         13,146,575        22,678
           Peter J. Rackley           2000         13,146,775        22,478

           The terms of office of the following directors continued after the date of the Annual General Meeting: Until 1999 - William J. Adamson, Ivan P. Berk, and Paul J. Zepf. Until 2000 - Victor H. Blake and Lester Pollack.

           The appointment of KPMG Peat Marwick as independent public accountants for the Company for the fiscal year ending September 30, 1998 was approved. The holders of 13,158,202 voted in favor, 5,835 shares voted against and 5,216 shares abstained.

           Various bye-law amendments recommended by the Board of Directors were approved. The holders of 10,665,196 shares voted in favor. 696,894 shares voted against and 32,486 shares abstained.

ITEM 5.    OTHER INFORMATION.

           None.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits - The following exhibits are filed as part of this report on Form 10-Q:

           3.1  Memorandum of Association (Incorporated by reference to Exhibit
                3.1 to Registration Statement on Form S-1 (File No. 33-97304)).
           3.2  Bye-Laws (as amended February 26, 1998).
          10.1  Third Amendment, dated March 16, 1998, among the Company, several banks and Chase Manhattan Bank as administrative agent, to the Credit Agreement dated as of December 1, 1995 among the
                Company, several banks and Chemical Bank, as administrative agent.
          27    Financial Data Schedule

     (b)   Reports on Form 8-K - No reports were filed during the quarter.

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


Date:                     LASALLE RE HOLDINGS LIMITED
     ---------------      /s/ Andrew Cook
                          ---------------------------
                          Name: Andrew Cook
                          Title: Senior Vice President & Chief Financial Officer

Date:                     /s/ Victor H. Blake
     ---------------      ---------------------------
                          Name: Victor H. Blake
                          Title: Chairman, President & Chief Executive Officer

Date:                     /s/   Andrew Cook
     ---------------      ---------------------------
                          Name: Andrew Cook
                          Title: Senior Vice President & Chief Financial Officer



================================================================================