Form 10-Q
period 1998-06-30
LASALLE RE HOLDINGS LTD
filed 1998-08-11
CIK 1001384

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998
                                                -------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] Not applicable [_]

The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of August 6, 1998 was 15,176,685.

================================================================================

                          LaSalle Re Holdings Limited
                              INDEX TO FORM 10-Q

                        PART I - FINANCIAL INFORMATION



                                                                                  Page
                                                                                  ----
ITEM 1.    Unaudited Consolidated Financial Statements
           Consolidated Balance Sheets
           June 30, 1998 and September 30,1997..................................    3

           Consolidated Statements of Operations and Comprehensive Income
           Three Months and Nine Months ended June 30, 1998 and 1997............    4

           Consolidated Statements of Changes in Shareholders' Equity
           Three Months and Nine Months ended June 30, 1998 and 1997............    5

           Consolidated Statements of Cash Flows
           Nine Months ended June 30, 1998 and 1997.............................    6

           Notes to Unaudited Consolidated Financial Statements.................    7

ITEM 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition........................   10

                               PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings....................................................   20

ITEM 2.    Changes in Securities and Use of Proceeds............................   20

ITEM 3.    Defaults upon Senior Securities......................................   20

ITEM 4.    Submission of Matters to a Vote of Security Holders..................   20

ITEM 5.    Other information....................................................   20


ITEM 6.    Exhibits and Reports on Form 8-K.....................................   20

Signatures......................................................................   21


================================================================================

                          LaSalle Re Holdings Limited

                         Consolidated Balance Sheets
           (Expressed in thousands of United States Dollars, except
                           share and per share data)
                                  (Unaudited)

=========================================================================================================

                                                                    June 30, 1998      September 30, 1997

Assets
Cash and cash equivalents                                                 $85,146                $54,761
Investments held as available for sale at fair value                      493,373                498,282
(amortized cost $488,981: $495,705)
Accrued investment income                                                  12,657                 12,684
Reinsurance balances receivable                                           103,110                 80,041
Deferred acquisition costs                                                 14,742                 11,932
Prepaid reinsurance premiums                                               10,963                  5,837
Other assets                                                               32,935                 22,551
                                                                     ------------            -----------
Total assets                                                             $752,926               $686,088
                                                                     ============            ===========

Liabilities
Reserve for losses and loss expenses                                      $65,550                $45,491
Unearned premium reserve                                                   93,788                 88,490
Other liabilities                                                          39,245                 22,823
Dividend payable                                                           11,366                 10,703
                                                                     ------------            -----------
Total liabilities                                                         209,949                167,507
                                                                     ------------            -----------
Minority interest                                                          98,325                 93,355
                                                                     ------------            -----------

Shareholders' equity
Share capital authorised in the aggregate 100,000,000
 shares, par value $1
Preferred shares
 (issued & outstanding, 3,000,000 Series A
 preferred shares par value $1,
 liquidation preference $25 per share)                                      3,000                  3,000
Common shares
 (issued & outstanding, 15,175,882: 15,073,914 par value $1)               15,176                 15,074
Additional paid in capital                                                300,725                299,964
Accumulated other comprehensive income
 Unrealized gain on investments                                             3,468                  2,035
Retained earnings                                                         122,283                105,153
                                                                     ------------            -----------
Total shareholders' equity                                                444,652                425,226
                                                                     ------------            -----------
Total liabilities, minority interest and
shareholders' equity                                                     $752,926               $688,088
                                                                     ============            ===========


See accompanying notes to unaudited consolidated financial statements

=========================================================================================================

                          LaSalle Re Holdings Limited

        Consolidated Statements of Operations and Comprehensive Income (Expressed in thousands of United States Dollars, except share and per share data)
                                  (Unaudited)

================================================================================

                                                        Three Months Ended                        Nine Months Ended
                                                 June 30, 1998      June 30, 1997         June 30, 1998       June 30, 1997
Revenues

Gross premiums written                                $26,769            $29,454              $131,024            $144,087
Premiums ceded                                          1,991              1,665                (8,975)             (8,486)
                                                      -------            -------              --------            --------

Net premiums written                                   28,760             31,119               122,049             135,601
Change in unearned premiums                            13,293             14,784                  (171)             (5,175)
                                                      -------            -------              --------            --------

Net premiums earned                                    42,053             45,903               121,878             130,426

Net investment income                                   8,732              8,468                25,767              24,759
Net realized gains (losses) in investments                515               (564)                2,532                (141)
Other income                                                0                125                    63                 125
                                                      -------            -------              --------            --------

Total revenues                                         51,300             53,932               150,240             155,169
                                                      -------            -------              --------            --------
Expenses

Losses and loss expenses incurred                      23,607              4,475                52,243              22,198
Underwriting expenses                                   6,815              8,018                19,189              20,917
Operational expenses                                    2,120              3,049                 7,724               8,974
Corporate expenses                                        139                256                   139               1,624
Interest expense                                          392                537                 1,394               1,140
Exchange (gain) loss                                       54                (88)                 (324)              1,886
                                                      -------            -------              --------            --------

Total expenses                                         33,127             16,247                80,365              56,739
                                                      -------            -------              --------            --------

Income before minority interest                        18,173             37,685                69,875              98,430
Minority interest                                       3,480              7,729                13,671              19,999
                                                      -------            -------              --------            --------
Net income                                             14,693             29,956                56,204              78,431

Other comprehensive income

Unrealized gains (losses) on securities                 1,274              2,724                 2,160                 472
Less: reclassification adjustments
   for gains (losses) included in net income             (342)               561                  (727)                284
                                                      -------            -------              --------            --------

Total other comprehensive income                          932              3,285                 1,433                 756
                                                      -------            -------              --------            --------
Comprehensive income                                  $15,625            $33,241              $ 57,637            $ 79,187
                                                      =======            =======              ========            ========

Earnings per common share                             $  0.86            $  1.76              $   3.39            $   4.40
                                                      =======            =======              ========            ========
Earnings per common share - assuming dilution         $  0.78            $  1.63              $   3.09            $   4.10
                                                      =======            =======              ========            ========

See accompanying notes to unaudited consolidated financial statements

================================================================================


                                                    LaSalle Re Holdings Limited

                                    Consolidated Statements of Changes in Shareholders' Equity
                        (Expressed in thousands of United States Dollars, except share and per share data)
                                                            (Unaudited)

===================================================================================================================================

                                                                    Three Months Ended                    Nine Months Ended
                                                               June 30, 1998     June 30, 1997     June 30, 1998     June 30, 1997
Preferred shares par value $1
Balance at beginning of period                                      $  3,000          $  3,000          $  3,000          $      0
Issue of shares                                                            0                 0                 0             3,000
                                                                    --------          --------          --------          --------
Balance at end of period                                            $  3,000          $  3,000          $  3,000          $  3,000
                                                                    ========          ========          ========          ========

Common shares par value $1
Balance at beginning of period                                      $ 15,165          $ 16,517          $ 15,074          $ 14,398
Exercise of share options                                                  0                 0                81                 0
Issue of shares - employee stock purchase plan                             1                 0                11                 0
Issue of shares                                                           10                 0                10                 0
Conversion of exchangeable non-voting shares                               0             2,260                 0             4,379
Share repurchase                                                           0            (3,704)                0            (3,704)
                                                                    --------          --------          --------          --------
Balance at end of period                                            $ 15,176          $ 15,073          $ 15,176          $ 15,073
                                                                    ========          ========          ========          ========

Additional paid in capital
Balance at beginning of period                                      $300,345          $324,938          $299,964          $221,968
Issue of shares -  employee stock purchase plan                           30                13               411                30
Issue of shares                                                          350                 0               350                 0
Issue of preferred shares, net of underwriting discount                    0                 0                 0            70,283
Conversion of exchangeable non-voting shares                               0            21,436                 0            54,106
Share repurchase                                                           0           (44,571)                0           (44,571)
                                                                    --------          --------          --------          --------
Balance at end of period                                            $300,725          $301,816          $300,725          $301,816
                                                                    ========          ========          ========          ========

Unrealized gain (loss) on investments
Balance at beginning of period                                      $  2,536          $ (4,390)         $  2,035          $ (1,861)
Unrealized gain in period                                                932             3,657             1,433             1,403
Conversion of exchangeable non-voting shares                               0              (372)                0              (647)
                                                                    --------          --------          --------          --------
Balance at end of period                                            $  3,468          $ (1,105)         $  3,468          $ (1,105)
                                                                    ========          ========          ========          ========

Retained earnings
Balance at beginning of period                                      $120,601          $105,540          $105,153          $ 72,943
Net income                                                            14,693            29,956            56,204            78,431
Common share dividends                                               (11,370)          (10,702)          (34,070)          (34,156)
Preferred share dividends                                             (1,641)           (1,166)           (4,923)           (1,166)
Exercise of share options                                                  0                 0               (81)                0
Conversion of exchangeable non-voting shares                               0             8,945                 0            20,091
Share repurchase                                                           0           (30,684)                0           (34,254)
                                                                    --------          --------          --------          --------
Balance at end of period                                            $122,283          $101,889          $122,283          $101,889
                                                                    ========          ========          ========          ========

Total shareholders' equity                                          $444,652          $420,673          $444,652          $420,673
                                                                    ========          ========          ========          ========


See accompanying notes to unaudited consolidated financial statements
===================================================================================================================================

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Cash Flows
               (Expressed in thousands of United States Dollars)
                                  (Unaudited)

================================================================================

                                                            Nine Months Ended
                                                      June 30, 1998    June 30, 1997
Cash flows from operating activities

Net income                                              $  56,204        $  78,431

Adjustments to reconcile net income to
cash provided by operating activities:
  Minority interest in net income                          13,671           19,999
  Amortization of investment premium                          701              940
  Net (gain) loss on sale of investments                   (2,532)             141
  Unrealized (gain) loss on foreign exchange                 (648)             465
Changes in:
  Reinsurance balances receivable                         (22,434)         (33,690)
  Deferred acquisition costs                               (2,810)          (2,186)
  Prepaid reinsurance premiums                             (5,126)          (7,654)
  Accrued investment income                                    27            1,500
  Other assets                                            (10,226)         (19,625)
  Reserve for losses and loss expenses                     19,198           (7,200)
  Unearned premium reserve                                  5,297           12,829
  Other liabilities                                        16,955           27,053

                                                        ---------        ---------
Cash (applied to) provided by operating activities         68,277           71,003
                                                        ---------        ---------

Cash flows from investing activities

Purchase of investments                                  (319,564)        (250,706)
Net purchases of short term investments                         0           (6,813)
Proceeds on the sale of investments                       293,119          201,415
Proceeds on the maturity of investments                    35,000           71,000

                                                        ---------        ---------
Cash (applied to) provided by investing activities          8,555           14,896
                                                        ---------        ---------

Cash flows from financing activities

Issue of shares                                               783           72,668
Dividends paid                                            (47,230)         (39,122)
Share repurchase                                                0          (99,068)

                                                        ---------        ---------
Cash (applied to) provided by investing activities        (46,447)         (65,522)
                                                        ---------        ---------

Net increase in cash and cash equivalents                  30,385           20,377

Cash and cash equivalents at beginning of period           54,761           46,990

                                                        ---------        ---------
Cash and cash equivalents at end of period              $  85,146        $  67,367
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

2. Comprehensive Income

During the quarter ended March 31, 1998, the Company adopted the reporting and disclosure requirements of SFAS No.130 "Reporting Comprehensive Income".

3. Accounting Policies

Earnings per share have been calculated in accordance with Statement of Financial Accounting Standards No.128 ("SFAS 128"). Earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. For the purposes of this calculation, the exchangeable non-voting shares of LaSalle Re ("Exchangeable Non-Voting Shares") are considered outstanding common shares of the Company due to the exchangeable nature of the shares. Earnings per share assuming dilution are computed by dividing net income available to common shareholders by the sum of the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period of calculation. Prior period calculations have been restated to give effect to SFAS 128.

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

4. Earnings per Share

Earnings per share have been calculated in accordance with SFAS No. 128:

                                               Three Months Ended              Nine Months Ended
                                                    June 30,                        June 30,
                                           1998                 1997       1998                  1997
Net income                                 $    14,693   $    29,956       $    56,204    $    78,431
Add back: minority interest                      3,480         7,729            13,671         19,999
Less: Series A preferred share
   dividends                                    (1,641)       (1,641)           (4,922)        (1,741)
                                           -----------   -----------       -----------    -----------
Income available to common
   shareholders                            $    16,532   $    36,044       $    64,953    $    96,689
                                           -----------   -----------       -----------    -----------
Weighted average number of shares
  outstanding:
Common shares                               15,167,816    15,635,182        15,138,550     15,734,587
Exchangeable Non-Voting Shares               4,018,146     4,888,018         4,018,146      6,263,523
                                           -----------   -----------       -----------    -----------
Weighted average number of shares
     outstanding:                           19,185,962    20,523,200        19,156,696     21,998,110
                                           ===========   ===========       ===========    ===========
Earnings per share                         $      0.86   $      1.76       $      3.39    $      4.40
                                           ===========   ===========       ===========    ===========
Income available to common
   shareholders                            $    16,532   $    36,044       $    64,953    $    96,689
                                           -----------   -----------       -----------    -----------
Weighted average number of common
   shares outstanding:                      19,185,962    20,523,200        19,156,696     21,998,110
Plus: incremental shares from assumed
   exercise of options                       1,772,511     1,579,785         1,739,551      1,511,357
   exercise of stock appreciation rights        88,064        66,544            83,623         60,262
Plus: contingently issuable shares              38,455             0            13,983              0
Adjusted weighted average number of        -----------   -----------       -----------    -----------
   common shares outstanding                21,084,992    22,169,529        20,993,853     23,569,729
                                           -----------   -----------       -----------    -----------
Earnings per share assuming dilution       $      0.78   $      1.63       $      3.09    $      4.10
                                           ===========   ===========       ===========    ===========

As of June 30, 1998, the Company had 2,416,457 options outstanding and had granted 340,872 stock appreciation rights. As of June 30, 1997, the Company had 2,686,887 options outstanding and had granted 340,872 stock appreciation rights.

================================================================================
                                       8

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

5. Reinsurance

The effect of reinsurance on premiums written and earned is as follows:

               Three Months Ended    Three Months Ended    Nine Months Ended      Nine Months Ended
                 June  30, 1998        June 30, 1997         June 30, 1998          June 30, 1997
               Written     Earned    Written     Earned    Written    Earned     Written     Earned
Assumed        $26,769    $43,505    $29,454    $46,382    $131,024  $124,364    $144,087    $131,259
Ceded            1,991     (1,452)     1,665       (479)     (8,975)   (2,486)     (8,486)       (833)
               -------    -------    -------    -------    --------  --------    --------    --------
Net Premiums   $28,760    $42,053    $31,119    $45,903    $122,049  $121,878    $135,601    $130,426
               =======    =======    =======    =======    ========  ========    ========    ========

================================================================================

                          LaSalle Re Holdings Limited

         Management's Discussion and Anaylsis of Results of Operations
                            and Financial Condition
================================================================================

The following is a discussion and analysis of the Company's results of operations for the three months and nine months ended June 30, 1998 and 1997 and financial condition as of June 30, 1998. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

General

The Company primarily writes property catastrophe reinsurance on a worldwide basis through its subsidiary, LaSalle Re. Property catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Therefore, there can be significant volatility in the Company's results from fiscal quarter to quarter and fiscal year to year. Through LaSalle Re Capital, the Company also provides capital support to selected Lloyd's syndicates which individually write the following lines of business: direct and facultative property insurance; marine reinsurance; and professional indemnity, directors and officers insurance and bankers blanket bond business. Due to the nature of the business written by the Company, the financial data included herein is not necessarily indicative of the results of operations or financial condition of the Company in the future.

Results of Operations -- for the three months ended June 30, 1998 and 1997

Gross premiums written for the quarter ended June 30, 1998 were $26.8 million compared to $29.5 million for the quarter ended June 30, 1997, a decrease of 9.2%. The Company's property catastrophe book experienced a reduction in gross premiums written of $4.1 million for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. The reduction in the property catastrophe book was related to both US and International business. In respect of US property catastrophe business, the Company was unable to renew certain contracts underwritten in 1997 due to the consolidation of certain ceding companies. The reduction in international property catastrophe business was primarily due to the non-renewal of contracts in cases where the Company considered the business to be under-priced.

The decline in the core property catastrophe book during the quarter ended June 30, 1998 was offset by an increase in gross premiums written in other lines of business. For the quarter ended June 30, 1998 gross premiums written in other lines of business totaled $11.0 million or 41.0% of gross premiums written compared to $8.5 million or 28.8% of gross premiums written for the quarter ended June 30, 1997. This increase was primarily due to increased gross premiums written by LaSalle Re Capital and the inclusion of a new property pro-rata contract.

Premiums ceded for the quarter ended June 30, 1998 were $(2.0) million compared to $(1.7) million in the quarter ended June 30, 1997.

As a result of the above, net premiums written for the quarter ended June 30, 1998 were $28.8 million compared to $31.1 million for the quarter ended June 30, 1997.

Net premiums earned for the quarter ended June 30, 1998 were $42.1 million compared to $45.9 million for the same quarter in 1997. The decline in premiums earned on the property catastrophe book was partly offset by the increased premiums earned on business written by LaSalle Re Capital. Premiums written by LaSalle Re Capital are earned over a period of 18-24 months from the inception date of the underlying contracts. As LaSalle Re Capital began writing premiums with effect from January 1, 1997, there were limited earnings in the quarter ended June 30, 1997. Premiums on property catastrophe excess of loss contracts are earned over the period coverage is provided, which is generally 12 months and under proportional property catastrophe contracts,

================================================================================

                          LaSalle Re Holdings Limited

         Management's Discussion and Anaylsis of Results of Operations
                            and Financial Condition
================================================================================

with the risks underlying the contracts incepting throughout the contract period, premiums are generally earned over 18 months. Premiums on other lines of business are earned over the period for which coverage is provided, which range from 12 months to 60 months.

Ceded premiums amortized were $1.5 million for the quarter ended June 30, 1998 compared to $0.5 million for the quarter ended June 30, 1997. The increase of $1.0 million was due to certain reinsurance protections purchased by LaSalle Re Capital.

Net investment income increased 2.4% to $8.7 million for the quarter ended June 30, 1998 from $8.5 million for the quarter ended June 30, 1997. The increase in net investment income was attributable to a larger average investment base. Annualized investment income as a percentage of the average market value of invested assets was 6.2% for the quarter ended June 30, 1998 compared to 6.3% for the quarter ended June 30, 1997.

Net realized gains on investments were $0.5 million during the quarter ended June 30, 1998 compared to losses of $0.6 million during the quarter ended June 30, 1997. In accordance with generally accepted accounting principles, unrealized gains and losses on the Company's investment portfolio are not recognized in the Company's consolidated results of operations but are reflected as part of comprehensive income and shown as a separate component of shareholders' equity.

The following table sets forth the Company's combined ratios for the quarters ended June 30, 1998 and 1997:

                               June 30, 1998       June 30, 1997
                               ---------------------------------
Loss and loss expense ratio         56.1%               9.7%
Expense ratio                       21.2%              24.1%
Combined ratio                      77.3%              33.8%

Losses and loss expenses incurred represents losses paid and reserves established in respect of specific losses and loss expenses reported by cedents and expected loss development and additions to incurred-but-not-reported loss reserves.

The Company incurred losses and loss expenses of $23.6 million during the quarter ended June 30, 1998 compared with $4.5 million during the quarter ended June 30, 1997. Losses incurred during the quarter ended June 30, 1998 related primarily to claims from adverse weather conditions that affected the United States, United Kingdom and parts of Europe. In addition, the Company increased incurred but not reported loss reserves with respect to the other lines of business being written by the Company. The Company was not affected by any significant catastrophic losses in the quarter ended June 30, 1997.

The expense ratio includes underwriting expenses and operational expenses. Underwriting expenses include brokerage, commissions, excise taxes and other costs related to underwriting reinsurance contracts. Underwriting expenses as a percentage of net premiums earned were 16.2% for the quarter ended June 30, 1998 compared to 17.5% for the quarter ended June 30, 1997. Due to lower underwriting profits and reduced premium writings, fees accrued pursuant to the Underwriting Services Agreement between LaSalle Re and CNA (Bermuda) Services Limited decreased in the quarter ended June 30, 1998 to 2.7% as a percentage of net premiums earned from 4.6% for the quarter ended June 30, 1997. The Company's brokerage, ceding and profit commissions increased to 13.5% for the quarter ended June 30, 1998 from 12.9% for the quarter ended June 30, 1997. The increase was partly due to an increase in earned premiums written by LaSalle Re Capital, whose expense ratio is approximately 20%, and partly due to an increase in the average cost of writing property catastrophe proportional business.

================================================================================

                          LaSalle Re Holdings Limited

         Management's Discussion and Anaylsis of Results of Operations
                            and Financial Condition
================================================================================

Operational expenses were $2.1 million for the quarter ended June 30, 1998 compared to $3.0 million for the quarter ended June 30, 1997. As a percentage of net premiums earned, operational expenses were 5.0% during the quarter ended June 30, 1998 compared to 6.6% for the quarter ended June 30, 1997. Effective October 1, 1997, the Administrative Services Agreement with Aon Risk Consultants (Bermuda) Ltd. ("ARC"), was terminated and all of the personnel assigned to the Company by ARC became employees of the Company with the Company assuming the functions previously performed by ARC. This generated a reduction in operational expenses, which was partially offset by increased costs in respect of LaSalle Re Capital.

Corporate expenses for the quarter ended June 30, 1998 were $0.1 million compared to $0.3 million for the quarter ended June 30, 1997. During the quarter ended June 30, 1998, the Company incurred costs associated with its investigation of potential transactions. Expenses incurred in the quarter ended June 30, 1997 included costs associated with the offering of preferred shares, except the underwriting discount, which was charged to additional paid in capital, and the initial costs associated with the tender offer. All corporate expenses are charged to income in the period they are incurred.

Interest expense was $0.4 million during the quarter ended June 30, 1998 compared with $0.5 million in the quarter ended June 30, 1997. Interest expense included financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract and other interest expenses related to the ongoing commitment fees payable on the Company's credit facility. As at June 30, 1998, there were no borrowings under this facility.

Foreign exchange losses in the quarter ended June 30, 1998 were negligible at $0.05 million compared to negligible gains of $0.09 million in the quarter ended June 30, 1997.

The Company's earnings per share were $0.86 for the quarter ended June 30, 1998 compared to $1.76 for the quarter ended June 30, 1997. Earnings per share assuming dilution were $0.78 for the quarter ended June 30, 1998 compared to $1.63 for the quarter ended June 30, 1997.

Results of Operations -- for the nine months ended June 30, 1998 and 1997

Gross premiums written for the nine months ended June 30, 1998 were $131.0 million compared to $144.1 million for the nine months ended June 30, 1997, a decrease of 9.1%. The Company's property catastrophe book experienced a reduction in gross premiums written of $31.3 million for the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997. Of this reduction, approximately $7.7 million resulted from the Company's reduction of its line sizes on two international quota share contracts, pursuant to its policy of reducing aggregate exposures in a declining rate environment. The remaining portion of the reduction was due to continuing competitive rates, which have led to lower priced premiums in comparison to those written in the nine months ended June 30, 1997, and the non-renewal of contracts in certain cases where the Company considered business to be under-priced. The reduction in the property catastrophe book was primarily related to international property catastrophe business with 35.0% of the reduction related to United States property catastrophe business.

The decline in the core property catastrophe book during the nine months ended June 30, 1998 was offset by an increase in gross premiums written in other lines of business. For the nine months ended June 30, 1998, gross premiums written in other lines of business totaled $41.8 million or 31.9% of gross premiums written compared to $29.1 million or 20.2% of gross premiums written for the nine months ended June 30, 1997. The increase was primarily due to increased gross premiums of $10.1 million written by LaSalle Re Capital.

================================================================================
                                      12

                          LaSalle Re Holdings Limited

         Management's Discussion and Anaylsis of Results of Operations
                            and Financial Condition
================================================================================

Premiums ceded for the nine months ended June 30, 1998 were $9.0 million compared to $8.5 million in the nine months ended June 30, 1997. This increase related to certain reinsurance protections purchased by LaSalle Re and LaSalle Re Capital.

As a result of the above, net premiums written for the nine months ended June 30, 1998 were $122.0 million compared to $135.6 million for the nine months ended June 30, 1997.

Net premiums earned for the nine months ended June 30, 1998 were $121.9 million compared to $130.4 million for the same period in 1997. The 6.5% decrease was the result of reduced premiums earned on the Company's core property catastrophe business, which was partially offset by increased earned premiums on those premiums written by LaSalle Re Capital and positive premium adjustments. Premiums written by LaSalle Re Capital are earned over a period of 18-24 months from the inception date of the underlying contracts. Premiums on property catastrophe excess of loss contracts are earned over the period coverage is provided, which is generally 12 months. Under proportional property catastrophe contracts, with the risks underlying the contracts incepting throughout the contract period, premiums are generally earned over 18 months. Premiums on other lines of business are earned over the period for which coverage is provided, which range from 12 months to 60 months.

Ceded premiums amortized were $2.5 million for the nine months ended June 30, 1998 compared to $0.8 million for the nine months ended June 30, 1997. The charge for the nine months ended June 30, 1997 effectively included only two quarters, as the reinsurance protections were not in place until January 1, 1997.

Net investment income increased 4.0% to $25.8 million for the nine months ended June 30, 1998 from $24.8 million for the nine months ended June 30, 1997. Annualized investment income as a percentage of the average market value of invested assets was 6.2% for both the nine months ended June 30, 1998 and 1997. The increase in net investment income was attributable to a larger average investment base.

Net realized gains on investments were $2.5 million for the nine months ended June 30, 1998 compared to a loss of $0.1 million for the nine months ended June 30, 1997. The gains in the nine months ended June 30, 1998 resulted primarily from a credit spread enhancement exercise undertaken during the quarter ended March 31, 1998. In accordance with generally accepted accounting principles, unrealized gains and losses on the Company's investment portfolio are not recognized in the Company's consolidated results of operations but are reflected as part of comprehensive income and shown as a separate component of shareholders' equity.

The following table sets forth the Company's combined ratios for the nine months ended June 30, 1998 and 1997:

                               June 30, 1998       June 30, 1997
                               ---------------------------------
Loss and loss expense ratio         42.9%              17.0%
Expense ratio                       22.0%              22.9%
Combined ratio                      64.9%              39.9%

Losses and loss expenses incurred represents losses paid and reserves established in respect of specific losses and loss expenses reported by cedents and expected loss development and additions to incurred-but-not-reported loss reserves.

The Company incurred losses and loss expenses of $52.2 million during the nine months ended June 30, 1998 compared with $22.2 million during the nine months ended June 30, 1997. Of the losses incurred for the nine months ended June 30, 1998, approximately $13.8 million related to reported claims derived from adverse weather conditions in the second quarter of 1998 and $7.0

================================================================================

                          LaSalle Re Holdings Limited

         Management's Discussion and Anaylsis of Results of Operations
                            and Financial Condition
================================================================================

million related to a claim on an aggregate stop loss protection. Also, the Company incurred losses in respect of satellite failures, various risk and aggregate stop loss protection losses and the Canadian winter freeze. In addition, the Company increased incurred but not reported loss reserves with respect to the increased premium writings on other lines of business. The main components of losses and loss expenses incurred during the nine months ended June 30, 1997 related to development on Hurricane Fran, winter storm activity in the United States, the United Kingdom and Europe and the triggering of aggregate loss covers.

The expense ratio includes underwriting expenses and operational expenses. Underwriting expenses include brokerage, commissions, excise taxes and other costs related to underwriting reinsurance contracts. Underwriting expenses as a percentage of net premiums earned were 15.7% for the nine months ended June 30, 1998 compared to 16.0% for the nine months ended June 30, 1997. Due to lower underwriting profits and premium writings in the nine months ended June 30, 1998 fees accrued pursuant to the Underwriting Services Agreement as a percentage of net premiums earned, decreased to 3.2% from 4.2% for the nine months ended June 30, 1997. The Company's brokerage, ceding and profit commissions increased to 12.5% for the nine months ended June 30, 1998 from 11.8% for the nine months ended June 30, 1997. The increase was partly due to an increase in earned premiums written by LaSalle Re Capital, whose expense ratio is approximately 20%. In addition, the Company experienced an increase in the average cost of writing property catastrophe proportional business.

Operational expenses were $7.7 million for the nine months ended June 30, 1998, compared to $9.0 million for the nine months ended June 30, 1997. As a percentage of net premiums earned, operational expenses were 6.3% during the nine months ended June 30, 1998 compared to 6.9% for the nine months ended June 30, 1997. Effective October 1, 1997, the Administrative Services Agreement with ARC was terminated and all of the personnel assigned to the Company by ARC became employees of the Company with the Company assuming the functions previously performed by ARC. This generated a reduction in operational expenses as the fees paid to ARC were in excess of the additional costs assumed by the Company. This decrease was, however, offset by an increase in costs relating to LaSalle Re Capital of $0.8 million and increased executive compensation and directors fees of $0.8 million.

The Company incurred corporate expenses of $0.1 million during the nine months ended June 30, 1998 compared to $1.6 million for the nine months ended June 30, 1997. The costs incurred in the nine months ended June 30, 1998 related to costs associated with its investigation of potential transactions. Corporate expenses incurred for the nine months ended June 30, 1997 included costs associated with the secondary offering, the preferred offering, the tender offer, the formation costs of LaSalle Re Capital and the Company's move to the New York Stock Exchange. Corporate expenses do not include the underwriting discounts associated with these offerings. In respect of the secondary public offering, this cost was borne by the selling shareholders. In respect of the offering of preferred shares, the underwriting discount was charged to additional paid in capital.

Interest expense was $1.4 million during the nine months ended June 30, 1998 compared with $1.1 million in the nine months ended June 30, 1997. The increase in interest expense was due to financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract, which incepted January 1, 1998. Other interest expenses related to the ongoing commitment fees payable on the Company's credit facility. As at June 30, 1998, there were no borrowings under this facility.

Foreign exchange gains in the nine months ended June 30, 1998 were $0.3 million compared to losses of $1.9 million in the nine months ended June 30, 1997. The gains in the nine months ended June 30, 1998 were principally due to an increase in the value of the United States Dollar against Sterling. In 1997, the losses resulted from an unfavorable closing of a Sterling forward

================================================================================

                          LaSalle Re Holdings Limited

         Management's Discussion and Anaylsis of Results of Operations
                            and Financial Condition
================================================================================

contract, and a strengthening of the United States Dollar since January 1, 1997 against the major foreign currencies in which the Company wrote premiums.

The Company's earnings per share were $3.39 for the nine months ended June 30, 1998 compared to $4.40 for the nine months ended June 30, 1997. Earnings per share assuming dilution were $3.09 for the nine months ended June 30, 1998 compared to $4.10 for the nine months ended June 30, 1997.

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

Operating activities provided net cash of $68.3 million for the nine months ended June 30, 1998 and $71.0 million for the nine months ended June 30, 1997. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and investments. As of June 30, 1998, 76.8% of its total assets were held in cash and investments. To further mitigate the uncertainty surrounding the amount and timing of potential liabilities and to minimize interest rate risk, LaSalle Re maintains a short average duration for its investment portfolio. The modified average duration of the portfolio was
3.6 years at June 30, 1998. At June 30, 1998, the fair value of the Company's total investment portfolio, including cash, was $578.5 million.

During the quarter ended June 30, 1998, the Company modified its investment guidelines to allow the purchase of mortgage backed securities. As at June 30, 1998, these securities had a market value of $9.9 million that equated to approximately 2.01% of the Company's investment portfolio.

In addition, during the quarter ended June 30, 1998 the Company entered into a Japanese earthquake swap to provide cashflow to the counter-party in the event of a defined seismic
================================================================================

                          LaSalle Re Holdings Limited

         Management's Discussion and Anaylsis of Results of Operations
                            and Financial Condition
================================================================================

activity. The contract exposes LaSalle Re to a maximum cash outflow of the notional amount of $3.0 million should the defined seismic event occur. The Company is also exposed to credit loss in the event of nonperformance by the counter-party to the remittance of interest payments as required by the swap.

The Company has adopted the Statement of Financial Accounting Standard No. 115 ("SFAS 115") to account for its marketable securities with all of the Company's investments classified as "available for sale". Under this classification, investments are recorded at fair market value and any unrealized gains or losses are reported as a separate component of shareholders' equity. In accordance with SFAS No. 130 "Reporting of Comprehensive Income", the unrealized gains or losses on these investments are disclosed as part of other comprehensive income in the income statement. The unrealized gain on the investment portfolio net of amounts attributable to minority interest was $3.5 million at June 30, 1998 compared to a gain of $2.0 million at September 30, 1997.

As of June 30, 1998, 87.6% of the securities held in the Company's investment portfolio were fixed-income securities rated "AA" or better and 98.9% were fixed-income securities rated "A" or better by Standard & Poor's Rating Service or Moody's Investors Service, Inc. No single investment comprised more than 5% of the overall portfolio. As at June 30, 1998, issuers from the Far East and Asia represented 6.1% of the investment portfolio. These bonds had an aggregate unrealized loss of $0.1 million. Of these bonds, all except one were rated AAA, with the other bond rated AA and maturing in July 1998.

Reinsurance balances receivable were $103.1 million at June 30, 1998 compared to $80.0 million at September 30, 1997. The increase was primarily due to the inclusion of reinsurance balances receivable related to the business written by LaSalle Re Capital. At June 30, 1998, these receivable balances were $27.6 million compared to $11.3 million as at September 30, 1997. Given the three-year accounting methodology utilized by Lloyd's, these balances will not be received until after the year 2000. The increases in unearned premium and deferred acquisition costs from $88.5 million and $11.9 million, respectively, at September 30, 1997 to $93.8 million and $14.7 million, respectively, at June 30, 1998 are due to an increase in gross premiums written by LaSalle Re Capital.

Prepaid reinsurance premiums increased from $5.8 million as at September 30, 1997 to $11.0 million as at June 30, 1998. The increase was due to the reinsurance coverage placed by the Company at January 1, 1998.

Other assets increased from $22.6 million as at September 30, 1997 to $32.9 million as at June 30, 1998. Of the increase, $5.3 million related to the deposit portion of the ceded reinsurance contract, which is accounted for in accordance with SFAS No 113, together with the associated profit commission. In addition, $2.1 million of the increase related to the purchase of fixed assets in connection with the termination of the Administrative Services Agreement and a further $2.3 million was prepaid in respect of the option fee for the second year of coverage provided by the Catastrophe Equity Put option program.

Other liabilities increased from $22.8 million as at September 30, 1997 to $39.2 million as at June 30, 1998. The increase of $16.4 million was primarily due to liabilities established for the purchased reinsurance protections and operating expenses of LaSalle Re Capital.

On June 1, 1998, the Company paid a dividend of $0.5469 per share to holders of record of Series A preferred shares on May 1, 1998. As of June 30, 1998, dividends due but not yet declared on the Series A preferred shares amounted to $0.5 million. On June 19, 1998, the Company declared a common share dividend of $0.75 per share to shareholders of record on July 3, 1998, payable on July 17, 1998. The actual amount and timing of any future common
================================================================================

                          LaSalle Re Holdings Limited

         Management's Discussion and Anaylsis of Results of Operations
                            and Financial Condition
================================================================================

share dividends is at the discretion of the Board. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends in future periods.

In accordance with the terms of certain reinsurance contracts, the Company has posted letters of credit in the amount of $8.4 million as of June 30, 1998 as compared to $8.7 million as of September 30, 1997 to support outstanding loss reserves. In connection with LaSalle Re Capital's support of three Lloyd's syndicates, with effect from January 1, 1997, the Company posted letters of credit in the amount of $16.3 million (equivalent to (Pounds)9.8 million). In addition, in connection with the Japanese earthquake swap, the Company has posted a letter of credit of $3.0 million. All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of the outstanding letters of credit.

At June 30, 1998, reserves for unpaid losses and loss expenses were $65.5 million. The increase of $20.0 million from September 30, 1997 was primarily due to the claims incurred in the second quarter of 1998, relating primarily to weather related losses which have not yet been paid and the provision of additional incurred but not reported loss reserves for other lines of business. The Company has no material commitments for capital expenditures.

The Company has in place a $100 million committed line of credit from a syndicate of banks. The proceeds from the credit facility may only be used to buy preferred shares of LaSalle Re that, in turn, may use the proceeds of such purchase to meet current cash requirements. The facility matures December 1, 2000, and is secured by a pledge ("legal mortgage") of all the capital stock of LaSalle Re held by the Company, including any preferred shares that may be issued by LaSalle Re to the Company. The line of credit contains various covenants, including limitations on incurring additional indebtedness; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $300 million or 70% of net premiums written; maintenance of statutory capital of LaSalle Re of at least $300 million, increasing to $350 million at the end of calendar year 1998 and $400 million at the end of calendar year 1999 and thereafter; and maintenance of a ratio of net premiums written to statutory capital at the end of any fiscal quarter for the four fiscal quarters then ended of no more than 1.00 to 1.00 in each case. The Company may pay dividends and make other restricted payments so long as, after giving effect to such restricted payments, no event of default has occurred. Dividends and restricted payments are limited to 50% of consolidated net income for its immediately preceding fiscal year less amounts paid on the Series A preferred shares. In order for the Company to pay dividends in excess of 50% of consolidated net income, the Company would have to renegotiate certain terms of its credit facility. As of June 30, 1998, the credit facility had not been utilized.

Management has formed a year 2000 task force to assess the extent to which the Company's computer systems (and third parties' computer systems that are material to the Company's operations such as the computer systems of service providers, suppliers and brokers) are capable of correctly processing information relating to dates in and after the year 2000 ("the Year 2000 Issue").

The Company is currently preparing an inventory of its computer hardware and software. This will be used as a basis to determine which items require modifications in order to be Year 2000 compliant. In addition, the Company is evaluating for Year 2000 compliance a new reinsurance software package that is scheduled for adoption by the Company later in the current calendar year. At present, the Company believes that with appropriate modifications to its hardware and software systems the effects of the Year 2000 Issue can be mitigated. The Year 2000 Issue could
================================================================================

                          LaSalle Re Holdings Limited

         Management's Discussion and Anaylsis of Results of Operations
                            and Financial Condition
================================================================================

have a material impact on the Company, however, if the Company is unable to complete such modifications in a timely manner.

The Company has approached a list of key contacts to determine the extent to which the Company is vulnerable to the possible failure by those third parties' to correct their own Year 2000 Issue. This list includes service providers, suppliers and brokers. The Company is currently in the process of reviewing the responses received to date and does not anticipate any such failures. However, there can be no guarantee that the systems of other companies will be modified in a timely manner or that a failure by another company to become Year 2000 compliant would not have a material adverse effect on the Company.

Although the task force has not completed its assessment, currently the Company believes that the costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies fail to address this issue in a timely manner, such failure could result in a material financial risk to the Company.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The statement is effective for fiscal year financial statements issued for periods beginning after December 15, 1997. SFAS 131 requires the Company to report financial and descriptive information about its reportable operating segments. The Company is currently reviewing the impact of this standard on its financial reporting.

In February 1998, the Financial Standards Board issued SFAS No. 132 "Employers' Disclosures about Pensions and other Postretirement Benefits". This statement is effective for fiscal years beginning after December 15, 1997. As the provisions of the statement need not be applied to immaterial items, the Company considers it unlikely that as a result of the statement disclosures will change significantly.

In June 1998, the Financial Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently reviewing the impact of this standard on its financial reporting.

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

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These statements relate to the plans of the Company for future operations, including the Company's dividend policy. In light of the risks and uncertainties inherent in all future projections, these statements should not be regarded as a representation that the objectives would be achieved. Many factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited, to the following: catastrophic events of unanticipated frequency or severity; changes in the demand for or supply of property catastrophe reinsurance; actions of competitors; changes in the Company's financial ratings; changes in insurance or tax

================================================================================

                          LaSalle Re Holdings Limited

         Management's Discussion and Anaylsis of Results of Operations
                            and Financial Condition
================================================================================

laws or regulations or governmental interpretations thereof; changes in foreign economic conditions including currency rate fluctuations; a major decrease in the cession of business from CNA Financial Corporation ("CNA"); or the termination of the Underwriting Services Agreement with an affiliate of CNA. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

================================================================================
                                      19

================================================================================



                          LaSalle Re Holdings Limited
                          PART II - OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS.

           None.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

           On June 3, 1998, the Company sold 6,500 of its common shares to Clement S. Dwyer, Jr., a director of the Company, and 3,500 of its common shares to Mr. Dwyer's wife, Martha H. Dwyer. The aggregate price for these 10,000 shares was $360,000 in cash. These securities were issued in a private placement pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering. The issuance did not involve any general solicitation and Mr. and Mrs. Dwyer acquired these securities for their own accounts and not with a view to any distribution thereof to the public.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None


ITEM 5.    OTHER INFORMATION.

           Shareholder proposals must be received in writing by the Secretary of the Company no later than September 8, 1998 and must comply with the requirements of the Securities and Exchange Commission in order to be considered for inclusion in the Company's proxy statement and form of proxy relating to the Annual General Meeting to be held in 1999. In connection with such meeting, the Company may solicit proxies which confer discretionary authority to vote on any shareholder proposals of which the Secretary of the Company does not receive notice by November 22, 1998. Shareholders who intend to nominate persons for election as directors at general meetings must comply with the advance notice procedures set forth in the Bye-Laws of the Company in order for such nominations to be properly brought before that general meeting. These advance notice procedures require that written notice of such shareholder's intent to make such a nomination be received by the Secretary of the Company not less than 60 days nor more than 120 days prior to the general meeting.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits - The following exhibits are filed as part of this report on Form 10-Q:

           3.1 Memorandum of Association (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-97304)).

           3.2 Bye-Laws (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-12823)).

           27     Financial Data Schedule

    (b) Reports on Form 8-K - No reports were filed during the quarter ended June 30, 1998.





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


Date:______________             LASALLE RE HOLDINGS LIMITED
                                /s/ Andrew Cook
                                ---------------
                                Name: Andrew Cook
                                Title: Senior Vice President & Chief Financial
                                       Officer



Date:______________             /s/ Victor H. Blake
                                -------------------
                                Name: Victor H. Blake
                                Title: Chairman, President & Chief Executive
                                       Officer


================================================================================