Form 10-K
period 1998-09-30
LASALLE RE HOLDINGS LTD
filed 1998-12-18
CIK 1001384

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

                 For the fiscal year ended September 30, 1998

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on December 16, 1998 was approximately $243,181,226, computed upon the basis of the closing sales price of the Common Shares on that date. For the purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

  As of December 16, 1998, there were outstanding 15,774,067 Common Shares of $1.00 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant's annual report to shareholders for the fiscal year ended September 30, 1998 (the "1998 Annual Report").
2. Portions of the registrant's definitive proxy statement (the "1999 Proxy Statement") to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year pursuant to Regulation 14A relating to the Annual General Meeting of Shareholders scheduled to be held on February 24, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          LASALLE RE HOLDINGS LIMITED

                               TABLE OF CONTENTS

 ITEM                                                                PAGE NUMBER
 ----                                                                -----------

                                     PART I

  1.  BUSINESS....................................................     10K-2
  2.  PROPERTIES..................................................     10K-17
  3.  LEGAL PROCEEDINGS...........................................     10K-17
  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     10K-17
      EXECUTIVE OFFICERS OF THE COMPANY...........................     10K-18

                                    PART II

  5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS........................................     10K-19
  6.  SELECTED FINANCIAL DATA.....................................     10K-20
  7.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF RESULTS OF
       OPERATIONS AND FINANCIAL CONDITION.........................     10K-20
  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...     10K-29
  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     10K-30
  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       AND FINANCIAL DISCLOSURE...................................     10K-54

                                    PART III

 10.  DIRECTORS AND EXECUTIVE OFFICERS............................     10K-54
 11.  EXECUTIVE COMPENSATION......................................     10K-54
 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.................................................     10K-54
 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     10K-54

                                    PART IV

 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
       8-K........................................................     10K-54

                                     10K-1

                                    PART I

  Unless the context otherwise requires, references herein to the "Company" include LaSalle Re Holdings Limited and its subsidiary, LaSalle Re Limited ("LaSalle Re"), and its subsidiaries LaSalle Re Corporate Capital Ltd. ("LaSalle Re Capital") and LaSalle Re (Services) Limited ("LaSalle Re Services").

NOTE ON FORWARD-LOOKING STATEMENTS

  This report contains certain forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and
Section 21E of the United States Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These statements relate to the plans of the Company for future operations, including the dividend policy pursuant to which the Company intends to distribute as dividends to holders of common shares of the Company ("Common Shares") and exchangeable non-voting shares of LaSalle Re ("Exchangeable Non-Voting Shares") in each fiscal year 50% to 60% of the amount by which its net income (before minority interest) from the prior fiscal year exceeds the amount of dividends payable on preferred shares of the Company in the current fiscal year. In light of the risks and uncertainties inherent in all future projections, these statements should not be regarded as a representation that the objectives will be achieved. Many factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited, to the following: catastrophic events of unanticipated frequency or severity; changes in the demand for or supply of property catastrophe reinsurance; actions of competitors; changes in the Company's financial ratings; changes in insurance or tax laws or regulations or governmental interpretations thereof; changes in foreign economic conditions including fluctuations in currency rates or global markets; a major decrease in the cession of business from CNA Financial Corporation ("CNA"); any failure of the Company's computer systems or the computer systems of third parties that are material to the Company's operations (such as the computer systems of service providers, suppliers and brokers) to process correctly information relating to dates in and after the year 2000. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

  The Company is a property and casualty reinsurer writing worldwide specialist products with an emphasis on catastrophe cover. Catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. The Company also seeks to take advantage of pricing opportunities that may occur in other lines of reinsurance. These lines currently include property risk excess, property pro rata treaty, casualty clash, marine, crop hail, aviation, satellite, terrorism and political risk coverages.

  LaSalle Re was incorporated in Bermuda in October 1993 with an initial capitalization of $373.1 million from institutional and other investors (the "Founding Shareholders"). It commenced operations on November 22, 1993. LaSalle Re Holdings Limited was incorporated in Bermuda in September 1995 to act as an investment holding company for LaSalle Re.

  LaSalle Re has two wholly owned subsidiaries, LaSalle Re Services, which acts as a representative office for the Company in the United Kingdom, and LaSalle Re Capital, which was incorporated in Bermuda in November 1996 to provide capital support to selected syndicates at Lloyd's. LaSalle Re Capital was accepted as a corporate member ("Corporate Member") of Lloyd's in December 1996 and, with effect from January 1, 1997, has participated in three Lloyd's syndicates. In November 1995, the Company and LaSalle Re consummated an offer (the "Exchange Offer") pursuant to which, among other things, the Founding Shareholders exchanged their capital stock in LaSalle Re for Common Shares of the Company and, in certain circumstances, Exchangeable

                                     10K-2

Non-Voting Shares of LaSalle Re. The Exchangeable Non-Voting Shares are held by certain Founding Shareholders who would otherwise hold, or cause another shareholder to hold, directly, indirectly or constructively, in excess of 9.9% of the voting power of the Company or LaSalle Re. The Exchangeable Non-Voting Shares are exchangeable, at the option of the holder, for Common Shares on a one-for-one basis, unless the board of directors of the Company (the "Board") determines such exchange may cause actual or potential adverse tax consequences to the Company or any shareholder. The Exchangeable Non-Voting Shares will at all times rank as to assets, dividends and in all other respects on a parity with the common shares of LaSalle Re, except that they do not have the right to vote on any matters except as required by Bermuda law and in connection with certain actions by the Company. The holders of the Exchangeable Non-Voting Shares constitute the minority holding in LaSalle Re.

  In November 1995, the Company and certain Founding Shareholders also consummated an initial public offering of 4,312,500 Common Shares (the "Initial Public Offering"). Of these shares, 2,920,500 were sold by Founding Shareholders and 1,392,000 by the Company. The proceeds from the sale of the 1,392,000 shares sold by the Company were used to enable LaSalle Re to redeem shares of its capital stock (the "Redemption"). Upon the consummation of the Exchange Offer, the Initial Public Offering and the Redemption, the Company owned 100% of the outstanding voting stock, which constituted 63% of the outstanding capital stock, of LaSalle Re.

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

  In order to reduce its earnings volatility, protect its capital base and support its dividend policy, the Company purchased a multi-year excess of loss reinsurance program. The program first incepted January 1, 1997; however, as no losses occurred, the contract was canceled and rewritten with the Company receiving significant return premiums on the 1997 contract. The re-written program, effective January 1, 1998, secured better terms over the 1997 program, with three event limits and a maximum aggregate recovery of $300 million. The attachment point is triggered by losses incurred directly by the Company. The program is secured by a company which currently holds a rating of "A+" (Superior) from A.M. Best Company, Inc. ("A.M. Best") and a claims-paying rating of "AAA" (Excellent) from Standard & Poor's Ratings Services ("S&P"). See "--Reinsurance Protections Purchased."

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

                                     10K-3

  With effect from October 1, 1997, the administrative services agreement ("Administrative Services Agreement"), under which Aon Risk Consultants (Bermuda) Ltd. ("ARC") provided the Company with actuarial and financial reporting, accounting, office space and other administrative services, was terminated. All of the personnel assigned to the Company by ARC became employees of the Company and services performed by ARC were assumed by the Company. In connection with the termination of the agreement the Company agreed to purchase all of the fixed assets owned by ARC and utilized by the Company for a purchase price of $1.5 million. In addition, the Company agreed to assume the current leasing agreements.

  Effective on October 1, 1998, the underwriting services agreement (the "Underwriting Services Agreement") under which CNA (Bermuda) Services Limited ("CNA Bermuda") had provided the Company with underwriting services, was terminated. On that date, all of the personnel assigned to the Company by CNA Bermuda became employees of the Company and the underwriting function formerly performed by CNA Bermuda was assumed by the Company directly. In connection with the termination of the Underwriting Services Agreement, the Company entered into an underwriting support services agreement (the "Underwriting Support Services Agreement") with CNA Re Services Company ("CRSC") and CNA Bermuda. Under the Underwriting Support Services Agreement, CRSC and CNA Bermuda provide the Company with various support services upon request, including (i) underwriting personnel to assist the Company's underwriting staff on a temporary basis, (ii) assistance with actuarial, financial and statistical analysis and reporting, (iii) support on data processing and other technical matters, (iv) access to the CNA reinsurance underwriting database and technology as pertinent to the Company's business, (v) advice on insurance industry customs and practices and (vi) advice to the Company's human resources department.

BUSINESS SEGMENTS

  The Company writes property and casualty reinsurance on a worldwide basis through its subsidiary, LaSalle Re. The Company also writes selected other lines of reinsurance when it believes that market conditions are favorable. These lines currently include property risk excess, property pro rata treaty, casualty clash, marine, crop hail, aviation, satellite, terrorism and political risk coverages.

  The following table sets forth the Company's net premiums written and number of contracts written by type of reinsurance for the years indicated (dollars in millions):

                                         YEAR ENDED             YEAR ENDED
                                     SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
                                   ---------------------- ----------------------
                                   NET PREMIUMS NUMBER OF NET PREMIUMS NUMBER OF
TYPE OF REINSURANCE                  WRITTEN    CONTRACTS   WRITTEN    CONTRACTS
-------------------                ------------ --------- ------------ ---------
Property catastrophe reinsurance:
  Excess of loss.................     $ 82.7       719       $110.4        802
  Pro rata.......................       21.6        10         34.4         10
Other lines of business:
  LaSalle Re Capital.............       21.0       --          14.1        --
  Property--risk excess and pro
   rata..........................       10.5        76          9.0         80
  Casualty.......................        5.7        28          4.0         36
  Marine.........................        3.0        32          3.7         23
  Miscellaneous..................       10.7        72          6.1         49
Adjustments, reinstatement
 premiums and no claims bonuses..        0.1       --         (10.3)       --
                                      ------       ---       ------      -----
    Total........................     $155.3       937       $171.4      1,000
                                      ======       ===       ======      =====

 Property Catastrophe

  The largest portion of the Company's business consists of property catastrophe excess of loss contracts. Property catastrophe excess of loss reinsurance provides coverage when total losses and loss expenses from a single occurrence of a covered peril under a portfolio of primary reinsurance contracts exceed the attachment

                                     10K-4
point specified in the reinsurance contract with the primary insurer. Some of the Company's property catastrophe excess of loss policies limit coverage to one occurrence in a policy year, but most policies provide for coverage of a second occurrence after the payment of a reinstatement premium. The Company also writes a minimal amount of aggregate property catastrophe excess of loss contracts that cover more than one catastrophe with one attachment point.

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

 Other Lines of Business

  The Company formed LaSalle Re Capital to provide capital support on an underwriting year basis to selected Lloyd's syndicates. The Company has provided capital support to three syndicates for both the 1997 and 1998 underwriting years of approximately $27.4 million ((Pounds)16.3 million) and $28.2 million ((Pounds)16.8 million) respectively. Through this support, for the year ended September 30, 1998, the Company has written gross premiums of approximately $3.0 million for the 1997 underwriting year and approximately $18.0 million for the 1998 underwriting year. These syndicates individually write the following lines of business: direct and facultative property insurance; marine insurance and reinsurance; and professional indemnity, directors and officers' insurance and bankers blanket bond business. LaSalle Re Capital provides capital support to the syndicates through letters of credit totaling (Pounds)9.8 million ($16.6 million).

  The Company's property risk excess of loss contracts cover a cedent's loss on a single "risk" in excess of the cedent's attachment point, rather than covering multiple risks as does property catastrophe reinsurance. A "risk" in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy, which the reinsured treats as a single risk. In property pro rata reinsurance treaties, the Company assumes a proportional part of the original premiums and losses of the reinsured on non-catastrophe reinsurance contracts. In property pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and also may include a profit factor.

  In addition to property risk excess of loss and pro rata, the Company also writes other lines of reinsurance, which currently include casualty, marine, crop, aviation, satellite and political risk. The Company's underwriting strategy with respect to these lines of business is to target those classes of business which demonstrate relatively low historical levels of attritional loss. Excess of loss contracts are written above a significant attachment point, such contracts would be expected to respond only to large market losses such as the destruction of an oil drilling platform (marine coverage) or an airline disaster (aviation coverage). With proportional contracts, the Company would expect the results of such contracts to be impacted by large market losses, along with the cedents expected loss ratio. Claims on these contracts will arise from physical damage, casualty and major political and trade crises.

  Casualty excess of loss reinsurance protects cedents from a clash of exposures from multiple insureds or from one large severe event. The Company does not write casualty excess of loss business at a level where frequency of loss is anticipated. Marine and aviation coverages can be triggered by physical damage perils and

                                     10K-5
may also entail casualty coverages arising from the same loss event. Crop reinsurance provides hail and other defined property coverage for growing crops. Satellite reinsurance protects the reinsured primarily for losses arising from launch failure and in-orbit breakdown. Political risk includes coverages for losses arising from contract frustration, confiscation, repatriation and international trade credit transactions.

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

  In addition, the Company experiences adjustment premiums on its pro rata of property catastrophe reinsurance treaties. The Company estimates premiums written using reports received from ceding companies adjusted for previous years' experiences of actual premiums against estimated premiums. These estimates are revised during the contract period as more information as to actual premiums written by the ceding companies is received. Any differences between the estimate and the revised information are booked as adjustments during the period the revised information is received.

  Certain excess of loss contracts contain a no claims bonus clause. Where no claim is made under the contract, the ceding company is entitled to a pre-determined return premium, which is referred to as a "no claims bonus". A liability for the "no claims bonus" is established at the same time the gross written premium is recorded. If a loss occurs, the no claims bonus is reversed in the period in which the loss is notified to the Company.

 Geographic Diversification

  The Company seeks to diversify its property catastrophe exposures across geographic zones in order to optimize its spread of risk. For the year ended September 30, 1998, excluding the premiums written by LaSalle Re Capital, adjustment premiums, reinstatement premiums and no claims bonuses, 48% of the Company's net premiums written represented U.S.-based risks. Within the United States, the Company's largest exposure on a zonal basis is the West Coast, including Hawaii and Alaska. The remaining 52% of net premiums written were spread in other territories around the world. This distribution of risk is subject to change and is dependent upon rates available in various zones. As a result of long-term relationships between the Company's management and certain clients and brokers, the Company has developed a strong base of regional business in the U.S. This business assists the Company in diversifying its U.S.-based risks and makes more efficient use of its capital by limiting multi-zone exposures. In the year ended September 30, 1998, this regional business represented a significant component of the Company's U.S.-based net premiums written.


                                     10K-6

  The following table sets forth the percentage of the Company's net premiums written allocated to the zone of exposure at the dates indicated (dollars in millions):

                                         SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
                                         ------------------  -------------------
                                                  PERCENTAGE          PERCENTAGE
                                           NET      OF NET     NET      OF NET
                                         PREMIUMS  PREMIUMS  PREMIUMS  PREMIUMS
GEOGRAPHIC AREA                          WRITTEN   WRITTEN   WRITTEN   WRITTEN
---------------                          -------- ---------- -------- ----------
United States..........................   $ 64.4     48.0%    $ 75.3     44.9%
Europe (excluding the U.K.)............     14.4     10.7       18.6     11.1
United Kingdom.........................     11.7      8.7       15.2      9.1
Japan..................................      3.2      2.4        7.0      4.2
Australasia............................      3.3      2.5        6.4      3.8
Worldwide(1)...........................     21.8     16.2       20.9     12.5
Worldwide (excluding the U.S.)(2)......      7.5      5.6       12.6      7.5
Other..................................      7.9      5.9       11.6      6.9
                                          ------    -----     ------    -----
                                           134.2    100.0%     167.6    100.0%
                                                    =====               =====
LaSalle Re Corporate Capital...........     21.0                14.1
Adjustments, reinstatement premiums and
 no claims bonuses.....................      0.1               (10.3)
                                          ------              ------
    Total..............................   $155.3              $171.4
                                          ======              ======

--------
(1) The category "Worldwide" consists of contracts that cover more than one zone, at least one of which is in the U.S.
(2) The category "Worldwide (excluding the U.S.)" consists of contracts that cover more than one zone (none of which is in the U.S.). The exposure in this category for business written to date is predominantly from Europe and Japan.

 Program Limits

  Property catastrophe reinsurance is usually arranged in a series of layers, which form an individual program. The Company may write one or more of these layers with each layer constituting a separate contract. The following table sets forth the number of the Company's property catastrophe excess of loss programs written in the year ended September 30, 1998 by aggregate excess of loss program limits:

                                                                         NUMBER
                                                                           OF
                                                                        PROGRAMS
                                                                        --------
      Greater than $25 million but less than $30 million...............     1
      $20-25 million...................................................     2
      $15-20 million...................................................     7
      $10-15 million...................................................    15
      $7.5-10 million..................................................    13
      $5-7.5 million...................................................    39
      $2.5-5 million...................................................    75
      Less than $2.5 million...........................................   152
                                                                          ---
          Total........................................................   304
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

                                     10K-7

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

  For U.S.-based risks, the Company has developed a proprietary model called L-CAM(TM) (LaSalle Catastrophe Analysis Model). L-CAM(TM) incorporates the output of commercially available catastrophe simulation models and the Company's internally-generated models. The commercially available models include (i) CATMAP(TM), which uses market share data derived from zip code and/or county aggregate data to develop individual contract and portfolio loss statistics and (ii) IRAS(TM), which derives loss statistics based on hypothetical risk location determined from the most detailed information provided by the primary insurer. Models developed by the Company and used in L-CAM(TM) include (i) the Modified Historical Event Model, which fits a Pareto loss distribution to over 45 years of catastrophe loss data, adjusted for inflation and demographic shifts, (ii) the Market Loss Pricing Model, which uses underwriting-zone market share information to develop attachment and exhaustion probabilities from which pricing input is determined, and (iii) the Industry Peer Model, which is a portfolio management tool selecting treaties in force with similar characteristics for pricing considerations.

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

  Prior to October 1, 1998, underwriting services were provided to the Company by CNA Bermuda pursuant to the Underwriting Services Agreement. A staff of seven professionals with extensive experience in the reinsurance industry served as the Company's underwriting team in Bermuda. This agreement was terminated on October 1, 1998. On that date, all of the personnel assigned to the Company by CNA Bermuda became employees of the Company and the underwriting function formerly performed by CNA Bermuda was assumed by the Company directly.

                                     10K-8

  In connection with the termination of the Underwriting Services Agreement, the Company entered into an Underwriting Support Services Agreement with CRSC and CNA Bermuda. Under the Underwriting Support Services Agreement, which expires on September 30, 2001, CRSC provides underwriting support services to the Company on a daily or hourly fee basis when and as requested by the Company. The Company pays CNA Bermuda a $0.3 million annual retainer, which is credited against CRSC's daily or hourly fees and associated travel expenses. In recognition of the contribution made by CNA Bermuda to the development of the Company's business, the Company has agreed, subject to certain conditions, to pay CNA Bermuda, during the term of the Underwriting Support Services Agreement, an underwriting profit commission of 1.67% of the aggregate net underwriting profits of LaSalle Re for each fiscal year for which LaSalle Re's loss ratio was 70% or less.

REINSURANCE PROTECTIONS PURCHASED

  Reinsurance premiums ceded are primarily in respect of a multi-year excess of loss reinsurance program purchased by the Company, and various reinsurance protections purchased by LaSalle Re Capital. The excess of loss program provides coverage of $100 million in excess of the first $100 million of losses per occurrence for a first loss event and $100 million excess of $100 million per occurrence on the second loss event and $100 million excess of $150 million per occurrence on the third loss event over a three-year period ended December 31, 2000, subject to a maximum aggregate recovery of $300 million. The Company is required to pay reinstatement premiums to reinstate the second and third loss event coverages. The Company may participate on a co-insurance basis for the third loss event.

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

  The reinsurance is provided by a company that currently holds a rating of "A+" (Superior) from A.M. Best and a claims-paying rating of "AAA" (Excellent) from S&P.

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

                                     10K-9

  The Company received 2,022 contract submissions in the year ended September 30, 1998 as compared to 2,344 in the year ended September 30, 1997. The Company is highly selective in accepting risks, extending coverage on only 937 (1997: 1,000 contracts), or 46.3% (1997: 42.7%) of the program submissions received, in the year ended September 30, 1998. Subsidiaries and affiliates of Aon Corporation (together with its affiliates, "Aon") were brokers for 17.4% and 16.6% of the Company's gross written premiums in the years ended September 30, 1998 and 1997, respectively. Guy Carpenter & Company, Inc., together with its affiliates, generated 17.1% and 15.5% of the Company's gross premiums written for the years ended September 30, 1998 and 1997, respectively. E.W. Blanch accounted for 9.1% of the Company's gross written premiums for the year ended September 30, 1998. This percentage was 11.3% for the year ended September 30, 1997. No other broker accounted for more than 10% of the Company's gross premiums written for the years ended September 30, 1998 and 1997.

  Consistent with its emphasis on disciplined underwriting practices, the Company is not obligated to accept any business from any intermediary, including Aon, CNA or LaSalle Re Services. No intermediary has the authority to bind the Company on any business.

RESERVES

  The Company establishes loss reserves for the ultimate settlement costs of all losses and loss expenses incurred with respect to business written by it. United States generally accepted accounting principles ("GAAP") do not permit the Company to establish reserves with respect to its property catastrophe reinsurance until an event occurs that may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses.

  The derivation of loss reserves involves the actuarial and statistical projection at any given time of the Company's expectations of the ultimate settlement of loss and loss expenses. These loss projections become necessary, primarily, as a result of time lags associated with reinsurance loss reporting. These lags are principally attributable both to claimant delays in reporting to the primary carrier as well as primary and reinsurance company delays in gathering statistics and subsequently reporting cession details to the Company. As a result, in addition to the loss estimates reported by primary insurers on known claims, actuarially projected estimates of reserves applicable to both the development (growth) of known claims as well as the emergence of new claims reports related to loss events which have been incurred but not reported ("IBNR losses") prior to the evaluation date must be developed. In addition to the impact of reporting lags upon the accuracy of estimated loss liabilities, other factors have significant impact upon the ultimate settlement of insured losses, including loss cost inflation, trends in the amount of insurance purchased to the full value of insured properties and trends in the size and demographics of insured populations. Loss reserve estimates are not precise in that they necessarily involve an attempt to predict the ultimate outcome of future loss reporting and settlement activities.

  To establish appropriate loss reserves, the Company uses a combination of data sources and commercially available catastrophe models. These models are employed upon the occurrence of an event to arrive at estimates of losses to the Company. In addition, grouped and individual contract data illustrating the loss development history for prior similar events, as well as actual loss emergence experience of the underlying insurers, are analyzed to assist in the determination of suitable loss reserves. The data derived from the industry sources, and supplemented with the client specific information, are then used to arrive at estimates of loss emergence patterns and initial estimates of ultimate loss ratios. These parameters are then applied, on a contract-by-contract basis, to arrive at estimates of ultimate losses. These loss estimates are then supplemented with the results derived from the catastrophe models, and final loss estimates are selected and reduced for losses reported to the Company to arrive at IBNR losses as of the date of evaluation. The reserves for LaSalle Re Capital are separately derived primarily from an analysis using expected loss ratios which is supplemented, when available, by actuarial evaluations produced for the individual syndicates.

  The reserves are prepared quarterly and reviewed by the Company's executive officers and the Board, and to the extent they develop upward or downward, the results are reflected in the net income in the period in which

                                    10K-10
the reserve deficiency or redundancy is evaluated. There can be no assurance that the final loss settlements will not exceed the Company's loss reserve and have a material adverse effect upon the Company's financial condition and results of operations in a particular period.

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

  The following table summarizes the composition of the Company's investment portfolio as of September 30, 1998 and 1997 (dollars in millions):

                                                           SEPTEMBER 30,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
                                                      FAIR  % OF    FAIR  % OF
TYPE OF INVESTMENT                                   VALUE  TOTAL  VALUE  TOTAL
------------------                                   ------ -----  ------ -----
Fixed maturities:
  Non-U.S. government bonds and agencies............ $ 38.4   6.3% $ 71.8  13.0%
  U.S. government bonds and agencies................  141.2  23.3    88.4  16.0
  Corporate bonds...................................  309.0  50.9   337.1  60.9
  Mortgage-backed securities........................   30.2   5.0     0.0   0.0
  Other debt........................................    2.7   0.4     1.0   0.2
                                                     ------ -----  ------ -----
    Subtotal........................................  521.5  85.9   498.3  90.1
  Cash and cash equivalents.........................   85.3  14.1    54.8   9.9
                                                     ------ -----  ------ -----
    Total cash and investments...................... $606.8 100.0% $553.1 100.0%
                                                     ====== =====  ====== =====

 Quality of Portfolio

  The Company has investment guidelines which restrict investments in securities below an "AA" grade rating to 20% of the total portfolio, and only 10% of the total portfolio can be invested in "BBB" grade rating. During the year, the Company amended the guidelines to allow up to $10 million to be invested in risk based investments such as catastrophe bonds. These bonds may carry a rating below "BBB". In addition, the guidelines restrict investments in a single issuer to no greater than 5% of the market value of the portfolio (except for U.S. and U.K. Government issues) and, with respect to country of issue, to no greater than 25% of the market value of the portfolio, except for U.S. and supernational borrowers.

  The following table summarizes the composition of the Company's fixed maturity portfolio by rating as assigned by S&P or Moody's Investors Services Inc. ("Moody's") as of September 30, 1998 and 1997 (dollars in millions):

                                                           SEPTEMBER 30,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
                                                      FAIR  % OF    FAIR  % OF
RATING                                               VALUE  TOTAL  VALUE  TOTAL
------                                               ------ -----  ------ -----
AAA................................................. $363.0  69.6% $215.3  43.2%
AA..................................................   88.1  16.9   155.0  31.1
A...................................................   59.5  11.4   127.0  25.5
BB..................................................    8.3   1.6     1.0   0.2
Catastrophe bonds (not rated).......................    2.6   0.5     0.0   0.0
                                                     ------ -----  ------ -----
                                                     $521.5 100.0% $498.3 100.0%
                                                     ====== =====  ====== =====

                                    10K-11

 Maturity and Duration of Portfolio

  The Company's investment guidelines specify a one to four year duration for the Company's investment portfolio, reflecting the need to maintain a liquid, short duration portfolio to assure the Company's ability to pay claims on a timely basis. The Company currently has a target duration for the portfolio of three years and at September 30, 1998, the modified average duration of the portfolio was 3.1 years. The Company expects to periodically reevaluate the target duration in light of market conditions, including the level of interest rates, and estimates of the duration of its liabilities.

  The following table summarizes the contractual maturities of the Company's fixed maturity portfolio as of September 30, 1998 and 1997 (dollars in millions):

                                                           SEPTEMBER 30,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
                                                      FAIR  % OF    FAIR  % OF
RATING                                               VALUE  TOTAL  VALUE  TOTAL
------                                               ------ -----  ------ -----
Due in less than one year........................... $ 24.8   4.8% $ 55.2  11.1%
Due in one to five years............................  348.9  66.9   381.9  76.6
Due in five to ten years............................  117.6  22.6    61.2  12.3
                                                     ------ -----  ------ -----
                                                      491.3  94.3   498.3 100.0
Mortgage-backed securities..........................   30.2   5.7     0.0   0.0
                                                     ------ -----  ------ -----
                                                     $521.5 100.0% $498.3 100.0%
                                                     ====== =====  ====== =====

 Equity Securities/Real Estate

  Pursuant to the Company's investment guidelines, the Company's investment portfolio may not contain any direct investments in real estate, mortgage loans or equity securities.

 Foreign Currency Exposures

  As at September 30, 1998, all of the Company's fixed maturity portfolio except one hedged international bond was denominated in U.S. dollars. During the year ended September 30, 1998, the Investment Committee of the Board amended the investment guidelines to allow up to 5% of the market value of the portfolio at the time of purchase to be invested in hedged international bonds. Under this type of investment the currency risk is negated through the use of forward contracts with the Company only being exposed to the interest rate risk on the bond purchased. At September 30, 1998 the hedged international bond was denominated in Canadian dollars and represented 1.2% of the total fair value of the portfolio. In connection with this investment as at September 30, 1998 the Company had a forward contract with a notional principal amount outstanding of $5.5 million.

  In an effort to manage other areas of exposure to foreign currency exchange rate fluctuations, the Company from time to time enters into foreign exchange contracts. These contracts generally involve the exchange of one currency for U.S. dollars at some future date. At September 30, 1998 and 1997, the Company had no principal amounts outstanding. See "Quantitative and Qualitative Disclosure About Market Risk."

 Investment Manager

  LaSalle Re has entered into an investment management agreement (the "Investment Management Agreement") with Aon Advisors (UK) Limited ("Aon Advisors"). Pursuant to the terms of the Investment Management Agreement, the Company pays Aon Advisors a flat fee equal to 0.16375% per annum of the assets under management. Prior to July 1, 1997, the Company paid Aon Advisors a fee equal to 0.35% per annum of the first $100 million of assets under management, 0.25% per annum of the next $100 million of assets under management in excess of $100 million and 0.15% per annum of any additional assets under management in excess of $200 million. The terms of the Investment Management Agreement were determined in arm's length commercial negotiations. The performance of, and the fees paid to, Aon Advisors under the Investment Management Agreement are reviewed periodically by the Investment Committee of the Board.

                                    10K-12

COMPETITION

  The property catastrophe reinsurance industry is highly competitive. The Company competes, and will continue to compete, with major U.S. and non-U.S. insurers and property catastrophe reinsurers, including other Bermuda-based property catastrophe reinsurers and CNA, some of which have greater financial and organizational resources than the Company. A recent trend in the property catastrophe reinsurance industry has been the utilization of the capital markets in structuring reinsurance agreements using catastrophe bonds, swaps and other types of derivative instruments. There may be established or new companies of which the Company is not aware who may be planning to enter the property catastrophe reinsurance market or existing reinsurers who may be planning to raise additional capital. In addition, Lloyd's began to allow capital from corporate investors in 1994. Competition in the types of reinsurance business that the Company underwrites is based on many factors, including rates and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment and reputation, the perceived financial strength and experience of the reinsurer in the line of reinsurance to be written.

  In April 1996, LaSalle Re received an initial rating from A.M. Best of "A-" (Excellent). In August 1997, the rating was upgraded to "A" (Excellent). The current rating received by LaSalle Re represents the fourth highest in the rating scale used by A.M. Best. In October 1996, LaSalle Re received an initial rating of its claims paying ability from S&P of "A" (Good). This rating received represents the sixth highest in the rating scale used by S&P. Such ratings are based on factors of concern to cedents and brokers and are not directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. Insurance ratings are one factor used by brokers and cedents as a means of assessing the financial strength and quality of reinsurers. In addition, a cedent's own rating may be adversely affected by the lack of a rating of its reinsurer. Therefore, a cedent may elect to reinsure with a competitor of the Company that has a higher insurance rating. Similarly, the lowering or loss of a rating in the future could adversely affect the Company's ability to compete.

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

EMPLOYEES

  As of December 1, 1998, the Company employed 31 people. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements, and the Company knows of no current efforts to implement such agreements at the Company.

REGULATION

 Bermuda

  The Insurance Act 1978, as amended, and related regulations (the "Insurance Act"). As a holding company, the Company is not subject to Bermuda insurance regulations. However, the Insurance Act, which regulates the insurance business of LaSalle Re and LaSalle Re Capital, provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Minister of Finance (the "Minister"). The Minister, in deciding whether to grant registration, has broad

                                    10K-13
discretion to act as he thinks fit in the public interest. The Minister is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister may impose at any time.

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

  Minimum Solvency Margin. The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin which varies with the type of business and class of registration of the insurer and the insurer's net premiums written and loss reserve level. As a registered Class 4 insurer, LaSalle Re is required to maintain a minimum solvency margin equal to the greatest of $100 million, 50% of its net premiums written (but may not deduct more than 25% of gross premiums written when computing net premiums written) or 15% of its loss and other certain insurance reserves. At September 30, 1998, LaSalle Re's actual statutory capital and surplus was $506.0 million, compared to its minimum solvency margin requirement of $100 million.

                                    10K-14

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

  Class 4 Insurer. LaSalle Re is registered as a Class 4 insurer and, as such:
(i) is required to maintain a minimum statutory capital and surplus equal to the greatest of $100 million, 50% of its net premiums written (but may not deduct more than 25% of gross premiums written when computing net premiums written) or 15% of its loss and other insurance reserves; (ii) is required to file annually within four months following the end of

                                    10K-15
the relevant financial year with the Registrar, inter alia, a Statutory Financial Return together with a copy of its annual Statutory Financial Statements and an opinion of a Loss Reserve Specialist in respect of its loss and loss expense provisions; (iii) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, LaSalle Re will be prohibited, without the approval of the Minister, from declaring or paying any dividends during the next financial year); (iv) is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the Registrar an affidavit stating that it will continue to meet the required margins; (v) is prohibited, without the approval of the Minister, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements; and (vi) is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred to file with the Minister a written report containing certain information.

  Certain Other Considerations. As "exempted" companies, the Company, LaSalle Re and LaSalle Re Capital may not, without the express authorization of the Bermuda legislature or a license granted by a Minister, participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda (except that required for its business and held by way of lease or tenancy agreement for a term not exceeding 50 years); (ii) the taking of mortgages on land in Bermuda in excess of $50,000; or (iii) the carrying on of business of any kind in Bermuda, except in furtherance of the business carried on outside Bermuda or as permitted under the Companies Act.

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

  The Companies Act prohibits a company from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that (i) the company is, or would after the payment be, unable to pay its liabilities as they come due; or (ii) the realizable value of the company's assets would thereby be less than the aggregate of its liabilities and shareholders' equity. The foregoing restriction applies to the Company, LaSalle Re and LaSalle Re Capital as Bermuda exempted companies.

 LaSalle Re Capital

  LaSalle Re Capital became a Corporate Member of Lloyd's in December 1996 and commenced underwriting effective January 1, 1997. LaSalle Re Capital is only licensed to carry on business related to Lloyd's. As a Corporate Member, LaSalle Re Capital is subject to the regulatory jurisdiction of the Council of Lloyd's (the "Council"). Unlike other financial markets in the U.K., Lloyd's is not subject to direct U.K. government regulation under The Financial Services Act of 1986. Instead, Lloyd's is self regulating by virtue of The Lloyd's Act of 1982, through by-laws, regulations and codes of conduct written by the Council, which governs the market. Under the Council, there are two boards, the Market Board and the Regulatory Board. The Market Board is led by working members of the Council and is responsible for strategy and policy signing. The Regulatory Board is responsible for the regulation of the market, compliance and the protection of policyholders. Under the terms of its license (as a "member of a recognised association of underwriters") under the Insurance Act, LaSalle Re Capital is required to meet and maintain the solvency requirements of Lloyd's.

  As a Corporate Member of Lloyd's, LaSalle Re Capital is required to file audited financial statements and an annual return, which is part of the annual declaration of compliance process. The annual declaration of compliance sets out the financial position of the Corporate Member and confirms details of its directors and controllers. In addition, LaSalle Re Capital is required to file an audited solvency return either confirming the

                                    10K-16
value of funds at Lloyd's ("FAL") held by the member as at the previous December 31, or that it held no FAL at that date. Lloyd's will compare the value of a Corporate Member's FAL derived from the solvency return with its underwriting assets and liabilities as reported by the syndicates on which it participates. Where a negative solvency position is disclosed, the Corporate Member is required to provide sufficient additional funds to cover the shortfall. As at December 14, 1998, LaSalle Re Capital had filed a solvency return for the 1997 underwriting year.

  In addition to the above Lloyd's requirements, under the terms of its license under the Insurance Act, LaSalle Re Capital must send to the Bermuda Registrar of Companies within 30 days after submission of the annual solvency return and declaration of compliance to Lloyd's a copy of such documents together with a copy of the audited annual statements of each of the syndicates in which LaSalle Re Capital participates. Further, LaSalle Re Capital must also appoint and maintain a principal representative in Bermuda.

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

ITEM 2. PROPERTIES

  The Company's executive offices, which are leased, are located in Hamilton, Bermuda. In addition, the Company leases office space in London, England.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of shareholders of the Company during the fourth fiscal quarter of the fiscal year ended September 30, 1998.

                                    10K-17

                       EXECUTIVE OFFICERS OF THE COMPANY

  Set forth below are the names, ages, positions and certain other information concerning the current executive officers of the Company.

      NAME                     AGE POSITION
      ----                     --- --------
      Victor H. Blake.........  63 Chairman, Chief Executive Officer and President
      Guy D. Hengesbaugh......  39 Executive Vice President and Chief Operating Officer
      Andrew Cook.............  36 Senior Vice President and Chief Financial Officer

  Victor H. Blake has been Chairman, Chief Executive Officer and President of the Company since its organization in September 1995 and Chairman and Chief Executive Officer of LaSalle Re since May 1994. Mr. Blake has 37 years experience in the insurance industry, concentrating primarily in reinsurance. Mr. Blake served as Chairman and Chief Executive Officer of CNA International Reinsurance Company Ltd. ("CNA Re"), a leading property and casualty insurer operating in the London market, from its formation in 1976 until October 1995. In addition, he acted as the chairman and chief executive officer of CNA Reinsurance Group from its formation in April 1994 until October 1995. CNA Reinsurance Group includes CNA Re and the United States reinsurance operations of CNA. Mr. Blake is the non-executive chairman of CNA Reinsurance Group. Mr. Blake is also founder Chairman of the LUC Holdings Ltd., the shareholder of the London Underwriting Centre, a marketplace housing many of the London market insurers and reinsurers. He also served as a member of the Council of the London Insurance and Reinsurance Market Association and its predecessor bodies from 1977 to 1996.

  Guy D. Hengesbaugh was Executive Vice President and Chief Underwriting Officer of the Company since its organization in September 1995 and Executive Vice President and Chief Underwriting Officer of LaSalle Re since its organization in October 1993. On September 17, 1998, Mr. Hengesbaugh was promoted to President and Chief Operating Officer of the operating company, LaSalle Re. Mr. Hengesbaugh has ten years experience in underwriting management with CNA in Chicago and London and is a Vice President of Continental Casualty Company. Up to September 30, 1998, Mr. Hengesbaugh was an employee of CNA Bermuda and his services were made available to the Company pursuant to the Underwriting Services Agreement. Upon termination of this agreement, with effect from October 1, 1998, Mr. Hengesbaugh became an employee of the Company.

  Andrew Cook, a chartered accountant, was promoted to Senior Vice President and Chief Financial Officer effective on October 1, 1997. Mr. Cook continues to be Chief Financial Officer and Treasurer of the Company, a position he has held since its organization in September 1995, and Chief Financial Officer and Treasurer of LaSalle Re, a position he has held since its organization in October 1993. Mr. Cook was an employee of Aon from 1993 until September 1995. Mr. Cook was employed by Becher and Carlson Risk Management Limited, a subsidiary of American Re-Insurance Company, from November 1990 to October 1993, where he was a Vice President responsible for a portfolio of captive insurance companies. From December 1987 to October 1990, Mr. Cook was an audit manager with Ernst & Young in Bermuda specializing in the audit of insurance and reinsurance companies.

                                    10K-18

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
      MATTERS

  The Common Shares were quoted on the Nasdaq National Market under the symbol "LSREF" until April 11, 1997, at which time the Common Shares were transferred to The New York Stock Exchange under the symbol "LSH".

  The following table sets forth, for the periods indicated, the high and low sale prices for the Common Shares as reported by the Nasdaq National Market until April 11, 1997 and The New York Stock Exchange thereafter. The prices reported by the Nasdaq National Market reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                                                   HIGH   LOW
                                                                  ------ ------
      Quarter ended December 31, 1997............................ $35.63 $32.00
      Quarter ended March 31, 1998...............................  42.00  31.13
      Quarter ended June 30, 1998................................  42.25  34.88
      Quarter ended September 30, 1998...........................  39.06  26.63
      Quarter ended December 31, 1996............................ $29.25 $22.75
      Quarter ended March 31, 1997...............................  29.25  26.50
      Quarter ended June 30, 1997................................  30.13  27.50
      Quarter ended September 30, 1997...........................  35.50  29.75

  As of December 1, 1998, there were 136 holders of record of the Common
Shares.

  The following table sets forth for the fiscal quarters of the two most recent fiscal years all dividends declared during each such period.

     FISCAL YEAR ENDED SEPTEMBER 30,            FISCAL QUARTER DIVIDEND PER SHARE
     -------------------------------            -------------- ------------------
                   1998                         First quarter        $0.75
                                                Second quarter       $0.75
                                                Third quarter        $0.75
                                                Fourth quarter       $0.75
                   1997                         First quarter        $0.71
                                                Second quarter       $0.71
                                                Third quarter        $0.71
                                                Fourth quarter       $0.71

  In February 1997, in connection with the Preferred Offering, the Board confirmed the dividend policy pursuant to which the Company intends to distribute as dividends to holders of Common Shares and Exchangeable Non-Voting Shares in each fiscal year, 50% to 60% of the amount by which its net income (before minority interest) from the prior fiscal year exceeds the amount of dividends payable on preferred shares of the Company in the current fiscal year. The actual amount and timing of any future dividends is at the discretion of the Board and is dependent upon the profits and financial requirements of the Company as well as loss experience, business opportunities and any other factors that the Board deems relevant. In addition, if the Company has funds available for distribution, it may nevertheless determine that such funds should be retained for the purposes of replenishing capital, expanding premium writings or other purposes. The Company is a holding company whose principal source of income is cash dividends and other permitted payments from LaSalle Re. The payment of dividends by LaSalle Re to the Company is restricted under Bermuda law and regulation, including Bermuda insurance law. Under the Insurance Act, LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files an affidavit (at least 7 days before payment of such dividends) stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the approval of the Minister of Finance if it failed to meet its required margins on the last day of the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits

                                    10K-19
dividends which would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act from reducing its opening total statutory capital by 15% or more without the approval of the Minister of Finance. As a result of these factors, there can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends.

ITEM 6. SELECTED FINANCIAL DATA

  Information with respect to this item may be found in the section captioned "Selected Financial Data" contained in the 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The following is a discussion and analysis of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes.

RESULTS OF OPERATIONS

 Year Ended September 30, 1998 Compared with Year Ended September 30, 1997

  Gross premiums written decreased 9.4% to $155.3 million for the year ended September 30, 1998 from $171.4 million for the year ended September 30, 1997. The table below summarizes the Company's gross premiums written by line of business (expressed in millions of dollars)

                                             YEAR ENDED    YEAR ENDED
                                            SEPTEMBER 30, SEPTEMBER 30,
TYPE OF REINSURANCE                             1998          1997      CHANGE
-------------------                         ------------- ------------- ------
U.S. property catastrophe..................    $ 55.2        $ 71.6     $(16.4)
International property catastrophe.........      49.0          73.1      (24.1)
                                               ------        ------     ------
Total property catastrophe.................     104.2         144.7      (40.5)
Other lines................................      51.0          37.0       14.0
Reinstatements, adjustments and no claims
 bonuses...................................       0.1         (10.3)      10.4
                                               ------        ------     ------
Total gross premiums written...............    $155.3        $171.4     $(16.1)
                                               ======        ======     ======

  The overall decrease in gross premiums written was primarily due to a reduction in gross premiums written in the Company's core product, property catastrophe reinsurance, from $144.7 million for the year ended September 30, 1997 to $104.2 million, a decrease of 28.0%. Of this reduction approximately 60.0% related to the international property catastrophe book and 40.0% related to the United States property catastrophe book. The reduction was greater in the international property catastrophe book as the Company reduced its line sizes on certain proportional treaties pursuant to its policy of reducing aggregate exposures in a declining rate environment. This accounted for approximately $7.7 million of the decrease in the international property catastrophe book. Approximately 25% of the decrease in the United States property catastrophe book related to a multi-year contract which was written in the year ended September 30, 1997 and hence no written premium was recorded in the year ended September 30, 1998. The remaining decrease in the total property catastrophe book was due to continuing competitive rates. Based on the Company's experience, rates for property catastrophe business written in the year ended September 30, 1998, were approximately 15% and 10% below those experienced in the year ended September 30, 1997 for international and United States property catastrophe business respectively. This led to lower priced premiums in comparison to those written in the year ended September 30, 1997 and the non-renewal of contracts in certain cases where the Company considered the business to be under-priced. For the year ended September 30, 1998, the Company experienced a 6.3% reduction in the number of property catastrophe contracts written from 1,000 in the year ended September 30, 1997 to 937 contracts for the year ended September 30, 1998.

                                    10K-20

  The decline in gross premiums written by the Company was partially offset by an increase of $14.0 million in respect of gross premiums written in other non-property catastrophe lines. The increase was primarily due to increased gross premiums written by LaSalle Re Capital, which commenced underwriting as a corporate member of Lloyd's in January 1997, the second quarter of the 1997 fiscal year. For the year ended September 30, 1998, LaSalle Re Capital wrote gross premiums of $21.0 million compared to $14.1 million for the year ended September 30, 1997. Also, the Company increased the size of its terrorism and political risks book which accounted for approximately $1.0 million of gross premiums written for the year ended September 30, 1997 compared with approximately $4.4 million for the year ended September 30, 1998.

  In addition, for the year ended September 30, 1997, an amount of $10.3 million relating to adjustment premiums, reinstatement premiums and no claims bonuses produced a reduction in gross premiums written. In the year ended September 30, 1998, there was a positive adjustment to gross premiums written of $0.1 million. This was principally due to insignificant premium adjustments and, due to increased loss activity, to increased reinstatement premiums and lower no claims bonuses.

  Premiums ceded for the year ended September 30, 1998 were $7.8 million compared to $7.7 million for the year ended September 30, 1997 and related to reinsurance protection purchased by LaSalle Re with effect from January 1, 1997 and to various reinsurance protections purchased by LaSalle Re Capital. Ceded premiums amortized increased from $1.9 million in the year ended September 30, 1997 to $6.1 million for the year ended September 30, 1998. This increase was due primarily to the reinsurance protections purchased by LaSalle Re Capital, which were amortized in line with the premiums earned by LaSalle Re Capital.

  Net premiums earned decreased 5.7% to $154.6 million for the year ended September 30, 1998 from $163.9 million for the year ended September 30, 1997. This decrease was the result of reduced premiums earned on the Company's core property catastrophe business that was partially offset by increased earned premiums on those premiums written by LaSalle Re Capital. Premiums written by LaSalle Re Capital are earned over a period of 18-24 months from the inception date of the underlying contracts. Premiums on property catastrophe excess of loss contracts are earned over the period coverage is provided, which is generally 12 months. Under proportional property catastrophe contracts, with the risks underlying the contracts incepting throughout the contract period, premiums are generally earned over 18 months. Premiums on other lines of business are earned over the period for which coverage is provided, which generally ranges between 12 months and 60 months.

  Net investment income increased 3.6% to $34.3 million for the year ended September 30, 1998 from $33.1 million for the year ended September 30, 1997. This increase was attributable to a larger average investment base compared to the year ended September 30, 1997. Annualized investment income as a percentage of the average market value of invested assets was 6.0% for the year ended September 30, 1998 compared to 6.1% for the year ended September 30, 1997.

  Net realized gains on investments were $5.6 million for the year ended September 30, 1998 compared to $0.6 million for the year ended September 30, 1997. During the year ended September 30, 1998 the Company realized gains on investments as part of an exercise undertaken to increase the credit quality of the portfolio. In addition, during the last quarter of the year ended September 30, 1998, the Company took advantage of market conditions by realizing some of the large unrealized gains in the portfolio. The proceeds from this exercise were reinvested in securities with marginally lower yields.

  Other income was derived from a contract under which the Company provided certain reinsurance related services. This contract was not renewed January 1, 1998.

  The following table sets forth the Company's combined ratios for the years ended September 30, 1998 and 1997:

                                           SEPTEMBER 30, 1998 SEPTEMBER 30, 1997
                                           ------------------ ------------------
      Loss and loss expense ratio.........       61.8%              19.0%
      Expense ratio.......................       20.4%              23.6%
      Combined ratio......................       82.2%              42.6%

                                    10K-21

  Losses and loss expenses incurred increased 206.2% from $31.2 million for the year ended September 30, 1997 to $95.5 million for the year ended September 30, 1998. This was due to an increase in the number of worldwide catastrophic events that affected the Company during the year ended September 30, 1998. The largest loss event to affect the Company was Hurricane Georges, which occurred in September 1998. The Company established a $25 million loss provision for this event that represented 26% of the losses incurred for the year ended September 30, 1998. In addition, throughout the year ended September 30, 1998, the Company incurred losses in respect of various weather-related events, notably U.K. Midland floods ($7.0 million), Canadian winter freeze ($4.3 million) and various U.S. storms ($2.4 million). The Company sustained a number of claims relating to aggregate stop loss and excess of loss contracts, which accounted for approximately $16.8 million or 18% of losses incurred. A large percentage of these aggregate losses incurred in the year ended September 30, 1998 related to losses that had occurred in prior years. This was due to the extended loss reporting periods on these contracts, a number of which had a period of 24 months after the expiry of the contract within which to report losses. Also, as a result of increasing other lines of business the Company incurred losses relating to LaSalle Re Capital ($5.0 million), satellite coverages ($3.0 million), various risk excess coverages ($3.0 million) and political risks coverages ($1.7 million). As a result of the current year loss activity, the Company has increased the level of incurred but not reported reserves. Losses and loss expenses incurred during the year ended September 30, 1997 primarily included $12.0 million for floods in Eastern Europe, $6.1 million in respect of various international windstorms and winter storm activity in the United States and $4.6 million adverse development on Hurricane Fran (which occurred in September 1996).

  Underwriting expenses decreased 12.9% from $26.0 million for the year ended September 30, 1997 to $22.7 million for the year ended September 30, 1998. As a percentage of net premiums earned, underwriting expenses were 14.6% for the year ended September 30, 1998 compared to 15.9% for the year ended September 30, 1997. Fees accrued pursuant to the Underwriting Services Agreement as a percentage of net premiums earned decreased to 2.3% for the year ended September 30, 1998 from 4.0% for the year ended September 30, 1997. This was due to the higher loss activity and lower premium earnings in the year ended September 30, 1998 compared with the year ended September 30, 1997. The Company's level of brokerage fees and ceding commissions increased to 12.3% of net premiums earned for the year ended September 30, 1998 from 11.8% of net premiums earned for the year ended September 30, 1997. The increase was partly due to an increase in earned premiums written by LaSalle Re Capital, whose expense ratio was approximately 20% and partly due to an increase in the average cost of writing proportional business.

  Operational expenses decreased 29.4% from $12.7 million for the year ended September 30, 1997 to $8.9 million for the year ended September 30, 1998. As a percentage of net premiums earned, operational expenses were 5.7% during the year ended September 30, 1998 compared to 7.7% for the year ended September 30, 1997. Effective October 1, 1997, the Administrative Services Agreement with ARC was terminated and all of the personnel assigned to the Company by ARC became employees of the Company, with the Company assuming the functions previously performed by ARC. This generated a reduction in operational expenses of approximately $2.3 million, as the fees paid to ARC were in excess of the additional costs assumed by the Company. In addition, the Company experienced a reduction in executive compensation of approximately $2.4 million, due partly to a decline in the fair value of stock appreciation rights and partly to reduced bonus provisions. These decreases were offset by increased costs of $1.0 million relating to LaSalle Re Capital and fees paid to directors.

  Corporate expenses decreased 72.2% from $1.8 million for the year ended September 30, 1997 to $0.5 million for the year ended September 30, 1998. The costs incurred in the year ended September 30, 1998 related to costs associated with the Company's investigation of potential merger and acquisition transactions. Corporate expenses for the year ended September 30, 1997 included costs associated with the Secondary Offering, the Preferred Offering, the Tender Offer, the formation costs of LaSalle Re Capital, the Company's move to the New York Stock Exchange and fees incurred with respect to the CatEPut. Corporate expenses do not include the underwriting discounts associated with the various offerings. These costs were borne by the selling shareholders in the Secondary Offering. In respect of the Preferred Offering, the underwriting discount was charged to additional paid in capital.

                                    10K-22

  Interest expense increased 11.8% from $1.7 million in the year ended September 30, 1997 to $1.9 million for the year ended September 30, 1998. The increase was due to additional financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract in the year ended September 30, 1998. As the contract incepted January 1, 1997, only three quarters of the annual charge was included in the year ended September 30, 1997. Other interest expenses related to the annual administration fee and the ongoing commitment fees payable on the Company's credit facility. As at September 30, 1998, there were no borrowings under this facility.

  Foreign exchange gains in the year ended September 30, 1998 were negligible at $0.2 million compared to losses of $3.0 million in the year ended September 30, 1997. The losses in the year ended September 30, 1997 resulted from the unfavorable closing of a sterling forward contract, and an overall strengthening of the U.S. dollar against the major foreign currencies in which the Company wrote premiums.

  Earnings per Common Share were $3.06 for the year ended September 30, 1998 and $5.55 for the year ended September 30, 1997. Earnings per Common Share assuming dilution were $2.80 for the year ended September 30, 1998 and $5.14 for the year ended September 30, 1997. The weighted average number of shares outstanding used in the calculation of earnings assuming dilution decreased from 22,998,936 for the year ended September 30, 1997 to 20,919,405 for the year ended September 30, 1998. The decrease in the weighted average number of shares outstanding resulted primarily from the repurchase of shares in the Tender Offer in April 1997.

 Year Ended September 30, 1997 Compared with Year Ended September 30, 1996

  Gross premiums written decreased 9.9% to $171.4 million for the year ended September 30, 1997 from $190.2 million for the year ended September 30, 1996. This decrease was due primarily to a reduction in international property catastrophe premiums to $73.1 million for the year ended September 30, 1997 from $88.9 million for the year ended September 30, 1996. This reduction, in turn, was a result of the competitive rate environment, which led to a reduction in the number of international property catastrophe contracts written. The Company experienced a 5.3% decrease in property catastrophe premiums written in the United States. The decline in gross premiums written by the Company was partially offset by an increase of $14.9 million in respect of other non-property catastrophe lines written. This increase primarily related to premiums written in the year ended September 30, 1997 by LaSalle Re Capital, which was accepted into Lloyd's with effect from January 1, 1997. Further, for the year ended September 30, 1997 compared to the year ended September 30, 1996, the Company experienced a reduction in reinstatement premiums of $6.2 million due to more favorable loss experience and an increase in overall negative premium adjustments of $7.6 million.

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

  Net investment income increased 23.5% to $33.1 million for the year ended September 30, 1997 from $26.8 million for the year ended September 30, 1996. This increase was principally attributable to an increase in yields during the year ended September 30, 1997, together with a larger average investment base compared to the year ended September 30, 1996. Annualized investment income as a percentage of the average market value of invested assets was 6.07% for the year ended September 30, 1997 compared to 5.44% for the year ended September 30, 1996.

  Net realized gains on investments were $0.6 million during the year ended September 30, 1997 compared to $0.4 net realized losses during the year ended September 30, 1996.

                                    10K-23

  Other income was derived from reinsurance related services providing an annual fee of $0.3 million. As the provision of these services began on January 1, 1997, there was no corresponding income in the year ended September 30, 1996.

  The following table sets forth the Company's combined ratios for the years ended September 30, 1997 and 1996:

                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1997          1996
                                                     ------------- -------------
      Loss and loss expense ratio...................     19.0%          26.4%
      Expense ratio.................................     23.6%          19.6%
      Combined ratio................................     42.6%          46.0%

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

  Underwriting expenses decreased 4.8% from $27.3 million for the year ended September 30, 1996 to $26.0 million for the year ended September 30, 1997. As a percentage of net premiums earned, underwriting expenses were 15.9% for the year ended September 30, 1997 compared to 14.0% for the year ended September 30, 1996. Of this increase, 0.6% was due to the settlement of significant profit commissions on one program underwritten in previous fiscal years, which had better than expected loss ratios, and the provision for profit commission on contracts underwritten in the current fiscal year. In addition, the business underwritten by LaSalle Re Capital has higher underwriting costs, which increases the Company's percentage of underwriting expenses to net premiums earned. The Company experienced an increase in the fees and profit commission accrued under the Underwriting Services Agreement from 3.7% of net premiums earned for the year ended September 30, 1996 to 4.0% net premiums earned for the year ended September 30, 1997.

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

                                    10K-24

  Foreign exchange losses in the year ended September 30, 1997 were $3.0 million compared to losses of $1.1 million in the year ended September 30, 1996. The losses in the year ended September 30, 1997 resulted from the unfavorable closing of a sterling forward contract, and an overall strengthening of the U.S. dollar since January 1, 1997 against the major foreign currencies in which the Company writes premiums. The losses for the year ended September 30, 1996 were the result of several factors, including the decrease in the value of yen and deutschmarks relative to the U.S. dollar. Additionally, the Company's sterling foreign exchange contracts precluded participation in the appreciation of sterling in the third fiscal quarter above the Company's average forward rate.

  Earnings per Common Share were $5.55 for the year ended September 30, 1997 and $5.70 for the year ended September 30, 1996. Earnings per Common Share assuming dilution were $5.14 for the year ended September 30, 1997 and $5.40 for the year ended September 30, 1996. Following the Tender Offer, the adjusted weighted average number of Common Shares outstanding decreased from 23,967,870 for the year ended September 30, 1996 to 22,998,936 for the year ended September 30, 1997. This decrease generated a 6.6% accretive effect on the Company's 1997 net income per share.

LIQUIDITY AND CAPITAL RESOURCES

  As a holding company, the Company's assets consist primarily of all of the outstanding voting stock of LaSalle Re. The Company's cash flows depend primarily on dividends and other permitted payments from LaSalle Re.

  LaSalle Re's sources of funds consist of premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, brokerage, commissions, excise taxes, administrative expenses and dividends. Under the Insurance Act, LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files an affidavit (at least 7 days before payment of such dividends) stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the approval of the Minister of Finance if it failed to meet its required margins in the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends that would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act from reducing its total opening statutory capital by 15% or more without the approval of the Minister of Finance. LaSalle Re currently meets its requirements under the Insurance Act. In addition, the payment of dividends by LaSalle Re is subject to the rights of holders of the Exchangeable Non-Voting Shares to receive a pro rata share of any dividend and to its need to maintain shareholders' equity adequate to support the level of LaSalle Re's reinsurance operations.

  Operating activities provided net cash of $96.0 million for the year ended September 30, 1998 and $98.6 million for the year ended September 30, 1997. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

  As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and marketable securities. As of September 30, 1998, 80.1% of its total assets were held in cash and marketable securities. To further mitigate the uncertainty surrounding the amount and timing of potential liabilities and to minimize interest rate risk, LaSalle Re maintains a short average duration for its investment portfolio. The modified average duration of the investment portfolio, including cash, was 3.1 years at September 30, 1998. At September 30, 1998, the fair value of the Company's total investment portfolio, including cash, was $606.8 million.

  Cash and cash equivalents increased from $54.8 million at September 30, 1997 to $85.3 million at September 30, 1998. The increase was due to proceeds received on the sale of bonds in late September, which

                                    10K-25
were not re-invested until post year-end. In addition the Company required funds for the payment of losses, primarily as a result of Hurricane Georges.

  The Company has adopted the Statement of Financial Accounting Standard No. 115 ("SFAS 115") to account for its marketable securities with all of the Company's investments classified as "available for sale". Under this classification, investments are recorded at fair market value and any unrealized gains or losses are reported as "Accumulated other comprehensive income", a separate component of shareholders' equity. In accordance with SFAS No. 130 "Reporting of Comprehensive Income", the movement in unrealized gains or losses on these investments are disclosed as part of other comprehensive income. The unrealized gain on the investment portfolio net of amounts attributable to minority interest was $13.8 million at September 30, 1998 compared to an unrealized gain of $2.0 million at September 30, 1997.

  At September 30, 1998, 86.5% of the securities held in the Company's investment portfolio were fixed-income securities rated "AA" or better and 97.9% were fixed-income securities rated "A" or better by S&P or Moody's. No single investment comprised more than 5% of the overall portfolio. As at September 30, 1998, issuers from the Far East and Asia represented 5.7% of the investment portfolio. These securities had a market value of $33.6 million and an aggregate unrealized gain of $0.4 million. All of these securities had an average credit rating of AAA as assigned by S&P or Moody's, as at September 30, 1998.

  During the year ended September 30, 1998, the Company modified its investment guidelines to allow the purchase of mortgage backed securities. In addition during the year ended September 30, 1998 the Company entered into a swap agreement to provide cash flow to a counterparty in the event of a defined earthquake activity in Japan. Receipts to the Company are accounted for as investment income and are based on a percentage of the notional amount of the swap. The contract exposes LaSalle Re to a maximum cash outflow of the original notional amount of $3.0 million should the defined earthquake event occur. In addition, the Company is exposed to credit loss in the event of nonperformance by the counter-party to the remittance of interest payments as required by the swap.

  Reinsurance balances receivable were $86.8 million at September 30, 1998 compared to $80.0 million at September 30, 1997. This increase was due to the inclusion of receivable balances relating to the business underwritten by LaSalle Re Capital. At September 30, 1998, these receivable balances were $31.2 million compared to $11.3 million as at September 30, 1997. Given the three-year accounting methodology utilized by Lloyd's, these balances will not be received until after the year 2000.

  Deferred acquisition costs increased from $11.9 million at September 30, 1997 to $13.4 million at September 30, 1998 whereas unearned premiums decreased from $88.5 million at September 30, 1997 to $83.1 million at September 30, 1998. Although the volume of gross premiums written has declined, there has been an increase in the average cost of the business written due to increased costs associated with proportional business and an increased level of LaSalle Re Capital business.

  Prepaid reinsurance premiums have increased from $5.8 million at September 30, 1997 to $7.6 million at September 30, 1998. The increase primarily related to an increase in the level of the risk transfer portion of the Company's reinsurance program and to the level of reinsurance ceded by LaSalle Re Capital.

  Other assets increased from $22.6 million at September 30, 1997 to $31.7 million as at September 30, 1998. This was primarily due to the deposit portion of the ceded reinsurance contract, which is accounted for in accordance with SFAS No 113 and the no claims bonus provision of the contract. In addition, following the termination of the Administrative Services Agreement the Company paid $1.5 million to purchase the existing fixed assets. The Company has also purchased additional fixed assets during the year ended September 30, 1998.

  At September 30, 1998, the liability for unpaid losses and loss expenses was $97.9 million compared to $45.5 million at September 30, 1997. The increase of $52.4 million from September 30, 1997 was primarily due to the losses which occurred in the fourth quarter on which the Company made an estimate of its total liability, notably Hurricane Georges. In addition, the Company increased its reserves for unpaid losses on other lines of business and the business written by LaSalle Re Capital which, given the three-year accounting methodology, will not be paid until after the year 2000.

                                    10K-26

  Other liabilities increased from $22.8 million as at September 30, 1997 to $29.2 million as at September 30, 1998. The increase of $6.4 million was primarily due to liabilities established for the purchased reinsurance protections for both the Company and LaSalle Re Capital and operating expenses of LaSalle Re Capital. This was offset partially by a reduction in the fees accrued pursuant to the Underwriting Services Agreement with CNA Bermuda which was terminated October 1, 1998 and the Administrative Services Agreement with ARC which was terminated October 1, 1997.

  In accordance with the terms of certain reinsurance contracts written by the Company, the Company has posted letters of credit in the amount of $8.3 million as of September 30, 1998 as compared to $8.7 million as of September 30, 1997 to support outstanding loss reserves. In connection with LaSalle Re Capital's support of three Lloyd's syndicates, the Company has posted letters of credit in the amount of $16.6 million (equivalent to (Pounds)9.8 million). In addition, in connection with the Japanese earthquake swap, the Company has posted a letter of credit of $3.0 million. All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of the outstanding letters of credit.

  The Company paid dividends on its Common Shares of $0.71 per share in October 1997 and $0.75 per share in January, April and July 1998. The Company paid a quarterly dividend of $0.5469 per share to holders of its Series A Preferred Shares in December 1997 and March, June and September 1998. As of September 30, 1998, dividends due but not yet declared on the Series A Preferred Shares amounted to $0.5 million.

  Based on the Company's net income for the year ended September 30, 1998, the Company currently expects to declare dividends of $0.375 per Common Share each quarter during the 1999 fiscal year. The actual amount and timing of any future Common Share dividends is at the discretion of the Board. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company's dividend policy will not change or that the Company will declare or pay any dividends in future periods.

  LaSalle Re Capital is committed to provide capital support for the 1999 underwriting year to the same Lloyd's syndicates as it supported in 1998. The level of support is not expected to change materially from that provided in 1998. The Company has no material commitments for capital expenditures.

  The Company has in place a $100 million committed line of credit from a syndicate of banks. The proceeds from the credit facility may only be used to buy preferred shares of LaSalle Re that, in turn, may use the proceeds of such purchase to meet current cash requirements. The facility matures December 1, 2000, and is secured by a pledge ("legal mortgage") of all the capital stock of LaSalle Re held by the Company, including any preferred shares that may be issued by LaSalle Re to the Company. The line of credit contains various covenants, including limitations on incurring additional indebtedness; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $300 million or 70% of net premiums written; maintenance of statutory capital of LaSalle Re of at least $300 million, increasing to $350 million at the end of calendar year 1998 and $400 million at the end of calendar year 1999 and thereafter; and maintenance of a ratio of net premiums written to statutory capital at the end of any fiscal quarter for the four fiscal quarters then ended of no more than
1.00 to 1.00 in each case. The Company may pay dividends and make other restricted payments so long as, after giving effect to such restricted payments, no event of default has occurred. Dividends and restricted payments are limited to 50% of consolidated net income for its immediately preceding fiscal year less amounts paid on the Series A preferred shares. In order for the Company to pay dividends in excess of 50% of consolidated net income, the Company would have to renegotiate certain terms of its credit facility. As of September 30, 1998, the credit facility had not been utilized.

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

                                    10K-27

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for financial statements issued for periods beginning after December 15, 1997 and requires the Company to report financial and descriptive information about its reportable operating segments. This standard will require additional disclosure and will be adopted by the Company for the year ended September 30, 1999.

  In February 1998, the Financial Accounting Standards Board issued SFAS No. 132 "Employers' Disclosures about Pensions and other Postretirement Benefits". This statement is effective for fiscal years beginning after December 15, 1997. As the provisions of the statement need not be applied to immaterial items, the Company considers it unlikely the statement will change its disclosures significantly.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Given the limited number of transactions currently entered into by the Company that are covered by the statement, the Company does not anticipate any significant changes to its current financial reporting.

 Year 2000 Issue

  The Company's goal is to ensure that its computer systems and the computer systems of third parties that are material to the Company's operations (such as the computer systems of service providers, suppliers and brokers) will be capable of correctly processing information relating to dates in and after the year 2000 ("Year 2000 compliant"). The Company does not believe that it faces any material Year 2000 compliance problems with respect to its non-information technology systems.

  The Company engaged International Business Machines Corporation ("IBM") to prepare an assessment and strategy report outlining the steps needed to make the Company's computer systems Year 2000 compliant. IBM's report indicated that certain of the Company's systems, applications and business interfaces have Year 2000 date problems which will require an estimated 359 person-days to correct. The Company has set a target date of March 31, 1999 for the completion of the necessary conversions to the following systems: (i) the Senator underwriting management system, (ii) the RSG reinsurance system, (iii) other software and hardware components and infrastructure, (iv) enterprise-wide spreadsheet and database files, (v) broker compliance and (vi) supplier compliance. The Company has budgeted $0.3 million for the overall Year 2000 compliance effort and has expensed $0.06 million to date for the IBM assessment and strategy report. Given the current level of estimated costs, it is not anticipated that the costs of Year 2000 compliance will have a material impact on the Company's future results.

  A number of risk factors, including but not limited to the following, could affect the Company's plans to achieve Year 2000 compliance by March 31, 1999 within the current budget:

  . As the Company is currently completing its installation of the Senator underwriting management system, any delay in completing that installation could delay the Year 2000 conversion of components of that system. To provide for that contingency, the Company has contracted with outside service providers to ensure that the Company's current RSG reinsurance system is Year 2000 compliant by January 31, 1999.

  . The target date of March 31, 1999 for Year 2000 compliance is based on the December 1998 commencement and timely progress of the actual software conversions. Any delays in starting or implementing the conversion process will present a significant hindrance to completing the project by the target date.

  . Information technology ("IT") resources to implement Year 2000 conversions are in short supply and the supply of external contractor resources is likely to decrease further as the Year 2000 approaches. This shortage of resources could escalate the cost of performing the conversion work beyond the current estimates. The Company intends to maximize internal IT resources by freezing all discretionary changes to applications during the Year 2000 conversion and does not anticipate that this will delay other significant IT projects.

                                    10K-28

  . The Company has no control over the timing of Year 2000 compliance by external brokers and suppliers who interface with the Company. However, the Company has distributed a Year 2000 compliance questionnaire to its suppliers and brokers and, as of November 12, 1998, 63.5% of suppliers and 61.5% of brokers, including the Company's major suppliers and brokers, had adequately responded to the Company's questionnaire.

  The Company also assesses the effect of the Year 2000 issue on the business it underwrites, considering the exposure to Year 2000 related losses on a contract by contract basis at the time of underwriting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company's major market risk exposure is changing interest rates, primarily in the United States as the Company has a portfolio of fixed maturity investments, of which all except one hedged international bond are denominated in U.S. dollars. A change in interest rates will affect the fair value of the Company's investments and will lead to fluctuations in "Accumulated Other Comprehensive Income" on the balance sheet. The Company limits this risk by setting a maximum portfolio duration of four years, which is stipulated in the Company's investment guidelines. The Company does not use derivative financial instruments to manage market risk in its U.S. dollar denominated portfolio. In addition, the Company places its investments with high credit quality issuers and limits the amount of credit exposure with respect to particular ratings categories and any one issuer or country of issuer. The table below (expressed in millions of U.S. dollars) presents the par value amounts and related weighted average interest rates by year of maturity for the Company's U.S. dollar denominated investment portfolio.

                         1998  1999  2000  2001  2002   2003  2004  2005  2006  2007  2008  2013  TOTAL
                         ----  ----  ----  ----  -----  ----  ----  ----  ----  ----  ----  ----  -----
Cash and cash
 equivalents............ 55.5                                                                      55.5
Weighted average
 interest rate..........  5.8%                                                                      5.8%
Investments Fixed
 interest............... 23.0  11.7  66.0  60.0  127.5  78.0  15.0  3.0   5.0   14.5  63.0  29.7  496.4
Weighted average
 interest rate..........  5.7%  6.2%  6.0%  6.3%   6.2%  5.8%  6.2% 5.9%  5.9%   5.7%  5.7%  6.4%   6.0%

  Mortgage backed securities are included in the above table by relevant year of maturity. In addition, unit funds which are included as part of cash and cash equivalents are included in the above table at par value.

  During the year ended September 30, 1998, the Company amended its investment guidelines to permit investment in hedged international bonds. Under this type of investment, the currency risk is negated through the use of forward contracts, with the Company only being exposed to the interest rate risk on the bond purchased. As at September 30, 1998, only one bond had been purchased with a par value of Canadian dollars $7 million, an interest rate of 5.3% and a maturity date of 2007.

  The fair value of the cash and cash equivalents and the fixed interest securities as at September 30, 1998 was $606.8 million.

  In addition, the Company has foreign currency risk on both reinsurance balances receivable and reinsurance balances payable (including payables relating to losses). The Company does not currently utilize derivative instruments to manage the Company's exposure to foreign currency movements. In the past the Company has used forward contracts to eliminate the risk; however, given the uncertainty in cash flows this was not deemed to be an efficient management technique. As of September 30, 1998, the majority of the Company's net receivable/payable position is denominated in U.S. dollars. As at September 30, 1998, the largest foreign currency exposure is sterling, as the Company had a net receivable balance of (Pounds)14.1 million. A 5% increase or decrease in the year-end sterling/U.S. dollar exchange rate would produce a gain or loss, respectively, of $1.2 million. Given the limited amount of net receivable balances in other currencies, no other currency movement has been considered.

                                    10K-29

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LASALLE RE HOLDINGS LIMITED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
INDEPENDENT AUDITORS' REPORT............................................. 10K-31
CONSOLIDATED BALANCE SHEETS.............................................. 10K-32
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME........... 10K-33
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY............... 10K-34
CONSOLIDATED STATEMENTS OF CASH FLOWS.................................... 10K-35
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................... 10K-36

                                     10K-30

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Re Holdings Limited and subsidiaries as of September 30, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998 in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK
                                          Chartered Accountants

Hamilton, Bermuda
October 26, 1998

                                    10K-31

                          LASALLE RE HOLDINGS LIMITED

                          CONSOLIDATED BALANCE SHEETS

                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE
                                     DATA)

                                                                  1998     1997
                                                                -------- --------
ASSETS
Cash and cash equivalents.....................................  $ 85,281 $ 54,761
Investments held as available for sale at fair value..........   521,476  498,282
 (amortized cost 1998: $503,531; 1997: $495,705)
Accrued investment income.....................................    11,056   12,684
Reinsurance balances receivable...............................    86,779   80,041
 (related party 1998: $8,729; 1997: $13,481)
Deferred acquisition costs....................................    13,444   11,932
Prepaid reinsurance premiums..................................     7,584    5,837
Other assets..................................................    31,670   22,551
                                                                -------- --------
Total assets..................................................  $757,290 $686,088
                                                                ======== ========
LIABILITIES
Outstanding losses and loss expenses..........................  $ 97,942 $ 45,491
Unearned premiums.............................................    83,119   88,490
Other liabilities.............................................    29,241   22,823
 (related party 1998: $3,831; 1997: $7,975)
Dividend payable..............................................    11,366   10,703
                                                                -------- --------
Total liabilities.............................................   221,668  167,507
                                                                -------- --------
Minority Interest.............................................   105,569   93,355
                                                                -------- --------
SHAREHOLDERS' EQUITY
Share capital authorized in the aggregate 100,000,000 shares, par value $1
Preferred shares..............................................     3,000    3,000
 (par value $1, liquidation preference $25 per share, issued &
 outstanding,
 3,000,000 Series A Preferred Shares)
Common shares.................................................    15,179   15,074
 (par value $1 issued & outstanding, 15,178,791; 1997:
  15,073,914)
Additional paid in capital....................................   295,578  299,964
Accumulated other comprehensive income........................    13,838    2,035
Retained earnings.............................................   102,458  105,153
                                                                -------- --------
Total shareholders' equity....................................   430,053  425,226
                                                                -------- --------
Total liabilities, minority interest and shareholders' equity.  $757,290 $686,088
                                                                ======== ========

          See accompanying notes to consolidated financial statements

                                     10K-32

                          LASALLE RE HOLDINGS LIMITED

         CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE
                                     DATA)

                                                     1998      1997      1996
                                                   --------  --------  --------
REVENUES
Premiums written.................................  $155,316  $171,386  $190,151
 (related party 1998: $16,917; 1997: $21,408;
 1996: $24,045)
Premiums ceded...................................    (7,815)   (7,693)        0
                                                   --------  --------  --------
Net premiums written.............................   147,501   163,693   190,151
Change in unearned premiums and prepaid
 reinsurance premiums............................     7,119       240     4,990
                                                   --------  --------  --------
Net premiums earned..............................   154,620   163,933   195,141
Net investment income............................    34,288    33,109    26,846
Net realized gains (losses) on investments.......     5,575       555      (418)
Other income ....................................        63       188         0
 (related party 1998: $63; 1997: $188; 1996: $0)
                                                   --------  --------  --------
Total revenues...................................   194,546   197,785   221,569
                                                   --------  --------  --------
EXPENSES
Losses and loss expenses incurred................    95,539    31,199    51,477
Underwriting expenses............................    22,661    26,018    27,268
 (related party 1998: $6,318; 1997: $9,857; 1996:
 $10,419)
Operational expenses.............................     8,932    12,656    11,114
 (related party 1998: $44; 1997: $6,212; 1996:
 $6,500)
Corporate expenses...............................       517     1,770       911
Interest expense.................................     1,881     1,678       222
Exchange (gains) losses..........................      (216)    2,996     1,126
                                                   --------  --------  --------
Total expenses...................................   129,314    76,317    92,118
                                                   --------  --------  --------
Income before minority interest..................    65,232   121,468   129,451
Minority interest................................    13,426    24,391    47,966
                                                   --------  --------  --------
Net income.......................................  $ 51,806  $ 97,077  $ 81,485
OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities..........  $ 12,715  $  3,592  $   (483)
Less: reclassification adjustments for (gains)
 losses included in net income...................  $   (912) $    304  $   (339)
                                                   --------  --------  --------
Total other comprehensive income.................    11,803     3,896      (822)
                                                   --------  --------  --------
Comprehensive income.............................  $ 63,609  $100,973  $ 80,633
                                                   ========  ========  ========
Earnings per common share........................  $   3.06  $   5.55  $   5.70
                                                   ========  ========  ========
Earnings per common share--assuming dilution.....  $   2.80  $   5.14  $   5.40
                                                   ========  ========  ========

          See accompanying notes to consolidated financial statements

                                     10K-33

                          LASALLE RE HOLDINGS LIMITED

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE
                                     DATA)

                                                   1998      1997      1996
                                                 --------  --------  --------
PREFERRED SHARES PAR VALUE $1
Balance at beginning and end of year............ $  3,000  $  3,000  $      0
                                                 ========  ========  ========
COMMON SHARES PAR VALUE $1
Balance at beginning of year.................... $ 15,074  $ 14,398  $ 14,398
Issuance of shares..............................      155         1         0
Share repurchase................................      (50)   (3,704)        0
Change in minority interest.....................        0     4,379         0
                                                 --------  --------  --------
Balance at end of year.......................... $ 15,179  $ 15,074  $ 14,398
                                                 ========  ========  ========
ADDITIONAL PAID IN CAPITAL
Balance at beginning of year.................... $299,964  $221,968  $221,968
Issuance of shares..............................    1,490    70,177         0
Share repurchase................................     (790)  (44,990)        0
Change in minority interest.....................   (3,274)   54,664         0
Equity put option premium.......................   (1,812)   (1,855)        0
                                                 --------  --------  --------
Balance at end of year.......................... $295,578  $299,964  $221,968
                                                 ========  ========  ========
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of year.................... $  2,035  $ (1,861) $ (1,039)
Unrealized gain / (loss) in year................   11,851     4,354      (822)
Change in minority interest.....................      (48)     (458)        0
                                                 --------  --------  --------
Balance at end of year.......................... $ 13,838  $  2,035  $ (1,861)
                                                 ========  ========  ========
RETAINED EARNINGS
Balance at beginning of year.................... $105,153  $ 72,943  $ 18,095
Net income......................................   51,806    97,077    81,485
Common share dividends..........................  (44,641)  (44,860)  (26,637)
 (1998: $3.00 per share; 1997: $2.84 per share;
 1996: $0.75 per share)
Preferred share dividends.......................   (6,563)   (2,807)        0
 (1998: $2.19 per share; 1997: $0.94 per share;
 1996: $Nil)
Share repurchase................................     (719)  (33,807)        0
Option exercise.................................     (133)        0         0
Change in minority interest.....................   (2,445)   16,607         0
                                                 --------  --------  --------
Balance at end of year.......................... $102,458  $105,153  $ 72,943
                                                 ========  ========  ========
    Total shareholders' equity.................. $430,053  $425,226  $307,448
                                                 ========  ========  ========

          See accompanying notes to consolidated financial statements

                                     10K-34

                          LASALLE RE HOLDINGS LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
  (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE
                                     DATA)

                               1998       1997       1996
                             ---------  ---------  ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income.................  $  51,806  $  97,077  $  81,485
Adjustments to reconcile
 net income to cash
 provided by operating
 activities:
  Minority interest in net
   income..................     13,426     24,391     47,966
  Amortization of
   investment premium......        863      1,725      3,280
  Net realized
   (gains)/losses on sale
   of investments...........    (5,575)      (555)       418
  Unrealized (gains)/losses
   on foreign exchange......      (594)       937        590
Changes in:
  Accrued investment
   income..................      1,628      1,527      1,592
  Reinsurance balances
   receivable...............    (6,590)   (10,495)    15,412
  Deferred acquisition
   costs....................    (1,512)    (1,468)       244
  Prepaid reinsurance
   premiums.................    (1,747)    (5,837)         0
  Other assets..............    (9,156)   (20,981)      (105)
  Outstanding losses and
   loss expenses............    52,218     (4,242)   (16,748)
  Unearned premiums.........    (5,372)     5,596     (4,991)
  Other liabilities.........     6,613     10,968      2,294
                             ---------  ---------  ---------
Cash provided by operating
 activities................     96,008     98,643    131,437
                             ---------  ---------  ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES
Purchase of investments....   (427,283)  (364,989)  (270,287)
Net sales of short term
 investments...............          0        116         47
Proceeds on the sale of
 investments...............    389,170    282,449    170,296
Proceeds on the maturity of
 investments...............     35,000     79,000     44,500
                             ---------  ---------  ---------
Cash applied to investing
 activities................     (3,113)    (3,424)   (55,444)
                             ---------  ---------  ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Net proceeds from
 subscriptions to share
 capital...................      4,802     72,682          0
Payment of dividends.......    (63,267)   (54,338)  (111,363)
Share repurchase...........     (1,560)  (103,442)         0
Equity put option premium..     (2,350)    (2,350)         0
                             ---------  ---------  ---------
Cash applied to financing
 activities................    (62,375)   (87,448)  (111,363)
                             ---------  ---------  ---------
Net increase/(decrease) in
 cash and cash equivalents.     30,520      7,771    (35,370)
Cash and cash equivalents
 at beginning of year......     54,761     46,990     82,360
                             ---------  ---------  ---------
Cash and cash equivalents
 at end of year............  $  85,281  $  54,761  $  46,990
                             =========  =========  =========

          See accompanying notes to consolidated financial statements

                                     10K-35

                          LASALLE RE HOLDINGS LIMITED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE
                                     DATA)

1. GENERAL

  The Company was incorporated on September 20, 1995 under the laws of Bermuda to act as an investment holding company. LaSalle Re Limited ("LaSalle Re") was incorporated on October 26, 1993 under the laws of Bermuda and commenced operations on November 22, 1993. LaSalle Re is licensed under the Insurance Act, 1978 as amended by the Insurance Amendment Act, 1995 of Bermuda (the "Act") to write insurance business and operates as a multi-line reinsurance company, with emphasis on property catastrophe business.

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

                                    10K-36

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

 (b) Minority interest

  Minority interest represents the Founding Shareholders' ownership of the Exchangeable Non-Voting Shares in LaSalle Re. These shares are held by certain Founding Shareholders who would otherwise hold, or cause another shareholder to hold, directly, indirectly or constructively, in excess of 9.9% of the voting power of the Company or LaSalle Re. The Exchangeable Non-Voting Shares in LaSalle Re are exchangeable, at the option of the holder, for Common Shares of the Company, on a one-for-one basis, unless the board of directors of the Company determines such exchange may cause actual or potential adverse tax consequences to the Company or any shareholder. The Exchangeable Non-Voting Shares will at all times rank as to assets, dividends and in all other respects on a parity with the Common Shares of LaSalle Re, except that they do not have the right to vote on any matters except as required by Bermuda law and in connection with certain actions by the Company.

  Changes in the minority interest of LaSalle Re as a result of the exchange of such shares for shares in the Company are recorded at historic cost by transferring an appropriate portion of the minority interest to the various components of shareholders' equity. The minority's share of income as recorded in the income statement is calculated using the minority's ownership percentage as at the balance sheet date. Minority interest as reported in the balance sheet represents the minority's current proportionate share of LaSalle Re and its subsidiaries' net assets.

 (c) Premiums earned and deferred acquisition costs

  Premiums written are estimated by management based upon reports received from ceding companies. These estimates are adjusted where a contract contains a no claims bonus with a provision for the potential liability recorded simultaneously with the written premium. In addition, estimates are subject to review with adjustments recorded in the period in which the actual amounts are determined. Premiums on property catastrophe excess of loss contracts are earned on a pro rata basis over the period the coverage is provided, which is generally 12 months. Under pro rata property catastrophe contracts, the risks underlying the contracts incept throughout the policy period and premiums generally are earned over an 18 month period. Premiums written by LaSalle Re Corporate Capital Ltd. are derived from reports submitted to the Company by the syndicates. These premiums are earned in accordance with the related underlying risk attachment periods, which average between 18-24 months. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of the policies in force.

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

                                    10K-37

                          LASALLE RE HOLDINGS LIMITED

  In accordance with Statement of Financial Accounting Standard ("SFAS") No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", contracts providing indemnification against loss or liability relating to insurance risk have been accounted for as reinsurance. Reinsurance premiums are reported as prepaid reinsurance premiums and amortized over the contract period in proportion to the amount of reinsurance protection provided. Where the contract provides for return premiums, these are accrued based on loss experience through to the balance sheet date. Reinsurance contracts, which do not satisfy the conditions for reinsurance accounting under SFAS No. 113, are accounted for as deposits.

 (e) Losses and loss expenses

  The liability for outstanding losses and loss expenses is based on reports and individual case estimates received from ceding companies. An amount is included for losses and loss expenses incurred but not reported on the basis of reports received from ceding companies and an actuarial analysis. The amount included as losses incurred in respect of business written by LaSalle Re Corporate Capital Ltd. is derived from an analysis of expected loss ratios.

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

  Liabilities are recorded without consideration of potential salvage or subrogation recoveries that are estimated to be immaterial. Such recoveries, when realized, are reflected as a reduction of losses incurred.

 (f) Investments

  The Company's investments comprise fixed interest securities and short term investments, such as certificates of deposit or commercial paper. All investments are considered to be available for sale under the definition included in SFAS No. 115 "Accounting and Reporting for Certain Investments in Debt and Equity Securities". As such, they are reported at fair value with unrealized gains and losses, net of amounts attributable to the minority interest, reported as other comprehensive income.

  Purchases and sales of investments are accounted for on the trade date of the transaction.

 (g) Investment income

  Investment income, net of investment expenses, is accrued to the balance sheet date and includes amortization of premiums and accretion of discounts relative to fixed interest securities purchased at prices different to par value.

  Realized gains or losses on sales of investments are determined on the basis of specific identification and are included in the consolidated statements of operations and comprehensive income.

                                    10K-38

                          LASALLE RE HOLDINGS LIMITED

 (h) Translation of foreign currencies

  The U.S. dollar is the Company's functional currency. Foreign currency monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date. Unearned premiums and deferred acquisition costs are translated at historic exchange rates. Foreign currency revenues and expenses are translated at the exchange rates in effect at the date of the transaction. Exchange gains and losses are included in the determination of net income, as they arise.

  The Company has entered into foreign exchange contracts to manage the currency risks associated with the receipt of non-U.S. dollar insurance premiums. Realized and unrealized gains and losses on these contracts are included in the determination of net income as they arise.

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

 (k) Corporate expenses

  Corporate expenses are recorded on an accruals basis.

 (l) Cash and cash equivalents

  For the purposes of the consolidated statements of cash flows, the Company considers all time deposits and certificates of deposit with an original maturity of 90 days or less as equivalent to cash.

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

 (n) Earnings per common share

  Earnings per Common Share have been calculated in accordance with SFAS 128 "Earnings per Share". Earnings per Common Share are calculated by dividing net income available to common shareholders by the weighted average number of Common Shares outstanding. For the purposes of this calculation, the exchangeable non-voting shares of LaSalle Re ("Exchangeable Non-Voting Shares") are considered outstanding Common Shares of the Company due to the exchangeable nature of the shares. Earnings per Common Share assuming dilution is computed by dividing net income available to common shareholders by the sum of the weighted average number of Common Shares outstanding and the dilutive potential Common Shares outstanding during the period of calculation. Prior period calculations have been restated to give effect to SFAS 128.

                                    10K-39

                          LASALLE RE HOLDINGS LIMITED

 (o) Accounting pronouncements

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for financial statements issued for periods beginning after December 15, 1997 and requires the Company to report financial and descriptive information about its reportable operating segments. This standard will require additional disclosure and will be adopted by the Company for the year ended September 30, 1999.

  In February 1998, the Financial Standards Board issued SFAS No. 132 "Employers' Disclosures about Pensions and other Postretirement Benefits". This statement is effective for fiscal years beginning after December 15, 1997. As the provisions of the statement need not be applied to immaterial items, the Company considers it unlikely the statement will change its disclosures significantly.

  In June 1998, the Financial Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Given the limited number of transactions currently entered into by the Company that are covered by the Statement, the Company does not anticipate any significant changes to its current financial reporting.

3. INVESTMENTS AND INVESTMENT INCOME

 (a) Investments

  All fixed interest securities and short term investments are considered as available for sale. The fair values are based on quoted market prices at the reporting date for those, or similar, investments. As at September 30, 1998 and 1997, the fair values and amortized cost of investments are as follows:

                                        AMORTIZED UNREALIZED UNREALIZED   FAIR
1998                                      COST      GAINS      LOSSES    VALUE
----                                    --------- ---------- ---------- --------
U.S. government and agencies........... $134,832   $ 6,349    $     0   $141,181
Non U.S. government and agencies.......   37,239     1,233        (90)    38,382
Corporate..............................  299,101     9,869         (3)   308,967
Mortgage-backed securities.............   29,649       581          0     30,230
Other debt.............................    2,710        10         (4)     2,716
                                        --------   -------    -------   --------
                                        $503,531   $18,042    $   (97)  $521,476
                                        ========   =======    =======   ========
                                        AMORTIZED UNREALIZED UNREALIZED   FAIR
1997                                      COST      GAINS      LOSSES    VALUE
----                                    --------- ---------- ---------- --------
U.S. government and agencies........... $ 88,088   $   506    $  (195)  $ 88,399
Non U.S. government and agencies.......   71,541       456       (207)    71,790
Corporate..............................  335,076     2,819       (831)   337,064
Other debt.............................    1,000        29          0      1,029
                                        --------   -------    -------   --------
                                        $495,705   $ 3,810    $(1,233)  $498,282
                                        ========   =======    =======   ========

  The unrealized gain on investments as shown on the consolidated balance sheet of $13,838 (1997: $2,035) is net of the minority's interest of $4,107 (1997: $542).

  Investments held at September 30, 1998 mature as follows:

                                                             AMORTIZED   FAIR
                                                               COST     VALUE
                                                             --------- --------
      Less than one year.................................... $ 24,745  $ 24,747
      1-5 years.............................................  337,360   348,926
      5-10 years............................................  111,777   117,573
                                                             --------  --------
                                                              473,882   491,246
      Mortgage-backed securities............................   29,649    30,230
                                                             --------  --------
                                                             $503,531  $521,476
                                                             ========  ========

                                    10K-40

                          LASALLE RE HOLDINGS LIMITED

  The following table summarizes the composition of the fair value of available for sale securities by ratings assigned by Standard & Poor's Ratings Services or Moody's Investors Services Inc. or, with respect to non-rated issues, as estimated by the Company's investment managers.

                                                                   1998   1997
                                                                   -----  -----
      AAA.........................................................  69.6%  43.2%
      AA..........................................................  16.9%  31.1%
      A...........................................................  11.4%  25.5%
      BB..........................................................   1.6%   0.2%
      Not rated...................................................   0.5%   0.0%
                                                                   -----  -----
                                                                   100.0% 100.0%
                                                                   =====  =====

  In the normal course of reinsurance operations, the Company's bankers have issued letters of credit totaling $8,303 (1997: $8,673) in favor of ceding insurance companies to secure the Company's obligations under various reinsurance contracts. In connection with LaSalle Re Corporate Capital Ltd.'s support of three Lloyd's syndicates, the Company has posted letters of credit in the amount of $16,616 (1997: $15,974). In addition, in connection with a swap agreement, the Company has posted a letter of credit of $3,000. At September 30, 1998, $32,107 (1997: $28,344) of fixed interest securities have been pledged as collateral for these letters of credit.

 (b) Net investment income

  Net investment income for the years ended September 30, 1998, 1997 and 1996 was derived from the following sources:

                                                       1998     1997     1996
                                                     --------  -------  -------
      Cash and short term investments..............  $  3,649  $ 4,342  $ 1,443
      U.S. government and agencies
       fixed interest securities...................     3,627    5,933    1,631
      Non U.S. government and agencies
       fixed interest securities...................     7,548    3,531    4,702
      Corporate fixed interest securities..........    19,784   20,456   20,197
      Mortgage-backed securities...................       477        0        0
      Other........................................       154        0        0
                                                     --------  -------  -------
      Gross investment income......................    35,239   34,262   27,973
      Investment expenses (Note 11)................      (951)  (1,153)  (1,127)
                                                     --------  -------  -------
                                                     $ 34,288  $33,109  $26,846
                                                     ========  =======  =======

  Included in gross investment income for the year ended September 30, 1998 was a charge of $863 (1997: $1,725; 1996: $3,280) relating to the amortization of investment premium.

  Net realized gains (losses) comprise $6,085 realized gains and $510 realized losses (1997: $1,881 and $1,326; 1996: $1,242 and $1,660, respectively).

  The change in net unrealized gains on investments, net of the minority's interest, that has been included as part of other comprehensive income for the year ended September 30, 1998 was an increase of $11,803 (1997 increase:
$3,896; 1996 decrease: $822).

  Proceeds received from the sale of available for sale securities during the year ended September 30, 1998 were $389,170 (1997: $282,449; 1996: $170,296).

                                    10K-41

                          LASALLE RE HOLDINGS LIMITED

4. REINSURANCE

  Reinsurance premiums ceded are primarily in respect of a multi-year excess of loss reinsurance program purchased by the Company, and various reinsurance protections purchased by LaSalle Re Corporate Capital Ltd. The excess of loss program provides coverage of $100,000 in excess of the first $100,000 of losses per occurrence for a first loss event and $100,000 excess of $100,000 per occurrence on the second loss event and $100,000 excess of $150,000 per occurrence on the third loss event over a three-year period ended December 31, 2000, subject to a maximum aggregate recovery of $300,000. The Company is required to pay reinstatement premiums to reinstate the second and third loss event coverages. The Company may participate on a co-insurance basis for the third loss event.

  Coverage for the first loss is substantially funded by way of annual and reinstatement premium obligations. Accordingly, this portion of the coverage has been recorded as a financing arrangement whereby the consideration paid, net of associated financing charges, is recorded as a deposit and included as part of other assets in the consolidated balance sheet. The deposit asset is adjusted at the balance sheet date to reflect the net present value of expected future cash flows under that portion of the contract. Interest expense includes finance charges of $1,666 (1997: $1,470), which are being amortized over the period of the contract using the interest method.

  The reinsurance agreement is secured by a company which currently holds a rating of "A+" (Superior) from A.M. Best Company, Inc. and a claims-paying rating of "AAA" (Excellent) from Standard & Poor's Ratings Services.

  The ceding of the reinsurance does not legally discharge the Company from its liability to its reinsureds, since the Company is required to pay losses and bear collection risk if the reinsurers fail to meet their obligations under the reinsurance agreements. The effect of reinsurance on premiums written and earned is as follows:

                                               1998                1997
                                         ------------------  ------------------
                                         WRITTEN    EARNED   WRITTEN    EARNED
                                         --------  --------  --------  --------
      Assumed...........................  155,316   160,688  $171,386  $165,789
      Ceded.............................   (7,815)   (6,068)   (7,693)   (1,856)
                                         --------  --------  --------  --------
      Net Premiums...................... $147,501  $154,620  $163,693  $163,933
                                         ========  ========  ========  ========

  There were no premiums ceded for the year ended September 30, 1996.

                                    10K-42

                          LASALLE RE HOLDINGS LIMITED

5. EARNINGS PER COMMON SHARE

  The following earnings per Common Share amounts have been disclosed in accordance with the requirements of SFAS No. 128:

                                             1998         1997         1996
                                          -----------  -----------  -----------
Net income..............................  $    51,806  $    97,077  $    81,485
Add back: minority interest.............       13,426       24,391       47,966
Less: Series A preferred share
 dividends..............................       (6,563)      (3,354)          (0)
                                          -----------  -----------  -----------
Income available to common shareholders.  $    58,669  $   118,114  $   129,451
                                          -----------  -----------  -----------
Weighted average number of Common Shares
 outstanding:
Common Shares...........................   15,145,112   15,567,521   14,397,720
Exchangeable Non-Voting Shares..........    4,018,146    5,703,212    8,329,290
                                          -----------  -----------  -----------
Weighted average number of Common Shares
 outstanding............................   19,163,258   21,270,733   22,727,010
                                          -----------  -----------  -----------
Earnings per Common Share...............  $      3.06  $      5.55  $      5.70
                                          ===========  ===========  ===========
Income available to common shareholders.  $    58,669  $   118,114  $   129,451
Weighted average number of Common Shares
 outstanding............................   19,163,258   21,270,733   22,727,010
  Plus: incremental shares from assumed:
    exercise of options.................    1,653,233    1,661,391    1,210,317
    exercise of stock appreciation
     rights.............................       80,516       66,812       30,543
    contingently issuable shares........       22,398            0            0
                                          -----------  -----------  -----------
Adjusted weighted average number of
 Common Shares outstanding..............   20,919,405   22,998,936   23,967,870
                                          -----------  -----------  -----------
Earnings per Common Share assuming
 dilution...............................  $      2.80  $      5.14  $      5.40
                                          ===========  ===========  ===========

  As of September 30, 1998, the Company had 1,873,782 options outstanding (1997: 2,550,537; 1996: 2,499,348) and had granted 340,872 (1997 and 1996:
340,872) stock appreciation rights.

  As of September 30, 1998, 10,000 options granted with an exercise price of $31.63 have not been included in the above computation, as the options have an antidilutive effect on earnings per Common Share.

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

  As discussed in Note 4, other assets also include a deposit relating to funded reinsurance.

7. MINORITY INTEREST

  During the year ended September 30, 1998, 454,500 options to purchase Exchangeable Non-Voting Shares were exercised. This transaction had the effect of increasing the minority interest percentage in LaSalle Re to 22.8% from 21.1%.

                                    10K-43

                          LASALLE RE HOLDINGS LIMITED

  The following table summarizes the movement in minority interest during the years ended September 30, 1998 and 1997.

                                                              1998      1997
                                                            --------  ---------
      Minority Interest as at October 1.................... $ 93,355  $ 179,470
       Share of:
       income..............................................   13,426     24,391
       dividends declared..................................  (13,247)   (12,503)
       exercise of exchangeable non-voting options.........    1,055          0
       equity put option premium...........................     (538)      (495)
       share purchase adjustments..........................        0    (20,941)
       change in unrealized position of investments........    3,517      1,161
       preferred offering issue costs......................        0       (497)
       option compensation.................................      208          0
       change in minority interest.........................    7,793    (77,231)
                                                            --------  ---------
      Minority Interest as at September 30................. $105,569  $  93,355
                                                            ========  =========

8. SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL

  The authorized share capital of the Company is 100,000,000 shares of par value $1 each. This aggregate figure includes both common and preferred shares. As of September 30, 1998 and 1997, the following Common Shares have been issued and fully paid.

                                 COMMON SHARES

                                                           1998        1997
                                                        ----------- -----------
      Number issued and fully paid.....................  15,178,791  15,073,914
      Share capital.................................... $    15,179 $    15,074
      Additional paid in capital....................... $   225,295 $   229,681

  Pursuant to the Employee Stock Purchase Plan (the "Plan") the Company issued 12,687 Common Shares. Under the Plan, the Company is authorized to sell up to 150,000 Common Shares at a discount equivalent to 15% of the market price, to eligible employees of the Company and its subsidiaries, and other persons providing services to those companies. The maximum investment by an employee under the payroll deduction component of the Plan is $25 per calendar year. In addition, since September 25, 1997, certain employees have been eligible to use up to 25% of their annual bonus to purchase Common Shares under the bonus component of the Plan. The Company has recorded the shares issued under the Plan at fair value. No compensation cost has been recorded on those shares issued to employees of CNA (Bermuda) Services Limited ("CNA Bermuda") as the cost was reimbursed pursuant to the service agreement with CNA Bermuda. Compensation cost of $5 (1997: $Nil; 1996: $Nil) has been recorded on those shares issued to employees of LaSalle Re.

  In addition, during the year ended September 30, 1998, the Company issued 10,000 shares in a private placement for a cash consideration of $360. The Company also repurchased 50,400 shares through open market purchases for a total purchase price of $1,560.

  During the year ended September 30, 1997, the Company completed a secondary offering of Common Shares. In connection with the offering, certain Founding Shareholders of LaSalle Re exchanged 2,199,110 of their Exchangeable Non-Voting Shares for Common Shares of the Company.

                                    10K-44

                          LASALLE RE HOLDINGS LIMITED

  Pursuant to a tender offer ("Tender Offer") made by the Company in May 1997, 2,163,538 Exchangeable Non-Voting Shares were exchanged for Common Shares of the Company and 95,679 options for Exchangeable Non-Voting Shares were exercised and exchanged for Common Shares of the Company. Following these exchanges, the Company purchased 3,703,703 Common Shares, for cancellation, at the tender price of $27.00. The par value of the shares canceled has been deducted from share capital. The additional paid in capital arising from the original subscription to shares, subject to the Tender Offer, has been eliminated from additional paid in capital and the difference between the subscription price received for the shares and the price paid in the Tender Offer has been deducted from retained earnings.

                               PREFERRED SHARES

                                                             1998       1997
                                                          ---------- ----------
      Number issued and fully paid.......................  3,000,000  3,000,000
                                                          ---------- ----------
      Share capital...................................... $    3,000 $    3,000
      Additional paid in capital......................... $   70,283 $   70,283

  Series A Preferred Shares, have a par value $1.00 per share and are entitled to a liquidation preference of $25.00 per share. Dividends are cumulative at 8.75% of the liquidation preference per annum (equivalent to an annual rate of $2.1875 per share). On or after March 27, 2007, these shares will be redeemable, in whole or in part, at the option of the Company at a redemption price of $25.00 per share.

9. CATASTROPHE EQUITY PUT

  Effective July 1, 1997, the Company entered into a $100 million multi-year Catastrophe Equity Put ("CatEPut") option program. The CatEPut option enables the Company to sell up to $100 million of equity, through the issue of convertible Series B Preferred Shares to the option writers. The preferred shares can be redeemed by the Company at any time over the three years following their issue. In addition, the option writers can convert their preferred shares into Common Shares of the Company at any time after they have been outstanding for three years. Conversion is at the greater of the book value of the Company at the date of conversion or the market value of the Common Shares based on the 30-day trading average prior to conversion. The Company is obligated to pay an option premium of $2,350 per annum. The option premium is charged to additional paid in capital, net of the minority's interest of $538. Of the option premium, $422 is payable to affiliates of shareholders of the Company.

10. SHARE PURCHASE OPTIONS AND STOCK APPRECIATION RIGHTS

 (a) Non-compensatory

  The Company has issued options to purchase 136,350 Common Shares to certain shareholders and their affiliates and LaSalle Re has issued options to purchase 2,199,780 Exchangeable Non-Voting Shares. These options became exercisable on October 1, 1996 and may be exercised until November 22, 2003.

  During the year ended September 30, 1998, a total number of 177,255 options were exercised in cashless transactions resulting in the issuance of 132,588 Common Shares. In addition, 454,500 options were exercised at an exercise price of $6.78, which resulted in the issuance of 454,500 Exchangeable Non-Voting Shares. As at September 30, 1998, LaSalle Re had 1,472,346 options to purchase Exchangeable Non-Voting Shares outstanding.

  During the year ended September 30, 1997, 95,679 options were exercised at a price of $9.74. In addition, 136,350 options to purchase Exchangeable Non-Voting Shares were bought by the Company at a price of $24.97 and subsequently canceled. As at September 30, 1997, the Company and LaSalle Re had 136,350 options to purchase Common Shares and 1,967,751 options to purchase Exchangeable Non-Voting Shares outstanding respectively.

                                    10K-45

                          LASALLE RE HOLDINGS LIMITED

  The original exercise price of the options was $16.67 per share, (which was equal to the fair value of the Company's shares at the grant date), minus dividend adjustments. The current exercise price is $6.78. As the options were granted to certain of the Founding Shareholders and their affiliates as an inducement to purchase stock in LaSalle Re, no compensation expense has been recorded in connection with the options.

 (b)(i) Compensatory--stock appreciation rights

  In consideration for entering into an employment agreement with LaSalle Re, the Company's Chief Executive Officer (the "Executive") was granted a total of 340,872 Stock Appreciation Rights (SARs) during 1994. Upon exercise, the SARs entitle the Executive to a cash payment equal to the value of the SARs as of the exercise date. Alternatively, at the Company's sole discretion, the SARs will entitle the Executive to either (i) the number of Special Non-Voting Shares of LaSalle Re equal to the aggregate value of the SARs divided by the fair value of a Common Share at the exercise date, or (ii) upon payment of the base value for each SAR, the number of Special Non-Voting Shares of LaSalle Re equal to the number of SARs exercised.

  The value of each SAR equals the fair market value of a Common Share less the base value on the exercise date, subject to anti-dilution adjustments. The fair market value shall be determined by the board of directors of the Company, but shall be based on the market price of the Common Shares. The base value of each SAR at the time of issuance was $16.67, minus dividend adjustments. The current base value is $6.78.

  The number of SARs which can be exercised is dependent upon the internal rate of return achieved during the period from November 22, 1993 through to the date of exercise and ending on March 30, 2004 or, if earlier, two years after the Chief Executive Officer's termination of employment. SARs will not be exercisable unless a targeted internal rate of return of at least 18% per annum is achieved during the entire measurement period. The internal rate of return is based upon the financial performance of LaSalle Re from inception to November 27, 1995 and LaSalle Re Holdings Limited's consolidated performance from that date forward. As at September 30, 1998, the number of SARs vested is 92,035, of which 68,174 became exercisable on January 1, 1997 and 23,861 on January 1, 1998. The remaining balance of SARs may become exercisable on January 1, 1999 if the Company's internal rate of return exceeds 18% through to December 31, 1998. At September 30, 1998, the Company's internal rate of return has exceeded 18%. During the fiscal year ended September 30, 1998, the fair value of the SARs has decreased and therefore the Company has recorded a reduction in the total liability relating to the SARs of $548 (1997: charge $1,611; 1996: charge $909).

 (b)(ii) Compensatory--options

  In November 1995, the Company adopted a Long Term Incentive Plan (the "Incentive Plan") which permits the award of various incentives to employees of the Company, its subsidiaries and other persons providing services to those companies.

  Under the Incentive Plan, the options granted vest ratably in five annual installments over 5 years from the grant date, except for 85,218 options granted in 1997 which vest ratably in three annual installments over 3 years from the date of grant. The options can be exercised over a 10-year period, commencing on the vesting date. The Plan has an anti-dilution provision, which awards the option holder a number of shares of restricted stock in the event that a dividend, when added to the value of all cash dividends previously paid within the same fiscal year, exceeds 5% of the average book value per share for the prior four quarters. During the year ended September 30, 1998, 26,995 shares of restricted stock (1997: 19,362) were awarded. The restricted stock vests when the underlying options are exercised and is forfeited if the options expire unexercised. The Company has charged an expense of $374 (1997:
$264; 1996: $268) relating to compensation on these options. The following table is a summary of the options granted and outstanding during 1998, 1997 and 1996.

                                    10K-46

                          LASALLE RE HOLDINGS LIMITED

                                   1998                      1997                     1996
                         ------------------------- ------------------------ ------------------------
                         NUMBER                    NUMBER                   NUMBER
                           OF     WEIGHTED AVERAGE   OF    WEIGHTED AVERAGE   OF    WEIGHTED AVERAGE
                         SHARES    EXERCISE PRICE  SHARES   EXERCISE PRICE  SHARES   EXERCISE PRICE
                         -------  ---------------- ------- ---------------- ------- ----------------
Outstanding
  --beginning of year... 446,436      $ 25.28      163,218      $19.25            0      $ 0.00
Granted.................  10,000      $ 31.63      283,218      $28.75      163,218      $19.25
Forfeited............... (55,000)     $(28.75)           0      $ 0.00            0      $ 0.00
                         -------                   -------                  -------
Outstanding
  --end of year......... 401,436      $ 24.96      446,436      $25.28      163,218      $19.25
                         =======                   =======                  =======

  Of the 401,436 options outstanding, 65,287 options are presently exercisable at an exercise price of $19.25 and 81,006 are presently exercisable at an exercise price of $28.75. The remaining options are not presently exercisable and have a weighted average vesting period of 2.64 years.

   The weighted average fair value of options granted during 1998 is $12.21 (1997: $8.18; 1996: $5.85) per share. The fair value of the option grant in 1998 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0% per annum; expected volatility of 20%; expected life of 7 1/2 years; and a risk free interest rate of 5.4%.

  The Company applies APB Opinion 25 and Related Interpretations in accounting for the Incentive Plan. Accordingly, a compensation cost has been recognized based on the intrinsic value of the options at the measurement date. The net income and earnings per Common Share would have been reduced to the pro forma amounts indicated below had compensation cost been determined based on the fair value of the options at the grant date consistent with the method of SFAS No 123:

                                                    1998      1997      1996
                                                  --------  --------  --------
      Net income..................... As reported $ 51,806  $ 97,077  $ 81,485
                                      Pro forma    $51,350   $96,647   $81,390
      Earnings per Common Share,
       assuming dilution............. As reported  $  2.80   $  5.14   $  5.40
                                      Pro forma    $  2.78   $  5.12   $  5.40

11. RELATED PARTY TRANSACTIONS

  In addition to the CatEPut transaction discussed in Note 9 and share purchase options discussed in Note 10, LaSalle Re has entered into the following transactions and agreements with companies related to the Founding Shareholders.

 (a) Premiums written

  During the year ended September 30, 1998, LaSalle Re assumed premiums written of approximately $16,917 (1997: $21,408; 1996: $24,045) from a ceding company related to a shareholder of LaSalle Re. In addition, LaSalle Re assumed premiums totaling $27,190 (1997: $28,450; 1996: $23,577) through brokers related to a shareholder of LaSalle Re. Brokerage fees incurred in respect of this business were approximately $2,719 (1997: $2,845; 1996:
$2,357). All such transactions were undertaken on normal commercial terms. Reinsurance balances receivable at the balance sheet date include $8,729 (1997: $13,481) due from such related parties.

 (b) Underwriting services

  LaSalle Re was party to an underwriting services agreement with CNA Bermuda during the period from the incorporation of LaSalle Re until September 30, 1998 at which date the agreement was terminated. Under this

                                    10K-47

                          LASALLE RE HOLDINGS LIMITED
agreement, LaSalle Re granted CNA Bermuda the authority to provide underwriting services and to underwrite all classes of insurance and reinsurance as agents for LaSalle Re. LaSalle Re agreed to pay fees, during this period, to CNA Bermuda as follows:

  Prior to October 1, 1998 but on or after January 1, 1996:

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

  The Company has incurred $2,535 (1997: $2,526; 1996: $3,081) for underwriting services provided for the year ended September 30, 1998, of which $3,658 (1997: $2,903) was payable at September 30, 1998.

  The Company has incurred $1,059 (1997: $4,061; 1996: $4,140) for underwriting profit commission for the year ended September 30, 1998, of which $Nil (1997: $2,890) was payable at September 30, 1998.

  Following the termination of the agreement, all personnel assigned to the Company by CNA Bermuda became employees of the Company and all underwriting functions performed by CNA Bermuda are now performed in-house.

  Commencing October 1, 1998, LaSalle Re entered into an underwriting support services agreement with CNA Re Services Company ("CNA Services"). Under this Agreement, CNA Services will provide certain underwriting support functions to LaSalle Re but no longer underwrite insurance or reinsurance as agents for LaSalle Re.

  With effect from October 1, 1998:

  LaSalle Re has agreed to pay fees to CNA Services as follows:

    (i) An annual retainer of $333; and

    (ii) An underwriting profit commission equal to 1.67% of the aggregate net underwriting profits of LaSalle Re, where certain conditions are met.

  The agreement provides for additional fees to be payable if services provided exceed the retainer. Fees in excess of the retainer are calculated at competitive commercial daily or hourly rates to be agreed between the parties.

 (d) Administrative services

  LaSalle Re was party to an agreement with Aon Risk Consultants (Bermuda) Ltd. ("ARC Bermuda") during the period from the incorporation of LaSalle Re until September 30, 1997 at which date the agreement was terminated. Under this agreement, ARC Bermuda performed certain actuarial and administrative services on behalf of the Company. The management fees payable to ARC Bermuda were as follows:

      CALENDAR YEAR
      -------------
          1995      $5,000
          1996      $7,000
          1997      $3,300 and an underwriting profit commission equal to 2.75%
                    of the aggregate net underwriting profit of LaSalle Re,
                    where certain conditions were met.

                                    10K-48

                          LASALLE RE HOLDINGS LIMITED

  During the year ended September 30, 1998, the Company incurred $44 in respect of an adjustment to the profit commission accrued for the year ended September 30, 1997. The Company incurred $6,212 and $6,500 for administrative services for the years ended September 30, 1997 and 1996 respectively. As of September 30, 1998, $Nil was payable (1997: $1,987) in respect of services performed under the agreement.

 (e) Investment management services

  LaSalle Re is party to an agreement with Aon Advisors (UK) Limited ("Aon UK") to provide investment management services. Fees are based on a flat fee structure. Prior to July 1997, fees were based on the average daily balance of the investment portfolio of the preceding quarter. The average daily balance was split into various bands, with fees calculated by applying a sliding scale of basis points to each band.

  The Company has incurred $850 (1997: $1,057; 1996: $1,028) for services provided for the year ended September 30, 1998, of which $215 (1997: $215) was payable at September 30, 1998.

 (f) Claims handling services

  LaSalle Re was party to an agreement with Integrated Runoff Insurance Services Corporation ("IRISC") whereby IRISC performed certain claims handling services for LaSalle Re. The contract expired December 31, 1996.

  The Company has incurred $Nil (1997: $16; 1996: $92) for services provided for the year ended September 30, 1998. No balance was payable at September 30, 1998 (1997: Nil).

 (g) Reinsurance services

  Effective January 1, 1997, LaSalle Re was party to a fronting agreement with Hedge Financial Products, an affiliate of CNA. CNA reinsured LaSalle Re 100% for the business fronted. LaSalle Re received an administration fee of $63 (1997: $250) for the services provided. The agreement was not renewed on January 1, 1998.

  As at September 30, 1998, no fees were due to the Company (1997: $60).

12. CONCENTRATION OF CREDIT RISK

  The Company has investment guidelines which restrict investments in securities below an "AA" grade rating to 20% of the total portfolio and only 10% of the total portfolio can be invested in "BBB" grade rating. The Company is allowed to invest up to $10,000 in risk based investments and these bonds may carry a rating below "BBB". In addition, the guidelines restrict investments in a single issuer to no greater than 5% of the market value of the portfolio (except for U.S. and U.K. Government issues) and, with respect to country of issue, to no greater than 25% of the market value of the portfolio, except for U.S. and supernational borrowers.

  A broker, who is unrelated to the Company, arranged more than 17% of the Company's premiums written for the year ended September 30, 1998 (1997: 15%; 1996: 16%). Another broker, who is unrelated to the Company, arranged more than 9% of the Company's premiums written for the year ended September 30, 1998 (1997: 10%; 1996: 10%). A broker, who is related to the Company, arranged 17% of the Company's premiums written for the year ended September 30, 1998 (1997: 16%; 1996: 12%). Approximately 14% (1997: 8%; 1996: Nil) of the
Company's gross premiums written are derived from its participation as a corporate member of Lloyd's.

                                    10K-49

                          LASALLE RE HOLDINGS LIMITED

13. OUTSTANDING LOSSES AND LOSS EXPENSES

  Activity in liability for losses and loss expenses during the years ended September 30, 1998, 1997 and 1996 is summarized as follows:

                                                     1998      1997      1996
                                                   --------  --------  --------
Balance as of October 1........................... $ 45,491  $ 49,875  $ 66,654
                                                   --------  --------  --------
Incurred related to:
  Current year....................................   79,014    22,095    31,910
  Prior year events...............................   16,525     9,104    19,567
                                                   --------  --------  --------
                                                     95,539    31,199    51,477
                                                   ========  ========  ========
Paid related to:
  Current year....................................  (12,934)   (3,216)  (10,222)
  Prior year......................................  (30,154)  (32,367)  (58,034)
                                                   --------  --------  --------
                                                    (43,088)  (35,583)  (68,256)
                                                   --------  --------  --------
Balance as of September 30........................ $ 97,942  $ 45,491  $ 49,875
                                                   ========  ========  ========

  The reserves for outstanding losses and loss expenses at September 30, 1998 include an amount of $25,000 in respect of claims arising from Hurricane Georges. Hurricane Georges occurred in late September and significantly impacted certain parts of the Caribbean and southern United States. Management believes that the amount of reserves established will be sufficient to provide for claims arising from this event. However, the event occurred close to the Company's fiscal year end and few loss notifications have been received to date. Given the nature of the event and its proximity to the year end, there is considerable uncertainty underlying this estimate.

  The prior year development in 1998 was primarily due to a loss reported during the year on a 1996 aggregate stop loss contract. This contract had a period of 24 months after the expiry of the contract within which to report losses. Following this notification the Company also established reserves for the 1997 renewal of this contract. The prior year development in 1997 relates primarily to an additional liability on Hurricane Fran, which occurred in September 1996. The amounts incurred in respect of prior year losses in 1996 relate primarily to Hurricanes Luis and Marilyn, which occurred in September 1995. Additional information reported by ceding companies in the months following the losses necessitated the provision of additional liabilities. This impact was mitigated by the collection of additional reinstatement premiums. As at September 30, 1998 the Company's total reserve for incurred but not reported losses was $52,200 compared to $19,648 at September 30, 1997.

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  LaSalle Re has entered into a swap agreement to provide cash flow to a counterparty in the event of defined earthquake activity in Japan. Receipts to LaSalle Re which are accounted for as investment income are based on the notional amount of the swap at 375 basis points. As at September 30, 1998, the Company had recorded $58 (1997: $Nil) of investment income. The contract exposes LaSalle Re to a maximum cash outflow of the same notional amount should the defined seismic event occur. The Company is also exposed to credit loss in the event of nonperformance by the counterparty to the remittance of interest payments as required by the swap. The Company does not anticipate nonperformance by counterparty. At September 30, 1998, the total notional principal amount of the swap was $3,000 which is supported by a letter of credit.

  The Company's functional currency is the U.S. dollar, however, as the Company operates internationally, it has exposure to changes in foreign currency exchange rates. These exposures include net cash inflows on non-U.S. dollar denominated insurance premiums.

                                    10K-50

                          LASALLE RE HOLDINGS LIMITED

  To manage the Company's exposure to these risks, the Company may enter into foreign exchange contracts in the major currencies to which the Company is exposed. These contracts generally involve the exchange of one currency for another at some future date. The Company has a notional principal amount outstanding of approximately $5,518 (1997: $Nil; 1996: $25,192) in a contract to sell foreign currencies. The fair value of these contracts, based on quoted forward rates available for the maturity of the contracts as at September 30, 1998 is insignificant (1997: $Nil; 1996: ($571). Losses of $Nil (1997: $1,906,
1996: $294) are included in the consolidated statements of operations and comprehensive income with respect to foreign exchange contracts.

  The Company may also enter into foreign exchange contracts to manage the exposures relating to known reinsurance losses denominated in foreign currencies. However, no such contracts had been entered into at September 30, 1998.

15. COMMITMENTS

The Company has rented space for its principal executive offices under lease agreements, which expire up to 2001. Total rent expense for the year ended September 30, 1998 was approximately $365 (1997: $Nil; 1996: $Nil). Future minimum rental payments under the leases are expected to be as follows:

      Year ending September 30, 1998...................................... $365
      Year ending September 30, 1999......................................  260
      Year ending September 30, 2000......................................  269
      Year ending September 30, 2001......................................   95
                                                                           ----
      Total minimum future rentals........................................ $989
                                                                           ====

16. YEAR 2000

  The Year 2000 issue faced by the Company revolves around the extent to which the Company's computer systems and third parties' computer systems (that are material to the Company's operations such as the computer systems of service providers, suppliers and brokers) are capable of correctly processing information relating to dates in and after the Year 2000. The Company has utilized the services of IBM to perform an assessment and strategy phase for its Year 2000 issue. This assessment has indicated that the Company's systems, applications and business interfaces have some degree of Year 2000 date problems. In addition, the assessment has developed a strategy and series of plans to implement solutions to the Company's Year 2000 problems. It is anticipated that 359 effort days will be required and estimated costs are currently budgeted at approximately $300 but are subject to change due to the cost of external resources. A target date of March 31, 1999 has been set for full Year 2000 compliance, however, this may not be achieved as there are a number of external factors which are beyond the Company's control. The Company intends to retain the services of IBM who will take responsibility for the co-ordination of the project, however, overall responsibility for Year 2000 compliance remains with the Company.

17. CREDIT FACILITY

  The Company has in place a $100 million committed line of credit from a syndicate of banks. The proceeds from the credit facility may only be used to buy preferred shares of LaSalle Re that, in turn, may use the proceeds of such purchase to meet current cash requirements. The facility matures December 1, 2000, and is secured by a pledge ("legal mortgage") of all the capital stock of LaSalle Re held by the Company, including any preferred shares that may be issued by LaSalle Re to the Company. As at September 30, 1998, the facility had not been utilized.

                                    10K-51

                          LASALLE RE HOLDINGS LIMITED

  The line of credit contains various covenants, including limitations on incurring additional indebtedness; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $300 million or 70% of net premiums written; maintenance of statutory capital of LaSalle Re of at least $300 million, increasing to $350 million at the end of calendar year 1998 and $400 million at the end of calendar year 1999 and thereafter; and maintenance of a ratio of net premiums written to statutory capital at the end of any fiscal quarter for the four fiscal quarters then ended of no more than 1.00 to 1.00 in each case. The Company may pay dividends and make other restricted payments so long as, after giving effect to such restricted payments, no event of default has occurred. Dividends are limited to 50% of consolidated net income for its immediately preceding fiscal year less amounts paid on the Series A preferred shares. In order for the Company to pay dividends in excess of 50% of consolidated net income, the Company would have to renegotiate certain terms of its credit facility. As of September 30, 1998, the credit facility had not been utilized and the Company was in compliance with all covenants under the facility.

18. STATUTORY DATA

  The Company's ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by LaSalle Re. Under the Act, LaSalle Re is required to prepare statutory financial statements and to file in Bermuda a statutory financial return. LaSalle Re is required to maintain certain measures of solvency and liquidity.

  The statutory capital and surplus of LaSalle Re at September 30, 1998 was approximately $506,000 (1997: $490,000) and the minimum required statutory capital and surplus required by its license as a Class 4 insurer was $100,000 (1997: $100,000).

  In this regard, the declaration of dividends from retained earnings and distributions from additional paid in capital is limited to the extent that the above requirements are met. At September 30, 1998, there were no restrictions on the distribution of retained earnings.

19. SEGMENTAL INFORMATION

  The following table sets forth the Company's gross premiums written and the percentage thereof allocated to the zone of exposure for the years ended September 30, 1998, 1997 and 1996:

                                   1998             1997             1996
                              ---------------  ---------------  --------------
                              PREMIUMS         PREMIUMS         PREMIUMS
                               WRITTEN    %    WRITTEN     %    WRITTEN    %
                              --------- -----  --------  -----  -------- -----
United States................ $  64,352  41.4% $ 75,338   44.0% $ 79,357  41.7%
Europe (excluding the U.K.)..    14,477   9.3    18,553   10.8    21,959  11.6
United Kingdom...............    11,726   7.6    15,165    8.8    16,310   8.6
Japan........................     3,166   2.0     6,949    4.1     7,998   4.2
Australasia..................     3,263   2.1     6,472    3.8    11,038   5.8
Worldwide....................    21,784  14.0    20,872   12.2    22,049  11.6
Worldwide (excluding U.S.)...     7,499   4.8    12,579    7.3    11,451   6.0
Other........................     7,935   5.1    11,628    6.8    16,433   8.6
Lloyd's syndicates...........    21,039  13.6    14,125    8.2         0   0.0
Reinstatements, adjustment
 premiums and no claim
 bonuses.....................        75   0.1   (10,295)  (6.0)    3,556   1.9
                              --------- -----  --------  -----  -------- -----
                              $ 155,316 100.0% $171,386  100.0% $190,151 100.0%
                              ========= =====  ========  =====  ======== =====

                                    10K-52

                          LASALLE RE HOLDINGS LIMITED

20. TAXATION

  Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that will exempt the Company from taxation until the year 2016 in the event of any such taxes being imposed.

  Other than with respect to its Lloyd's business, the Company does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to United States income taxes. LaSalle Re Corporate Capital Ltd. is a corporate member of Lloyd's. Pursuant to a Closing Agreement between Lloyd's and the IRS, LaSalle Re Corporate Capital Ltd. will be treated as engaged in business in the U.S. and is subject to U.S. corporate income tax on its net income from U.S. sources.

  LaSalle Re Corporate Capital Ltd. is also subject to U.K. corporation tax, with the assessment made at the end of thirty six months. Given the inherent uncertainty in the results of the supported syndicates, the Company has not included a deferred tax asset or liability in these financial statements.

21. UNAUDITED QUARTERLY FINANCIAL DATA

  Year ended September 30, 1998

                                                FIRST  SECOND   THIRD  FOURTH
                                               QUARTER QUARTER QUARTER QUARTER
                                               ------- ------- ------- -------
Net premiums earned........................... $37,919 $41,906 $42,053 $32,742
Net investment income and realized gains
 (losses).....................................   8,856  10,196   9,247  11,564
Losses and loss expenses incurred.............   8,698  19,938  23,607  43,296
Net income (loss) (before minority interest)..  29,679  22,023  18,173  (4,643)
Earnings (loss) per common share--assuming
 dilution..................................... $  1.34 $  0.97 $  0.78 $ (0.33)

  Year ended September 30, 1997

                                                 FIRST  SECOND   THIRD  FOURTH
                                                QUARTER QUARTER QUARTER QUARTER
                                                ------- ------- ------- -------
Net premiums earned............................ $43,123 $41,400 $45,903 $33,507
Net investment income and realized gains
 (losses)......................................   8,179   8,535   7,904   9,046
Losses and loss expenses incurred..............  10,837   6,886   4,475   9,001
Net income (before minority interest)..........  28,047  32,698  37,685  23,038
Earnings per common share--assuming dilution... $  1.16 $  1.34 $ 1.639 $  1.02

                                    10K-53

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  For information regarding the Company's executive officers, see "Executive Officers of the Company" in Part I. The other information required by this
Item 10 is incorporated by reference to the information contained under the captions "Election of Directors", "Nominees", "Meetings and Committees of the Board of Directors" and "Section 16 Reporting" in the 1999 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  The information required for this item is incorporated by reference to the information contained under the caption "Management" in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required for this item is incorporated by reference to the information contained under the caption "Beneficial Ownership of Common Shares--Directors, Officers and Other Beneficial Owners" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required for this item is incorporated by reference to the information contained under the caption "Certain Transactions" in the 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  The following documents are filed as a part of this report:

  (a) Financial Statements and Schedules:

    1. Financial Statements

     See Index to Financial Statements on page 10K-30 of this report, which is incorporated herein by reference.

    2. Financial Statement Schedules:

     Schedules have been omitted since the required information is presented elsewhere in this report or is not applicable.

    3. Exhibits

     See Index to Exhibits on pages 10K-57 to 10K-60 of this report, which is incorporated herein by reference.

  (b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

  (c) Exhibits:

  The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 10K-57 to 10K-60 of this report, which is incorporated herein by reference. These Exhibits have been omitted from the copies of this Form 10-K that are being distributed to shareholders. The Company will furnish a copy of any Exhibit to any shareholder upon written request and upon payment of a fee to cover the Company's reasonable expenses in furnishing such Exhibit. Such requests may be made to: Investor Relations Department, LaSalle Re Holdings Limited, Continental Building, 25 Church Street, Hamilton HM 12, Bermuda.

                                    10K-54

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN BERMUDA, ON THE 17TH DAY OF DECEMBER, 1998.

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

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED AND ON THE 17TH DAY OF DECEMBER, 1998.

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

           /s/ Clare Moran                  Vice President--Finance
___________________________________________   (Principal Accounting Officer)
                Clare Moran

     /s/ William J. Adamson, Jr.            Director
___________________________________________
          William J. Adamson, Jr.

           /s/ Ivan P. Berk                 Director
___________________________________________
               Ivan P. Berk

       /s/ Clement S. Dwyer, Jr.            Director
___________________________________________
           Clement S. Dwyer, Jr.

       /s/ Donald P. Koziol, Jr.            Director
___________________________________________
           Donald P. Koziol, Jr.


                                    10K-55

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



                                     10K-56

                               INDEX TO EXHIBITS

  Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

EXHIBIT
NUMBER                DESCRIPTION                          METHOD OF FILING
-------               -----------                          ----------------
 3.1     Memorandum of Association              Incorporated by reference to Exhibit
                                                3.1 to Registration Statement on Form
                                                S-1 (No. 33-97304)
 3.2     Bye-Laws                               Incorporated by reference to Exhibit
                                                3.2 to Form 10-Q for the quarterly
                                                period ended March 31, 1998 (File No.
                                                1-12823)
10.1     Excess Ownership Agreement dated       Incorporated by reference to Exhibit
         November 27, 1995 among the Company,   10.3 to Form 10-Q for the quarterly
         LaSalle Re and the Founding            period ended December 31, 1995 (File
         Shareholders                           No. 0-27216)
10.2     Amended and Restated Shareholders      Incorporated by reference to Exhibit
         Agreement dated November 27, 1995      10.1 to Form 10-Q for the quarterly
         among the Company, LaSalle Re and the  period ended December 31, 1995 (File
         Founding Shareholders                  No. 0-27216)
10.3     Amended and Restated Option Agreement  Incorporated by reference to Exhibit
         dated November 27, 1995 among the      10.2 to Form 10-Q for the quarterly
         Company, LaSalle Re and certain of the period ended December 31, 1995 (File
         Founding Shareholders                  No. 0-27216)
10.4     Conversion Agreement dated November    Incorporated by reference to Exhibit
         27, 1995 among the Company, LaSalle Re 10.4 to Form 10-Q for the quarterly and holders of Exchangeable Non-Voting period ended December 31, 1995 (File
         Shares                                 No. 0-27216)
10.5     Amended and Restated Underwriting      Incorporated by reference to Exhibit
         Services Agreement dated September 21, 10.6 to Form 10-Q for the quarterly
         1995 among the Company, LaSalle Re and period ended December 31, 1995 (File
         CNA Bermuda                            No. 0-27216)
10.6     First Amendment dated July 1, 1996 to  Incorporated by reference to Exhibit
         Amended and Restated Underwriting      10.15 to Registration Statement on
         Services Agreement dated as of         Form S-1 (No. 333-14861)
         September 21, 1995 between CNA
         (Bermuda) Services Limited and LaSalle
         Re
10.7     Underwriting Support Services          Filed with this document
         Agreement dated October 1, 1998 among
         LaSalle Re, CRSC and CNA Bermuda
10.8     Amended and Restated Investment        Incorporated by reference to Exhibit
         Management Agreement dated September   10.8 to Registration Statement on Form
         21, 1995 among the Company, LaSalle Re S-1 (No. 333-14861)
         and Aon Advisors
10.9     Agreement, dated September 9, 1997,    Incorporated by reference to Exhibit
         terminating the Amended and Restated   10.34 to Form 10-K for the fiscal year
         Administrative Services Agreement      ended September 30, 1997 (File No. 1-
         dated September 21, 1995 among the     12823)
         Company, LaSalle Re and ARC

                                    10K-57

EXHIBIT
NUMBER                DESCRIPTION                          METHOD OF FILING
-------               -----------                          ----------------
10.10    Amended and Restated Employment        Incorporated by reference to Exhibit
         Agreement dated October 1, 1995        10.5 to Form 10-Q for the quarterly
         between Victor H. Blake and LaSalle    period ended December 31, 1995 (File
         Re*                                    No. 0-27216)
10.11    Amendment of Amended and Restated      Incorporated by reference to Exhibit
         Employment Agreement dated as of       10.25 to Registration Statement on
         October 1, 1996 between Victor H.      Form S-1 (No. 333-14861)
         Blake and the Company*
10.12    Employment Agreement dated October 1,  Filed with this document
         1998 between Guy D. Hengesbaugh and
         LaSalle*
10.13    Employment Agreement dated October 1,  Filed with this document
         1998 between Andrew Cook and LaSalle*
10.14    LaSalle Re Holdings Limited 1996 Long- Incorporated by reference to Exhibit
         Term Incentive Plan*                   10.13 to Registration Statement on
                                                Form S-1 (No. 333-14861)
10.15    First Amendment to LaSalle Re Holdings Incorporated by reference to Exhibit
         Limited 1996 Long-Term Incentive Plan, 4.4 to Registration Statement on Form
         dated September 25, 1997*              S-8 (No. 333-38653)
10.16    Second Amendment to LaSalle Re         Filed with this document
         Holdings Limited 1996 Long-Term
         Incentive Plan, dated September 25,
         1998 *
10.17    LaSalle Re Holdings Limited Employee   Incorporated by reference to Exhibit
         Stock Purchase Plan*                   10.14 to Registration Statement on
                                                Form S-1 (No. 333-14861)
10.18    First Amendment to LaSalle Re Holdings Incorporated by reference to Exhibit
         Limited Employee Stock Purchase Plan,  4.4 to Registration Statement on Form
         dated September 25, 1997 *             S-8 (No. 333-38655)
10.19    Second Amendment to LaSalle Re         Filed with this document
         Holdings Limited Employee Stock
         Purchase Plan, dated September 25,
         1998*
10.20    Credit Agreement dated as of December  Incorporated by reference to Exhibit
         1, 1995 among the Company, several     10.9 to Form 10-Q for the quarterly
         banks and Chemical Bank, as            period ended December 31, 1995 (File
         administrative agent                   No. 0-27216)
10.21    First Amendment, dated September 25,   Incorporated by reference to Exhibit
         1996, among the Company, several banks 10.12 to Registration Statement on
         and Chase Manhattan Bank as            Form S-1 (No. 333-14861)
         administrative agent, to Credit
         Agreement dated as of December 1, 1995
         among the Company, several banks and
         Chemical Bank, as administrative agent

--------
*  Management contract or compensatory plan.


                                     10K-58

EXHIBIT
NUMBER                DESCRIPTION                          METHOD OF FILING
-------               -----------                          ----------------
10.22    Second Amendment, dated March 13,      Incorporated by reference to Exhibit
         1997, among the Company, several banks 10.30 to Form 10-K for the fiscal year
         and Chase Manhattan Bank as            ended September 30, 1997 (File No. 1-
         administrative agent, to Credit        12823)
         Agreement dated as of December 1, 1995
         among the Company, several banks and
         Chemical Bank, as administrative agent
10.23    Third Amendment, dated March 16, 1998, Incorporated by reference to Exhibit
         among the Company, several banks and   10.1 to Form 10-Q for the quarterly
         Chase Manhattan Bank as administrative period ended March 31, 1998 (File No.
         agent, to Credit Agreement dated as of 1-12823)
         December 1, 1995 among the Company,
         several banks and Chemical Bank, as
         administrative agent
10.24    Catastrophe Equity Securities Issuance Incorporated by reference to Exhibit
         Option Agreement, dated as of July 1,  10.31 to Form 10-K for the fiscal year
         1997 between the Company on the one    ended September 30, 1997 (File No. 1-
         hand and European Reinsurance Company  12823)
         of Zurich, Allianz Aktiengesellschaft,
         Continental Casualty Company and CIC-
         Hilldale, Inc. on the other hand
10.25    Quota Share Treaty between CNA         Incorporated by reference to Exhibit
         International Reinsurance Company      10.17 to Registration Statement on
         Limited and LaSalle Re in respect of   Form S-1 (No. 333-14861)
         1994 underwriting year of account
         (London office)
10.26    Quota Share Treaty between CNA         Incorporated by reference to Exhibit
         International Reinsurance Company      10. 18 to Registration Statement on
         Limited and LaSalle Re in respect of   Form S-1 (No. 333-14861)
         1995 underwriting year of account
         (London office)
10.27    Quota Share Treaty between CNA         Incorporated by reference to Exhibit
         International Reinsurance Company      10.19 to Registration Statement on
         Limited and LaSalle Re in respect of   Form S-1 (No. 333-14861)
         1996 underwriting year of account
         (London office)
10.28    Quota Share Treaty between CNA         Incorporated by reference to Exhibit
         International Reinsurance Company      10.27 to Form 10-K for the fiscal year
         Limited and LaSalle Re in respect of   ended September 30, 1997 (File No. 1-
         1997 underwriting year of account      12823)
         (London office)
10.29    Quota Share Treaty between CNA         Filed with this document
         International Reinsurance Company
         Limited and LaSalle Re in respect of
         1998 underwriting year of account
         (London office)
10.30    Quota Share Treaty between CNA         Incorporated by reference to Exhibit
         International Reinsurance Company      10.20 to Registration Statement on
         Limited and LaSalle Re in respect of   Form S-1 (No. 333-14861)
         1994 underwriting year of account
         (Amsterdam office)
10.31    Quota Share Treaty between CNA         Incorporated by reference to Exhibit
         International Reinsurance Company      10.21 to Registration Statement on
         Limited and LaSalle Re in respect of   Form S-1 (No. 333-14861)
         1995 underwriting year of account
         (Amsterdam office)

                                     10K-59

EXHIBIT
NUMBER                DESCRIPTION                          METHOD OF FILING
-------               -----------                          ----------------
10.32    Quota Share Treaty between CNA         Incorporated by reference to Exhibit
         International Reinsurance Company      10.22 to Registration Statement on
         Limited and LaSalle Re in respect of   Form S-1 (No. 333-14861)
         1996 underwriting year of account
         (Amsterdam office)
10.33    Quota Share Treaty between CNA         Incorporated by reference to Exhibit
         International Reinsurance Company      10.28 to Form 10-K for the fiscal year
         Limited and LaSalle Re in respect of   ended September 30, 1997 (File No. 1-
         1997 underwriting year of account      12823)
         (Amsterdam office)
10.34    Quota Share Treaty between CNA         Filed with this document
         International Reinsurance Company
         Limited and LaSalle Re in respect of
         1998 underwriting year of account
         (Amsterdam office)
10.35    LMX Quota Share Retrocessional         Incorporated by reference to Exhibit
         Agreement between Continental Casualty 10.23 to Registration Statement on
         Company and LaSalle Re for the 1995    Form S-1 (No. 333-14861)
         underwriting year of account
10.36    LMX Quota Share Retrocessional         Incorporated by reference to Exhibit
         Agreement between Continental Casualty 10.24 to Registration Statement on
         Company and LaSalle Re for the 1996    Form S-1 (No. 333-14861)
         underwriting year of account
10.37    LMX Quota Share Retrocessional         Incorporated by reference to Exhibit
         Agreement between Continental Casualty 10.29 to Form 10-K for the fiscal year
         Company and LaSalle Re for the 1997    ended September 30, 1997 (File No. 1-
         underwriting year of account           12823)
10.38    LMX Quota Share Retrocessional         Filed with this document
         Agreement between Continental Casualty
         Company and LaSalle Re for the 1998
         underwriting year of account
12.1     Statement re computation of ratio of   Filed with this document
         earnings to combined fixed charges and
         preferred share dividends
13.1     Portions of the Annual Report to       Filed with this document
         Shareholders for the fiscal year ended
         September 30, 1998
21.1     Subsidiaries of the Registrant         Incorporated by reference to Exhibit
                                                21.1 to Registration Statement on Form
                                                S-1 (No. 333-14861)
23.1     Consent of KPMG Peat Marwick           Filed with this document
24.1     Power of Attorney                      Included on signature page
27.1     Financial Data Schedule                Filed with this document

                                     10K-60