Form 10-Q
period 1998-12-31
LASALLE RE HOLDINGS LTD
filed 1999-02-05
CIK 1001384

--------------------------------------------------------------------------------


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended December 31, 1998
                                              -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number 1-12823
                                               -------

                          LaSalle Re Holdings Limited
            (Exact name of registrant as specified in its charter)


                 Bermuda                                Not applicable
  --------------------------------------         -----------------------------
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


The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of February 5, 1999 was 15,782,987.


--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited
                              INDEX TO FORM 10-Q

                        PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1.  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets
         December 31, 1998 and September 30,1998...........................   3

         Consolidated Statements of Operations and Comprehensive Income
         Three Months ended December 31, 1998 and 1997.....................   4

         Consolidated Statements of Changes in Shareholders' Equity
         Three Months ended December 31, 1998 and 1997.....................   5

         Consolidated Statements of Cash Flows
         Three Months ended December 31, 1998 and 1997.....................   6

         Notes to Unaudited Consolidated Financial Statements..............   7

ITEM 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition.....................   9

ITEM 2A. Quantitative and Qualitative Disclosure about Market Risk.........  16


                                 PART II - OTHER INFORMATION
ITEM 1.  Legal Proceedings.................................................  17

ITEM 2.  Changes in Securities and Use of Proceeds.........................  17

ITEM 3.  Defaults upon Senior Securities...................................  17

ITEM 4.  Submission of Matters to a Vote of Security Holders...............  17

ITEM 5.  Other information.................................................  17

ITEM 6.  Exhibits and Reports on Form 8-K..................................  17

Signatures.................................................................  18


--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

                          Consolidated Balance Sheets
              (Expressed in thousands of United States Dollars,
                       except share and per share data)
                                   Unaudited


-------------------------------------------------------------------------------------------------------
                                                               December 31, 1998     September 30, 1998
Assets
Cash and cash equivalents                                                $98,299                $85,281
Investments held as available for sale at fair value                     481,827                521,476
(amortized cost $466,494 : $503,531)
Accrued investment income                                                 11,985                 11,056
Reinsurance balances receivable                                           66,977                 86,779
Deferred acquisition costs                                                10,131                 13,444
Prepaid reinsurance premiums                                               5,901                  7,584
Other assets                                                              35,637                 31,670
                                                                        ---------              --------
Total assets                                                            $710,757               $757,290
                                                                        ========               ========
Liabilities
Reserve for losses and loss expenses                                    $100,534                $97,942
Unearned premium reserve                                                  57,134                 83,119
Other liabilities                                                         22,654                 29,241
Dividend payable                                                           5,913                 11,366
                                                                        ---------              --------
Total liabilities                                                        186,235                221,668
                                                                        ---------              --------
Minority interest                                                         99,955                105,569
                                                                        ---------              --------
Shareholders' equity
Share capital authorised in the aggregate 100,000,000
  shares, par value $1
Preferred shares
  (issued & outstanding, 3,000,000 Series A
   preferred shares par value $1,
   liquidation preference $25 per share)                                   3,000                  3,000
Common shares
  (issued & outstanding, 15,780,483 : 15,178,791 par value $1)            15,780                 15,179
Additional paid in capital                                               297,135                295,578
Accumulated other comprehensive income
  Unrealized gain on investments                                           7,836                 13,838
Retained earnings                                                        100,816                102,458
                                                                        ---------              --------
Total shareholders' equity                                               424,567                430,053
                                                                        ---------              --------
Total liabilities, minority interest and
shareholders' equity                                                    $710,757               $757,290
                                                                        ========               ========

See accompanying notes to unaudited consolidated financial statements


                          LaSalle Re Holdings Limited

        Consolidated Statements of Operations and Comprehensive Income
              (Expressed in thousands of United States Dollars,
                       except share and per share data)
                                   Unaudited

--------------------------------------------------------------------------

                                                   Three Months Ended
                                               December 31,     December 31,
                                                   1998             1997
Revenues

Gross premiums written                             $11,811          $9,624
Premiums ceded                                        (983)          1,460
                                                -----------     -----------

Net premiums written                                10,828          11,084
Change in unearned premiums                         24,302          26,835
                                                -----------     -----------

Net premiums earned                                 35,130          37,919

Net investment income                                7,954           8,452
Net realized gains on investments                    2,192             404
Other income                                             0              63
                                                -----------     -----------

Total revenues                                      45,276          46,838
                                                -----------     -----------

Expenses

Losses and loss expenses incurred                   30,586           8,698
Underwriting expenses                                5,664           6,174
Operational expenses                                 2,436           2,090
Corporate expenses                                      71               0
Interest expense                                       465             563
Exchange gain                                         (805)           (366)
                                                -----------     -----------

Total expenses                                      38,417          17,159
                                                -----------     -----------


Income before minority interest                      6,859          29,679
Minority interest                                    1,155           5,901
                                                -----------     -----------

Net income                                           5,704          23,778


Other comprehensive income

Unrealized gains (losses) on securities             (3,945)          1,341
Less: reclassification adjustments
      for gains (losses) included in
      net income                                    (2,057)           (125)
                                                -----------     -----------

Total other comprehensive (loss) income             (6,002)          1,216
                                                -----------     -----------

Comprehensive (loss) income                          ($298)        $24,994
                                                 ==========      ==========


Earnings per common share                            $0.26           $1.47
                                                 ==========      ==========

Earnings per common share - assuming dilution        $0.25           $1.34
                                                 ==========      ==========

See accompanying notes to unaudited consolidated financial statements

--------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

          Consolidated Statements of Changes in Shareholders' Equity
              (Expressed in thousands of United States Dollars,
                       except share and per share data)
                                   Unaudited

-------------------------------------------------------------------------------

                                                   Three Months Ended
                                          December 31, 1998   December 31, 1997
Preferred shares par value $1
Balance at beginning and end of period           $3,000               $3,000
                                              ==========          ===========

Common shares par value $1
Balance at beginning of period                  $15,179              $15,074
Exercise of share options                             6                   50
Issue of shares                                     660                   10
Share repurchase                                    (65)                   0

                                              ----------          -----------
Balance at end of period                        $15,780              $15,134
                                              ==========          ===========

Additional paid in capital
Balance at beginning of period                 $295,578             $299,964
Issue of shares                                     173                  358
Compensation awards                                 254                    0
Share repurchase                                 (1,015)                   0
Change in minority interest                       2,145                    0

                                              ----------          -----------
Balance at end of period                       $297,135             $300,322
                                              ==========          ===========

Accumulated Other Comprehensive Income
Balance at beginning of period                  $13,838               $2,035
Unrealized loss in period                        (6,135)               1,216
Change in minority interest                         133                    0

                                              ----------          -----------
Balance at end of period                         $7,836               $3,251
                                              ==========          ===========

Retained earnings
Balance at beginning of period                 $102,458             $105,153
Net Income                                        5,704               23,778
Common share dividends                           (5,916)             (11,341)
Preferred share dividends                        (1,641)              (1,641)
Exercise of share options                          (509)                 (50)
Share repurchase                                   (272)                   0
Change in minority interest                         992                    0

                                              ----------          -----------
Balance at end of period                       $100,816             $115,899
                                              ==========          ===========


Total shareholders' equity                     $424,567             $437,606
                                              ==========          ===========


See accompanying notes to unaudited consolidated financial statements

-------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Cash Flows
               (Expressed in thousands of United States Dollars)
                                   Unaudited

---------------------------------------------------------------------------------------------
                                                                  Three Months Ended
                                                     December 31, 1998      December 31, 1997
Cash flows from operating activities
Net income                                                      $5,704             $  23,778

Adjustments to reconcile net income to
cash provided by operating activities:
   Minority interest in net income                               1,155                 5,901
   Amortization of investment premium                              190                   245
   Net (gain) loss on sale of investments                       (2,192)                 (404)
   Unrealized (gain) loss on foreign exchange                       10                  (651)
Changes in
   Reinsurance balances receivable                              19,702                26,422
   Deferred acquisition costs                                    3,313                 3,053
   Prepaid reinsurance premiums                                  1,682                 2,163
   Accrued investment income                                      (929)               (1,283)
   Other assets                                                 (3,960)               (3,268)
   Reserve for losses and loss expenses                          2,676                  (527)
   Unearned premium reserve                                    (25,985)              (29,329)
   Other liabilities                                            (4,894)                2,508
                                                              --------             ---------
Cash (applied to) provided by operating activities              (3,528)               28,608
                                                              --------             ---------
Cash flows from investing activities

Purchase of investments                                        (69,707)             (162,706)
Proceeds on the sale of investments                            103,478               133,114
Proceeds on the maturity of investments                              0                10,000
                                                              --------             ---------
Cash (applied to) provided by investing activities              33,771               (19,592)
                                                              --------             ---------
Cash flows from financing activities

Issue of shares                                                  1,165                   368
Dividends paid                                                 (16,384)              (15,197)
Share repurchases                                               (1,346)                    0
Option exercises                                                  (660)                    0
                                                              --------             ---------
Cash applied to financing activities                           (17,225)              (14,829)
                                                              --------             ---------
Net increase in cash and cash equivalents                       13,018                (5,813)

Cash and cash equivalents at beginning of period                85,281                54,761
                                                              --------             ---------
Cash and cash equivalents at end of period                    $ 98,299             $  48,948
                                                              ========             =========


See accompanying notes to unaudited consolidated financial statements

---------------------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
              (Expressed in thousands of United States Dollars,
                       except share and per share data)

--------------------------------------------------------------------------------

1.  General

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the LaSalle Re Holdings Limited Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

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

2.  Earnings per Share

Earnings per share have been calculated in accordance with SFAS No. 128:

                                                       1998              1997
                                                       ----              ----
Net income                                         $     5,704      $    23,778
Add back: minority interest                              1,155            5,901
Less: Series A preferred share dividends                (1,641)          (1,641)
                                                   -----------      -----------
Income available to common shareholders            $     5,218      $    28,038
                                                   -----------      -----------

Weighted average number of shares outstanding:
Common shares                                       15,346,215       15,090,139
Exchangeable Non-Voting Shares                       4,472,646        4,018,146
                                                   -----------      -----------

                                                    19,818,861       19,108,285

Earnings per share                                 $      0.26      $      1.47
                                                   ===========      ===========

Income available to common shareholders            $     5,218      $    28,038
                                                   -----------      -----------

Weighted average number of common shares
outstanding:                                        19,818,861       19,108,285
Plus:  incremental shares from assumed:
       exercise of options                             874,603        1,674,419
       exercise of stock appreciation rights            65,818           79,653
       contingently issuable shares                    100,623                0
                                                   -----------      -----------
Adjusted weighted average number of
common shares Outstanding                           20,859,905       20,862,357

Earnings per share assuming dilution               $      0.25      $      1.34
                                                   ===========      ===========

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
              (Expressed in thousands of United States Dollars,
                       except share and per share data)

--------------------------------------------------------------------------------

As of December 31, 1998, the Company had 1,072,982 options outstanding and had granted 340,872 stock appreciation rights. As of December 31, 1997, the Company had 2,447,362 options outstanding and had granted 340,872 stock appreciation rights.

5.  Reinsurance

The effect of reinsurance on premiums written and earned is as follows:

                           Three months ended           Three months ended
                            December 31, 1998            December 31, 1997
                           ------------------           ------------------

                          Written         Earned        Written         Earned
                          -------         ------        -------         ------
Assumed                $   11,811     $   37,796     $    9,624     $   38,953

Ceded                        (983)        (2,666)         1,460         (1,034)
                       ----------     ----------     ----------     ----------

Net premiums           $   10,828     $   35,130     $   11,084     $   37,919
                       ==========     ==========     ==========     ==========

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            And Financial Condition

--------------------------------------------------------------------------------

The following is a discussion and analysis of the Company's results of operations for the three months ended December 31, 1998 and 1997 and financial condition as of December 31, 1998. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

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


Results of Operation--for the three months ended December 31, 1998 and 1997

Traditionally, premiums written in the quarter ended December 31 are significantly lower than premiums written in other quarters in the fiscal year, as no major renewal date occurs during the quarter. Gross premiums written for the quarter ended December 31, 1998 were $11.8 million compared to $9.6 million for the quarter ended December 31, 1997, an increase of 22.9%. The level of gross premiums written on the Company's property catastrophe book for the quarter ended December 31, 1998 was consistent with that written in the quarter ended December 31, 1997. The increase of $2.2 million in gross premiums written was due to a combination of factors. The Company experienced an increase of $1.0 million in premiums written in other lines of business. This was primarily due to one contract, which provides casualty coverage. In respect of gross premiums written by LaSalle Re Capital the Company experienced a reduction of $3.0 million which was caused by a change in underlying writing patterns. In addition for the quarter ended December 31, 1998 the Company experienced an increase of $4.2 million in positive premium adjustments and reinstatement premiums. The increase in reinstatement premiums was due to the increase in the loss reserves for Hurricane Georges.

Premiums ceded for the quarter ended December 31, 1998 were 1.0 million compared to $(1.5) million in the quarter ended December 31, 1997. Given the current pricing environment, the Company believes that purchasing reinsurance coverage is an effective and efficient method of managing its exposure to potential loss in certain areas of its book of business. The major policies purchased during the quarter ended December 31, 1998 provided coverage against European catastrophe losses and aviation losses. In addition, the level of reinsurance recorded in respect of business written by LaSalle Re Capital has increased. These factors were offset to an extent by the recognition of a $2.4 million return premium provision on the multi-year excess of loss reinsurance program compared to $1.7 million for the quarter ended December 31, 1997.

As a result of the above, net premiums written for the quarter ended December 31, 1998 were $10.8 million compared to $11.1 million for the quarter ended December 31, 1997.

Net premiums earned decreased from $37.9 million for the quarter ended December 31, 1997 to $35.1 million for the same quarter in 1998. The decrease of 7.4% is caused by two factors: a

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            And Financial Condition

--------------------------------------------------------------------------------

reduction in premiums written from calendar year 1997 to calendar year 1998 and an increase in the level of ceded premiums amortized. For the quarter ended December 31, 1998 ceded premiums amortized were $2.7 million compared to $1.0 million for the quarter ended December 31, 1997.

Net investment income decreased 5.9% to $8.0 million for the quarter ended December 31, 1998 from $8.5 million for the quarter ended December 31, 1997. Annualized investment income as a percentage of the average market value of invested assets was 5.4% for the quarter ended December 31, 1998 compared to 6.0% for the quarter ended December 31, 1997. The decrease in net investment income was attributable to a fall in market yields.

Net realized gains on investments were $2.2 million during the quarter ended December 31, 1998 compared to $0.4 million during the quarter ended December 31, 1997. Due to the continued interest rate uncertainties, the Company reduced the duration of the portfolio by selling longer dated bonds that produced realized gains and moved the proceeds into short-term holdings.

The following table sets forth the Company's combined ratios for the quarters ended December 31, 1998 and 1997:

                                     December 31, 1998      December 31, 1997
                                     -----------------      -----------------
Loss and loss expense ratio                 87.1%                 22.9%
Expense ratio                               23.1%                 21.8%
Combined ratio                             110.2%                 44.7%

Losses and loss expenses incurred represents losses paid and reserves established in respect of specific losses and loss expenses reported by cedants and expected loss development and additions to incurred-but-not-reported loss reserves.

The Company incurred losses and loss expenses of $30.6 million during the quarter ended December 31, 1998 compared with $8.7 million during the quarter ended December 31, 1997. In addition to the increase in loss and loss expenses caused by additional earned premium, the Company experienced a deterioration in claims experience. A significant component of losses and loss expenses incurred during the quarter ended December 31, 1998 related to the strengthening of reserves by $10 million in respect of Hurricane Georges. The market estimate of the loss for the Hurricane, which occurred in late September 1998, has increased since the Company set its initial reserves. In addition, the Company incurred losses relating to events covered under its political risk contracts, a satellite failure, various international and US storms and a loss on a risk excess surplus treaty. The main components of losses and loss expenses incurred during the quarter ended December 31, 1997 related primarily to losses incurred by LaSalle Re Capital and various risk losses.

The expense ratio includes underwriting expenses and operational expenses. Underwriting expenses include brokerage, commissions, excise taxes and other costs related to underwriting reinsurance contracts.

Effective on October 1, 1998, the Underwriting Services Agreement, under which CNA Bermuda had provided the Company with underwriting services, was terminated. On that date, all of the personnel assigned to the Company by CNA Bermuda became employees of the Company and the underwriting function formerly performed by CNA Bermuda was assumed by the Company directly. In connection with the termination of the Underwriting Services Agreement, the Company entered into an Underwriting Support Services Agreement with CNA Re Services Company and CNA Bermuda. With effect from October 1, 1998 LaSalle Re has agreed to pay an annual retainer of $333 and an underwriting profit commission equal to 1.67% of the aggregate net

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            And Financial Condition

--------------------------------------------------------------------------------

underwriting profits of LaSalle Re, where certain conditions are met. For the 1997 fiscal year LaSalle Re paid fees under the Underwriting Services Agreement at a rate of 1.5% of the gross written and collected premium per fiscal year; and an underwriting profit commission equal to 4.0% of the aggregate net underwriting profits of LaSalle Re, where certain conditions were met.

Underwriting expenses as a percentage of net earned premiums were 16.1% for the quarter ended December 31, 1998 compared to 16.3% for the quarter ended December 31, 1997. As a percentage of net premiums earned, fees accrued pursuant to the Underwriting Support Services Agreement were 1.7% for the quarter ended December 31, 1998 compared to 4.4% in respect of the Underwriting Services Agreement for the quarter ended December 31, 1997. This decrease, however, has been offset by two factors. Following the transfer of the underwriters, the Company has included their compensation cost in underwriting expenses, which has increased the percentage of underwriting expenses to net premiums earned by 0.9%. Separately, the Company's level of brokerage fees and ceding commissions increased to 13.5% of net premiums earned for the quarter ended December 31, 1998 compared to 11.9% of net premiums earned for the quarter ended December 31, 1997. The increase was partly due to an increase in the level of amortized reinsurance, which reduces net premiums earned and the effect of increased earned premiums on the business underwritten by LaSalle Re Capital, whose expense ratio was approximately 20%.

Operational expenses were $2.4 million or, as a percentage of net earned premiums, 7.0% during the quarter ended December 31, 1998 compared with $2.1 million or, as a percentage of net earned premiums, 5.5% for the quarter ended December 31, 1997. The Company experienced an overall increase of $0.1 million with respect to compensation. The increase was due to the change in the Underwriting Services Agreement, with the salaries of the underwriting support staff and the chief operating officer for the quarter ended December 31, 1998 borne by the Company. In addition, during the quarter ended December 31, 1998, the Company recorded $0.3 million related to the settlement of bonuses on the 1998 fiscal year. These items, however, were offset by a $0.8 million reduction in the fair value of granted stock appreciation rights. This was due to a reduction in the value of the share price during the quarter and a reduction in the vesting percentage entitlement due to the non-achievement of the targeted rate of return. In addition, during the quarter ended December 31, 1998, the Company incurred additional charges of $0.3 million relating to LaSalle Re Capital and costs associated with the hiring of new employees.

Corporate expenses for the quarter ended December 31, 1998 were $0.01 million compared with $Nil in the quarter ended December 31, 1997.

Interest expense was $0.5 million during the quarter ended December 31, 1998 compared with $0.4 million in the quarter ended December 31, 1997. The interest expense was primarily due to financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract. Other interest expenses related to the ongoing commitment fees payable on the Company's credit facility. As at December 31, 1998, there were no borrowings under this facility.

Foreign exchange gains in the quarter ended December 31, 1998 were $0.8 million compared to gains of $0.4 million in the quarter ended December 31, 1997. The Company experienced realized gains on transactions during the quarter and unrealized gains on balances existing at the quarter end. The gains in the quarter ended December 31, 1998 were principally due to the movement in the value of the US dollar against sterling, with the value of sterling falling. In the quarter ended December 31, 1997, the gains were principally due to an increase in the value of the US dollar against sterling.

The Company's basic earnings per share were $0.26 for the quarter ended December 31, 1998 compared to $1.47 for the quarter ended December 31, 1997. Earnings per share assuming

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            And Financial Condition

--------------------------------------------------------------------------------

dilution were $0.25 for the quarter ended December 31, 1998 compared to $1.34 for the quarter ended December 31, 1997.


Liquidity and Capital Resources

As a holding company, the Company's assets consist primarily of all of the outstanding voting stock of LaSalle Re. The Company's cash flows depend primarily on dividends and other permitted payments from LaSalle Re and its subsidiaries.

LaSalle Re's sources of funds consist of net premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, brokerage, commissions, excise taxes, administrative expenses and dividends. Under the Insurance Act, 1978, amendments thereto and related regulations of Bermuda, LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files an affidavit stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the approval of the Bermuda Minister of Finance if it failed to meet its required margins in the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends, which would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act from reducing its total opening statutory capital by more than 15% without the approval of the Minister of Finance. LaSalle Re currently meets these requirements. In addition, the payment of dividends by LaSalle Re is subject to the rights of holders of the Exchangeable Non-Voting Shares to receive a pro rata share of any dividend and to its need to maintain shareholders' equity adequate to support the level of LaSalle Re's insurance operations.

Operating activities produced a net cash outflow of $3.5 million for the quarter ended December 31, 1998 compared to a net cash inflow of $28.6 million for the quarter ended December 31, 1997. The change was principally caused by the reduced net income for the quarter ended December 31, 1998. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

Cash and cash equivalents increased from $85.3 million at September 30, 1997 to $98.3 million at September 30, 1998. The increase was due to proceeds received on the sale of bonds, which were re-invested in short-term holdings. In addition, the Company required funds for the payment of losses, primarily as a result of Hurricane Georges.

As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and investments. As of December 31, 1998, 81.6% of its total assets were held in cash and investments. To further mitigate the uncertainty surrounding the amount and timing of potential liabilities and to minimize interest rate risk, LaSalle Re maintains a short average duration for its investment portfolio. The modified average duration of the portfolio was 2.84 years at December 31, 1998. At December 31, 1998, the fair value of the Company's total investment portfolio, including cash, was $580.1 million.

At December 31, 1998, 86.2% of the securities held in the Company's investment portfolio were fixed-income securities rated "AA" or better and 97.3% were fixed-income securities rated "A" or better by S&P or Moody's. No single investment comprised more than 5% of the overall portfolio.

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            And Financial Condition

--------------------------------------------------------------------------------

As at December 31, 1998, issuers from the Far East and Asia represented 4.2% of the investment portfolio. These securities had a market value of $20.4 million and an aggregate unrealized gain of $0.2 million. All of these securities had an average credit rating of AAA as assigned by S&P or Moody's, as at December 31, 1998.

The Company has adopted the Statement of Financial Accounting Standard No. 115 ("SFAS 115") to account for its marketable securities with all of the Company's investments classified as "available for sale". Under this classification, investments are recorded at fair market value and any unrealized gains or losses are reported as "Accumulated other comprehensive income", a separate component of shareholders' equity. In accordance with SFAS No. 130 "Reporting of Comprehensive Income", the movement in unrealized gains or losses on these investments are disclosed as part of other comprehensive income. The unrealized gain on the investment portfolio net of amounts attributable to minority interest was $7.8 million at December 31, 1998 compared to a gain of $13.8 million at September 30, 1998.

Reinsurance balances receivable were $67.0 million at December 31, 1998 compared to $86.8 million at September 30, 1998. This reduction reflected the seasonality of premiums written, with the Company traditionally writing a low level of premiums in the quarter ended December 31 compared to other calendar quarters. This also explains the decrease in unearned premiums and deferred acquisition costs from $83.1 million and $13.4 million, respectively, as at September 30, 1998 to $57.1 million and $10.1 million, respectively, at December 31, 1998. Included within reinsurance balances receivable at December 31, 1998 was $30.9 million, which related to the business written by LaSalle Re Capital, compared to $28.1 million as at September 30, 1998. Given the three-year accounting methodology utilized by Lloyd's, these balances will not be received until after the year 2000.

Prepaid reinsurance premiums relate to the reinsurance coverage placed by the Company and LaSalle Re Capital.

Other assets increased from $31.7 million as at September 30, 1998 to $35.6 million as at December 31, 1998. This was primarily due to an increased level in prepaid expenses following the payment of two three year contracts for catastrophe modeling services and directors and officers insurance. In addition, other assets at December 31, 1998 included the recognition of a further quarterly return premium on the multi-year excess of loss reinsurance program.

At December 31, 1998, the liability for unpaid losses and loss expenses was $100.5 million compared to $97.9 million at September 30, 1998. During the quarter ended December 31, 1998 the Company paid out $12.9 million in respect of Hurricane Georges and increased its reserves for unpaid losses and loss expenses. Included in the reserve for unpaid losses and loss expenses is an amount of $9.0 million in respect of the business underwritten by LaSalle Re Capital which, given the three-year accounting methodology, will not be paid until after the year 2000.

Other liabilities decreased from $29.2 million as at September 30, 1998 to $22.6 million as at December 31, 1998. The decrease of $6.5 million was primarily due to the settlement of a quarterly deposit premium relating to the multi-year excess of loss reinsurance program.

On October 1, 1998, the Company paid a dividend of $.5469 per share to holders of record of Series A preferred shares on October 30, 1998. As of December 31, 1998, dividends due but not yet declared on the Series A preferred shares amounted to $0.5 million. On December 18, 1998, the Company declared a common share dividend of $0.375 per share to shareholders of record on December 31, 1998 payable on January 15, 1999. The actual amount and timing of any future Common Share dividends is at the discretion of the Board. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            And Financial Condition

--------------------------------------------------------------------------------

the Company's dividend policy will not change or that the Company will declare or pay any dividends in future periods.

In accordance with the terms of certain reinsurance contracts, the Company has posted letters of credit in the amount of $17.6 million as compared to $8.3 million as of September 30, 1998 to support outstanding loss reserves. In connection with LaSalle Re Capital's support of three Lloyd's syndicates, the Company posted letters of credit in the amount of $16.2 million (equivalent to (Pounds)9.8 million). In addition, in connection with a swap agreement, the Company has posted a letter of credit of $3.0 million. All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of the outstanding letters of credit.

LaSalle Re Capital is committed to provide capital support for the 1999 underwriting year to the same syndicates as it supported in 1998. The level of support is not expected to change materially from that provided in 1998. The Company has no material commitments for capital expenditures.

The Company has in place a $100 million committed line of credit from a syndicate of banks. The proceeds from the credit facility may only be used to buy preferred shares of LaSalle Re that, in turn, may use the proceeds of such purchase to meet current cash requirements. The facility matures December 1, 2000, and is secured by a pledge ("legal mortgage") of all the capital stock of LaSalle Re held by the Company, including any preferred shares that may be issued by LaSalle Re to the Company. The line of credit contains various covenants, including limitations on incurring additional indebtedness; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $300 million or 70% of net premiums written; maintenance of statutory capital of LaSalle Re of at least $350 million at the end of calendar year 1998 and $400 million at the end of calendar year 1999 and thereafter; and maintenance of a ratio of net premiums written to statutory capital at the end of any fiscal quarter for the four fiscal quarters then ended of no more than 1.00 to 1.00 in each case. The Company may pay dividends and make other restricted payments so long as, after giving effect to such restricted payments, no event of default has occurred. Dividends and restricted payments are limited to 50% of consolidated net income for its immediately preceding fiscal year less amounts paid on the Series A preferred shares. In order for the Company to pay dividends in excess of 50% of consolidated net income, the Company would have to renegotiate certain terms of its credit facility. As of September 30, 1998, the credit facility had not been utilized.

The Company's financial condition and results of operations are influenced by both internal and external forces. Loss payments, investment returns and premiums may be impacted by changing rates of inflation and other economic conditions. Cash flows from operations and the liquidity of its investment portfolio are, in the Company's opinion, adequate to meet the Company's expected cash requirements over the next 3 months.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for financial statements issued for periods beginning after December 15, 1997 and requires the Company to report financial and descriptive information about its reportable operating segments. This standard will require additional disclosure and will be adopted by the Company for the year ended September 30, 1999. This statement is not applicable to interim periods in the first year of adoption.

In February 1998, the Financial Standards Board issued SFAS No. 132 "Employers' Disclosures about Pensions and other Postretirement Benefits". This statement is effective for fiscal years beginning after December 15, 1997. As the provisions of the statement need not be applied to

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            And Financial Condition

--------------------------------------------------------------------------------

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


Year 2000 Issue

The Company's goal is to ensure that its computer systems and the computer systems of third parties that are material to the Company's operations (such as the computer systems of service providers, suppliers and brokers) will be ready to process dates in and after the year 2000 ("Year 2000 ready"). The Company does not believe that it faces any material Year 2000 issues with respect to its non-information technology systems.

The Company engaged International Business Machines Corporation ("IBM") to prepare an assessment and strategy report outlining the steps needed to make the Company's computer systems Year 2000 ready. IBM's report indicated that certain of the Company's systems, applications and business interfaces have Year 2000 date problems which will require an estimated 359 person-days to correct. The Company has set a target date of March 31, 1999 for the completion of the necessary corrections to the following systems: (i) the Senator underwriting management system, (ii) the RSG reinsurance system, (iii) other software and hardware components and infrastructure, (iv) enterprise-wide spreadsheet and database files, (v) broker compliance and (vi) supplier compliance. The Company has budgeted $0.3 million for the overall Year 2000 effort and has expensed $0.06 million to date for the IBM assessment and strategy report. Given the current level of estimated costs, it is not anticipated that the costs of achieving Year 2000 readiness will have a material impact on the Company's future results.

A number of risk factors, including, but not limited to, the following, could affect the Company's plans to achieve Year 2000 readiness by March 31, 1999 within the current budget:

 . The Company is currently completing its installation of the Senator underwriting management system. The testing of the Year 2000 version of this system is currently scheduled to be completed by the end of February 1999. To provide for the contingency of the Year 2000 version of the Senator underwriting management system not being in use by the end of the year, the Company contracted with outside service providers to make the Company's current RSG reinsurance system Year 2000 ready. The Company has tested the RSG reinsurance system and has concluded that it is Year 2000 ready.

 . Information technology ("IT") resources to implement Year 2000 conversions are in short supply and the supply of external contractor resources is likely to decrease further as the Year 2000 approaches. Currently, the Company anticipates that it has sufficient resources to complete its Year 2000 project. The Company intends to maximize internal IT resources by freezing all discretionary changes to applications during the Year 2000 conversion and does not anticipate that this will delay other significant IT projects.

 . The Company has no control over the timing of Year 2000 readiness by external brokers and suppliers who interface with the Company. The Company has distributed a Year 2000 questionnaire to its suppliers and brokers. As of February 4, 1999, 63.5% of suppliers and 61.5% of brokers, including the Company's major suppliers and brokers, had provided adequate response to this questionnaire. The Company is following up with suppliers and

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            And Financial Condition

--------------------------------------------------------------------------------

   brokers who have not given adequate responses and intends in March 1999 to make a decision as to whether or not to continue the business relationship with those brokers and suppliers who have not responded to the Year 2000 readiness questionnaire.

The Company also assesses the effect of the Year 2000 issue on the business it underwrites, considering the exposure to Year 2000 related losses on a contract by contract basis at the time of underwriting.

The Company's worst case scenario would be the failure of the Company's computerized reinsurance systems to process transactions. As a contingency plan, the Company intends, prior to January 1, 2000, to extract a hard copy from its computerized reinsurance systems of all information required to initiate a manual system for processing transactions in the event of a system failure. The Company believes that it would have the necessary resources to function on a manual basis, if so required.

Quantitative and Qualitative Disclosure about Market Risk

The Company made disclosure relating to its market risks in the Form 10-K for the year ended September 30, 1998. The Company believes there have been no material changes with respect to its market risks during the quarter ended December 31, 1998.

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These statements relate to the plans of the Company for future operations, including the dividend policy pursuant to which the Company intends to distribute as dividends to holders of common shares and Exchangeable Non-Voting Shares in each fiscal year 50% to 60% of the amount by which its net income (before minority interest) from the prior fiscal year exceeds the amount of dividends payable on Series A preferred shares in the current fiscal year. In light of the risks and uncertainties inherent in all future projections, these statements should not be regarded as a representation that the objectives will be achieved. Many factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited, to the following: catastrophic events of unanticipated frequency or severity; changes in the demand for, or supply of, property catastrophe reinsurance; actions of competitors; changes in the Company's financial ratings; changes in insurance or tax laws or regulations or governmental interpretations thereof; changes in foreign economic conditions including fluctuations in currency rate or global markets; a major decrease in the cession of business from CNA Financial Corporation ("CNA"); any failure of the Company's computer systems or the computer systems of third parties that are material to the Company's operations (such as the computer systems of service providers, suppliers and brokers) to process correctly information relating to dates in and after the year 2000. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits - The following exhibits are filed as part of this report on Form 10-Q:

           3.1  Memorandum of Association (Incorporated by reference to Exhibit
                3.1 to Registration Statement on Form S-1 (File No. 33-97304)).

           3.2 Bye-Laws (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended March 31, 1998 (File No.
                1-12823)).

           27   Financial Data Schedule

     (b)   Reports on Form 8-K - No reports were filed during the quarter
           December 31, 1998.

                          LaSalle Re Holdings Limited
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:     February 5, 1999    LASALLE RE HOLDINGS LIMITED
          ----------------    /s/ Victor H. Blake
                              -------------------
                              Name: Victor H. Blake
                              Title: Chairman, President & Chief Executive
                                      Officer

Date:     February 5, 1999    /s/ Clare Moran
          ----------------    ---------------
                              Name: Clare Moran
                              Title: Principal Accounting Officer