Form 10-Q
period 1999-03-31
LASALLE RE HOLDINGS LTD
filed 1999-05-06
CIK 1001384

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   Form 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 1999
                                               ----------------

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number  1-12823
                                               ---------


                          LaSalle Re Holdings Limited
            (Exact name of registrant as specified in its charter)



               Bermuda                                 Not applicable
   -------------------------------             ------------------------------
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                 Identification Number)



         Continental Building, 25 Church Street, Hamilton HM12, Bermuda
     ----------------------------------------------------------------------
                    (Address of principal executive offices)



                                 441-292-3339
             ----------------------------------------------------
             (Registrant's Telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    [X] Yes    [_] No


The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of May 6, 1999, was 15,791,454.



================================================================================

-------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited
                              INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                                             Page
                                                                                             -----
ITEM 1.    Unaudited Consolidated Financial Statements.
           Consolidated Balance Sheets
           March 31, 1999 and September 30,1998.....................................      3

           Consolidated Statements of Operations and Comprehensive Income
           Three Months and Six Months ended March 31, 1999 and 1998................      4

           Consolidated Statements of Changes in Shareholders' Equity
           Three Months and Six Months ended March 31, 1999 and 1998................      5

           Consolidated Statements of Cash Flows
           Six Months ended March 31, 1999 and 1998.................................      6

           Notes to Unaudited Consolidated Financial Statements.....................      7

ITEM 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition............................     10

ITEM 2A.   Quantitative and Qualitative Disclosure about Market Risk................     20


                                  PART II - OTHER INFORMATION
ITEM 1.    Legal Proceedings........................................................     21

ITEM 2.    Changes in Securities and Use of Proceeds................................     21

ITEM 3.    Defaults upon Senior Securities..........................................     21

ITEM 4.    Submission of Matters to a Vote of Security Holders......................     21

ITEM 5.    Other information........................................................     21

ITEM 6.    Exhibits and Reports on Form 8-K.........................................     21

Signatures .........................................................................     23


--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

                          Consolidated Balance Sheets
               (Expressed in thousands of United States Dollars,
                       except share and per share data)

                                   Unaudited
--------------------------------------------------------------------------------

                                            March 31, 1999    September 30, 1998
Assets
Cash and cash equivalents                      $159,148            $ 85,281
Investments held as available for sale
 at fair value                                  416,583             521,476
(amortized cost $412,679 : $503,531)
Accrued investment income                         8,837              11,056
Reinsurance balances receivable                 116,477              86,779
Deferred acquisition costs                       16,373              13,444
Prepaid reinsurance premiums                     19,819               7,584
Other assets                                     37,582              31,670
                                               --------            --------

Total assets                                   $774,819            $757,290
                                               ========            ========

Liabilities
Reserve for losses and loss expenses           $119,724            $ 97,942
Unearned premium reserve                        105,163              83,119
Other liabilities                                48,487              29,241
Dividend payable                                  5,914              11,366
                                               --------            --------

Total liabilities                               279,288             221,668
                                               --------            --------

Minority interest                                93,521             105,569
                                               --------            --------

Shareholders' equity
Share capital authorised in the aggregate
 100,000,000 shares, par value $1
Preferred shares
 (issued & outstanding, 3,000,000
 Series A preferred shares par value $1,
 liquidation preference $25 per share)            3,000               3,000
Common shares
 (issued & outstanding, 15,783,275:
 15,178,791 par value $1)                        15,783              15,179
Additional paid in capital                      297,249             295,578
Accumulated other comprehensive income
  Unrealized gain on investments                  3,039              13,838
Retained earnings                                82,939             102,458
                                               --------            --------
Total shareholders' equity                      402,010             430,053
                                               --------            --------

Total liabilities, minority interest
 and shareholders' equity                      $774,819            $757,290
                                               ========            ========

See accompanying notes to unaudited consolidated financial statements


                                                    LaSalle Re Holdings Limited

                                  Consolidated Statements of Operations and Comprehensive Income
                        (Expressed in thousands of United States Dollars, except share and per share data)
                                                             Unaudited
====================================================================================================================================
                                                               Three Months Ended                   Six Months Ended
                                                        March 31, 1999    March 31, 1998    March 31, 1999    March 31, 1998
Revenues

Gross premiums written                                     $ 88,631          $ 94,631          $100,442          $104,255
Premiums ceded                                              (16,465)          (12,426)          (17,448)          (10,966)
                                                           --------          --------          --------          --------

Net premiums written                                         72,166            82,205            82,994            93,289
Change in unearned premiums                                 (34,111)          (40,299)           (9,809)          (13,464)
                                                           --------          --------          --------          --------

Net premiums earned                                          38,055            41,906            73,185            79,825

Net investment income                                         8,824             8,583            16,778            17,035
Net realized (losses) gains on investments                     (602)            1,613             1,590             2,017
Other income                                                      0                 0                 0                63
                                                           --------          --------          --------          --------

Total revenues                                               46,277            52,102            91,553            98,940
                                                           --------          --------          --------          --------

Expenses

Losses and loss expenses incurred                            50,204            19,938            80,790            28,636
Underwriting expenses                                         6,305             6,200            11,969            12,374
Operational expenses                                          2,407             3,514             4,843             5,604
Corporate expenses                                              236                 0               307                 0
Interest expense                                                439               439               904             1,002
Exchange loss (gain)                                            413               (12)             (392)             (378)
                                                           --------          --------          --------          --------

Total expenses                                               60,004            30,079            98,421            47,238
                                                           --------          --------          --------          --------

(Loss) income before minority interest                      (13,727)           22,023            (6,868)           51,702
Minority interest                                            (3,401)            4,290            (2,246)           10,191
                                                           --------          --------          --------          --------

Net (loss) income                                           (10,326)           17,733            (4,622)           41,511

Other comprehensive income

Unrealized gains (losses) on securities                      (3,483)               48            (6,368)            1,008
Less: reclassification adjustments
      for gains (losses) included in net income              (1,314)             (763)           (4,431)             (507)
                                                           --------          --------          --------          --------

Total other comprehensive (loss) income                      (4,797)             (715)          (10,799)              501
                                                           --------          --------          --------          --------

Comprehensive (loss) income                                ($15,123)         $ 17,018          ($15,421)         $ 42,012
                                                           ========          ========          ========          ========

(Losses) earnings per common share                           ($0.76)            $1.06            ($0.51)            $2.53
                                                           ========          ========          ========          ========

(Losses) earnings per common share - assuming dilution       ($0.76)            $0.97            ($0.51)            $2.31
                                                           ========          ========          ========          ========

See accompanying notes to unaudited consolidated financial statements

====================================================================================================================================

                          LaSalle Re Holdings Limited

          Consolidated Statements of Changes in Shareholders' Equity
               (Expressed in thousands of United States Dollars,
                       except share and per share data)
                                   Unaudited

===============================================================================


                                                Three Months Ended                   Six Months Ended
                                         March 31, 1999    March 31, 1998    March 31, 1999    March 31, 1998
Preferred shares par value $1
Balance at beginning and end of period      $  3,000          $  3,000          $  3,000          $  3,000
                                            ========          ========          ========          ========
Common shares par value $1
Balance at beginning of period              $ 15,780          $ 15,134          $ 15,179          $ 15,074
Exercise of share options                          0                31                 6                81
Issue of shares                                    3                 0               663                10
Share repurchase                                   0                 0               (65)                0
                                            --------          --------          --------          --------
Balance at end of period                    $ 15,783          $ 15,165          $ 15,783          $ 15,165
                                            ========          ========          ========          ========
Additional paid in capital
Balance at beginning of period              $297,135          $300,322          $295,578          $299,964
Issue of shares                                   59                23               232               381
Compensation awards                               55                 0               309                 0
Share repurchase                                   0                 0            (1,015)                0
Change in minority interest                        0                 0             2,145                 0
                                            --------          --------          --------          --------
Balance at end of period                    $297,249          $300,345          $297,249          $300,345
                                            ========          ========          ========          ========
Accumulated Other Comprehensive Income
Balance at beginning of period              $  7,836          $  3,251          $ 13,838          $  2,035
Unrealized (loss) gain in period              (4,797)             (715)          (10,932)              501
Change in minority interest                        0                 0               133                 0
                                            --------          --------          --------          --------
Balance at end of period                    $  3,039          $  2,536          $  3,039          $  2,536
                                            ========          ========          ========          ========
Retained earnings
Balance at beginning of period              $100,816          $115,899          $102,458          $105,153
Net (loss) income                            (10,326)           17,733            (4,622)           41,511
Common share dividends                        (5,910)          (11,359)          (11,825)          (22,700)
Preferred share dividends                     (1,641)           (1,641)           (3,283)           (3,282)
Exercise of share options                          0               (31)             (509)              (81)
Share repurchase                                   0                 0              (272)                0
Change in minority interest                        0                 0               992                 0
                                            --------          --------          --------          --------
Balance at end of period                    $ 82,939          $120,601          $ 82,939          $120,601
                                            ========          ========          ========          ========
Total shareholders' equity                  $402,010          $441,647          $402,010          $441,647
                                            ========          ========          ========          ========

See accompanying notes to unaudited consolidated financial statements
===============================================================================

                          LaSalle Re Holdings Limited


                     Consolidated Statements of Cash Flows
               (Expressed in thousands of United States Dollars)
                                   Unaudited

-----------------------------------------------------------------------------------------------------------------
                                                                                  Six Months Ended
                                                                   March 31, 1999                  March 31, 1998
Cash flows from operating activities

Net (loss) income                                                         ($4,622)                      $  41,511

Adjustments to reconcile net income to
 cash provided by operating activities:
   Minority interest in net income                                         (2,246)                         10,191
   Amortization of investment premium                                         330                             484
   Net gain on sale of investments                                         (1,590)                         (2,017)
   Unrealized (gain) loss on foreign exchange                                 387                            (521)
Changes in:
   Reinsurance balances receivable                                        (30,352)                        (21,920)
   Deferred acquisition costs                                              (2,929)                         (4,526)
   Prepaid reinsurance premiums                                           (12,236)                         (8,569)
   Accrued investment income                                                2,214                           1,168
   Other assets                                                            (5,965)                         (5,770)
   Reserve for losses and loss expenses                                    22,108                           6,528
   Unearned premium reserve                                                22,045                          22,034
   Other liabilities                                                       20,941                          22,556
                                                                    -------------                   -------------
Cash provided by operating activities                                       8,085                          61,149
                                                                    -------------                   -------------
Cash flows from investing activities

Purchase of investments                                                  (107,545)                       (234,223)
Proceeds on the sale of investments                                       199,655                         206,535
Proceeds on the maturity of investments                                         0                          20,000
                                                                    -------------                   -------------
Cash provided by (applied to) investing activities                         92,110                          (7,688)
                                                                    -------------                   -------------
Cash flows from financing activities

Issue of shares                                                             1,297                             392
Dividends paid                                                            (25,619)                        (31,201)
Share repurchases                                                          (1,346)                              0
Option exercises                                                             (660)                              0
                                                                    -------------                   -------------
Cash applied to financing activities                                      (26,328)                        (30,809)
                                                                    -------------                   -------------

Net increase in cash and cash equivalents                                  73,867                          22,652

Cash and cash equivalents at beginning of period                           85,281                          54,761
                                                                    -------------                   -------------
Cash and cash equivalents at end of period                              $ 159,148                       $  77,413
                                                                    =============                   =============

See accompanying notes to unaudited consolidated financial statements.
--------------------------------------------------------------------------------

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

                          LaSalle Re Holdings Limited
             Notes to Unaudited Consolidated Financial Statements
              (Expressed in thousands of United States Dollars,
                       except share and per share data)
--------------------------------------------------------------------------------

2.   Earnings per Share

Earnings per share have been calculated in accordance with SFAS 128:

                                                    Three Months Ended               Six Months Ended
                                                         March 31,                       March 31,
                                                   1999            1998            1999            1998

Net (loss) income                               $    (10,326)   $     17,733    $     (4,622)   $     41,511
Add back: minority interest                           (3,401)          4,290          (2,246)         10,191
Less: Series A preferred share
   dividends                                          (1,641)         (1,641)         (3,282)         (3,281)
                                                ------------    ------------    ------------    ------------

(Loss) income available to common
   shareholders                                 $    (15,368)   $     20,382    $    (10,150)   $     48,421
                                                ------------    ------------    ------------    ------------

Weighted average number of shares
   outstanding:
Common shares                                     15,782,845      15,157,646      15,563,311      15,123,573
Exchangeable Non-Voting Shares                     4,472,646       4,018,146       4,472,646       4,018,146
                                                ------------    ------------    ------------    ------------
Weighted average number of shares
   outstanding:                                   20,255,491      19,175,792      20,035,957      19,141,719
                                                ============    ============    ============    ============

(Loss) earnings per share                       $      (0.76)   $       1.06    $      (0.51)   $       2.53
                                                ============    ============    ============    ============

(Loss) income available to common
   shareholders                                 $    (15,368)   $     20,382    $    (10,150)   $     48,421
                                                ------------    ------------    ------------    ------------
Weighted average number of common
   shares outstanding:                            20,255,491      19,175,792      20,035,957      19,141,719
Plus: incremental shares from assumed
   exercise of options                                Note 1       1,722,423          Note 1       1,745,881
   exercise of stock appreciation rights              Note 1          80,973          Note 1          83,602
Plus: contingently issuable shares                    Note 1           4,609          Note 1           2,266
Adjusted weighted average number of             ------------    ------------    ------------    ------------
   common shares outstanding:                     20,255,491      20,983,797      20,035,957      20,973,468
                                                ------------    ------------    ------------    ------------

Earnings per share assuming dilution            $      (0.76)   $       0.97    $      (0.51)   $       2.31
                                                ============    ============    ============    ============

Note 1
------

The incremental shares from assumed exercises of options, stock appreciation rights and contingently issuable shares are not included in the above computation for the three months and six months ended March 31, 1999 as they have an antidilutive effect on losses per share.

As of March 31, 1999, the Company had 1,086,114 options outstanding and had granted 340,872 stock appreciation rights. As of March 31, 1998, the Company had 2,416,457 options outstanding and had granted 340,872 stock appreciation rights.

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
              (Expressed in thousands of United States Dollars,
                       except share and per share data)
--------------------------------------------------------------------------------

3.    Reinsurance

The effect of reinsurance on premiums written and earned is as follows:

                  Three Months Ended    Three Months Ended      Six Months Ended      Six Months Ended
                    March 31, 1999        March 31, 1998         March 31, 1999        March 31, 1998

                  Written     Earned    Written     Earned      Written   Earned      Written   Earned
Assumed            88,631     40,602     94,631     43,059      100,442   78,398      104,255   82,012

Ceded             (16,465)    (2,547)   (12,426)    (1,153)     (17,448)  (5,213)     (10,966)  (2,187)
                  -------     ------    -------     ------      -------   ------      -------   ------

Net Premiums       72,166     38,055     82,205     41,906       82,994   73,185       93,289   79,825
                  =======     ======    =======     ======      =======   ======      =======   ======

4.    Subsequent event

Effective April 1, 1999 LaSalle Re negotiated a quota share reinsurance arrangement with CNA, a large Chicago-based insurer, a related party. Under this agreement, CNA will assume a portion of LaSalle's current catastrophe exposure in certain peak zones. It is expected that this program will result in $4,400 of additional ceded reinsurance premium for the 1999 fiscal year.

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

            Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

The following is a discussion and analysis of the Company's results of operations for the three months and six months ended March 31, 1999 and 1998 and financial condition as of March 31, 1999 and September 30, 1998. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

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

Results of Operations - for the three months ended March 31, 1999 and 1998

Gross premiums written for the quarter ended March 31, 1999 were $88.6 million compared to $94.6 million for the quarter ended March 31, 1998, a decrease of 6.3%. The Company's property catastrophe book experienced a reduction in gross premiums written of $3.4 million for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. Of this reduction, $1.3 million related to United States property catastrophe business and $2.1 million related to international property catastrophe business. This reduction was due to continuing competitive rates, which have led to lower priced premiums in comparison to those written in the quarter ended March 31, 1998, and the non-renewal of contracts in certain cases where the Company considered business to be under-priced. Based on the Company's experience, rates for business written in the quarter ended March 31, 1999 were approximately 5-10% below rates written in the quarter ended March 31, 1998 for both international business and United States business. In addition, the Company experienced a change in the mix of international property catastrophe business assumed, with the Company reducing its line sizes on catastrophe pro-rata contracts and increasing gross premiums written from direct business. The Company has continued to place an emphasis on accessing clients directly as pro-rata contracts have a less efficient cost structure.

For the quarter ended March 31, 1999, gross premiums written in lines of business other than property catastrophe totaled $17.6 million or 19.9% of gross premiums written compared to $22.0 million or 23.3% of gross premiums written for the quarter ended March 31, 1998. The decrease is reflective of reduced exposures on satellite, crop hail and pro-rata property business. The Company reduced its exposure in these lines of business because industry wide rates had declined and created under-priced business.

In addition, the Company experienced premium adjustments of $3.6 million for the quarter ended March 31, 1999 compared to $2.3 million for the quarter ended March 31, 1998. The increase was due primarily to the revision of a premium estimate on a significant catastrophe pro-rata property contract following the receipt of updated information from the cedent.

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

Premiums ceded for the quarter ended March 31, 1999 were $16.5 million compared to $12.4 million in the quarter ended March 31, 1998. The increase of $4.1 million was principally due to additional reinsurance protections purchased by LaSalle Re Capital.

As a result of the above, net premiums written for the quarter ended March 31, 1999 were $72.2 million compared to $82.2 million for the quarter ended March 31, 1998.

Net premiums earned for the quarter ended March 31, 1999 were $38.1 million compared to $41.9 million for the same quarter in 1998. The decrease of 9.1% was principally caused by two factors: a reduction in gross premiums written from calendar year 1998 to calendar year 1999 and an increase in the level of reinsurance protections purchased. For the quarter ended March 31, 1999, ceded premiums amortized were $2.5 million compared to $1.2 million for the quarter ended March 31, 1998.

Net investment income increased 2.3% to $8.8 million for the quarter ended March 31, 1999 from $8.6 million for the quarter ended March 31, 1998. The increase of $0.2 million was due to the receipt of $0.4 million of interest on an equity account maintained in accordance with the terms of the Company's multi-year excess of loss reinsurance program. This interest offset a reduction in the investment income earned on the Company's investment portfolio. Annualized investment income as a percentage of the average market value of invested assets was 6.3% for the quarter ended March 31, 1999 compared to 6.2% for the quarter ended March 31, 1998.

Net realized losses on investments were $0.6 million during the quarter ended March 31, 1999 compared to net realized gains of $1.6 million during the quarter ended March 31, 1998. During the quarter, the Company sold longer maturity bonds and reinvested the proceeds in shorter maturity bonds and money market instruments. This measure was designed to protect the total returns on the portfolio in an increasing yield environment. In this environment, the unrealized gain on the investment portfolio declined from $13.8 million at September 30, 1998 to $3.0 million at March 31, 1999. In accordance with generally accepted accounting principles, unrealized gains and losses on the Company's investment portfolio are not recognized in the Company's consolidated results of operations but are reflected as accumulated comprehensive income and shown as a separate component of shareholders' equity. It is anticipated that the measure taken to shorten interest rate sensitive assets will reduce the potential for significant capital gains while generating future income returns at money market rates or better. The gains in the quarter ended March 31, 1998 resulted primarily from a credit spread enhancement exercise undertaken during the period. In addition, the Company realized small gains on the sale of bonds with Far East and Asian exposure.

The following table sets forth the Company's combined ratios for the quarters March 31, 1999 and 1998:

                                         March 31, 1999              March 31, 1998
                                 -----------------------------------------------------
Loss and loss expense ratio               131.9%                      47.6%
Expense ratio                              22.9%                      23.2%
Combined ratio                            154.8%                      70.8%

Losses and loss expenses incurred represent losses paid and reserves established in respect of specific losses and loss expenses reported by cedents and expected loss development and additions to incurred-but-not-reported loss reserves.

The Company incurred losses and loss expenses of $50.2 million during the quarter ended March 31, 1999 compared with $19.9 million during the quarter ended March 31, 1998. During the quarter ended March 31, 1999, the Company incurred losses on the tornadoes which hit the mid-western states of the United States in January 1999. In addition to these claims and the

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

establishment of reserves for other events that occurred during the quarter but have not yet been reported, the Company strengthened prior year reserves. The Company recorded approximately $14 million of additional case reserves for large losses reported during the quarter. These losses arose from causes that could not have been reasonably anticipated when the Company established its incurred-but-not-reported loss reserves. Included in the additional case reserves was a loss of $6.5 million on a property stop loss contract. This contract had an incidental auto warranty coverage component which produced a full limit loss to the contract. Also included were losses of $4.5 million on auto property damage stop loss contracts. Given the Company's recent loss experience, the Company reviewed the assumptions used in setting incurred-but-not-reported loss reserves. These assumptions have been revised to reflect both new information and a more conservative reserving philosophy. As a result, the Company recorded an additional $20 million of incurred-but-not-reported loss reserves during the quarter ended March 31, 1999. These reserves relate to all lines of business written by the Company. Of the losses incurred for the quarter ended March 31, 1998, $7.0 million related to a claim on an aggregate stop loss protection of which the Company was notified during the quarter. In addition, the Company incurred losses in respect of: satellite failures; various risk and aggregate stop loss protection losses; losses relating to the Company's participation in Lloyd's; the Canadian winter freeze which occurred in January 1998; and Typhoon Paka which hit Guam.

Effective October 1, 1998, the Underwriting Services Agreement, under which CNA Bermuda had provided the Company with underwriting services, was terminated. On that date, all of the personnel assigned to the Company by CNA Bermuda became employees of the Company and the underwriting function formerly performed by CNA Bermuda was assumed by the Company directly. In connection with the termination of the Underwriting Services Agreement, the Company entered into an Underwriting Support Services Agreement with CNA Re Services Company and CNA Bermuda. With effect from October 1, 1998, LaSalle Re has agreed to pay an annual retainer of $0.3 million and an underwriting profit commission equal to 1.67% of the aggregate net underwriting profits of LaSalle Re, where certain conditions are met. For the 1997 fiscal year, LaSalle Re paid fees under the Underwriting Services Agreement at a rate of 1.5% of the gross written and collected premium per fiscal year; and an underwriting profit commission equal to 4.0% of the aggregate net underwriting profits of LaSalle Re, where certain conditions were met.

Underwriting expenses as a percentage of net earned premiums were 16.6% for the quarter ended March 31, 1999 compared to 14.8% for the quarter ended March 31, 1998. As a percentage of net earned premiums, fees accrued pursuant to the Underwriting Support Services Agreement decreased from 2.0% for the quarter ended March 31, 1998 to 1.4% for the quarter ended March 31, 1999. This decrease, however, has been offset by two factors. Following the transfer of the underwriters, the Company has included their compensation cost in underwriting expenses, which has increased the percentage of underwriting expenses to net premiums earned by 1.7%. Separately, the Company's level of brokerage fees and ceding commissions increased to 13.5% of net premiums earned for the quarter ended March 31, 1999 compared to 12.8% of net premiums earned for the quarter ended March 31, 1998. The increase was partly due to an increase in the level of amortized reinsurance, which reduces net premiums earned and the effect of increased earned premiums on the business underwritten by LaSalle Re Capital, whose expense ratio was approximately 20%.

Operational expenses were $2.4 million for the quarter ended March 31, 1999 compared to $3.5 million for the quarter ended March 31, 1998. As a percentage of net premiums earned, operational expenses were 6.3% during the quarter ended March 31, 1999 compared to 8.4% for the quarter ended March 31, 1998. The decrease in operational expenses of $1.1 million was principally due to a decrease in the level of executive compensation booked. During the quarter ended March 31, 1999, the Company had a credit of $0.6 million in respect of stock appreciation rights compared to an expense of $0.9 million during the quarter ended March 31, 1998. This reduction was offset by increased salary costs relating to the change in the Underwriting Services

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

Agreement, with the Company assuming responsibility for the salaries of the underwriting support staff and the chief operating officer for the quarter ended March 31, 1999.

Corporate expenses were $0.2 million for the quarter ended March 31, 1999 and related to the preparation and filing of a registration statement for an offering of preferred shares. The registration statement was subsequently withdrawn prior to becoming effective. The Company did not incur any corporate expenses during the quarter ended March 31, 1998. All corporate expenses are charged to income in the period they are incurred.

Interest expense was $0.4 million during the quarter ended March 31, 1999 compared with $0.4 million in the quarter ended March 31, 1998. Interest expense included financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract and other interest expenses related to the ongoing commitment fees payable on the Company's credit facility. As at March 31, 1999, there were no borrowings under this facility.

Foreign exchange losses in the quarter ended March 31, 1999 were $0.4 million compared to gains of $0.01 million in the quarter ended March 31, 1998. The Company experienced realized gains on transactions during the quarter and unrealized losses on balances existing at the quarter end. The realized gains related to the settlement of sterling liabilities and the unrealized losses were principally due to the strengthening of the United States dollar against the German mark and the Japanese yen. The negligible gains in the quarter ended March 31, 1998 were principally due to gains on the Company's sterling and Australian dollar positions, which were offset by losses on its German mark and New Zealand dollar positions.

The Company's losses per share were $0.76 for the quarter ended March 31, 1999 compared to earnings of $1.06 for the quarter ended March 31, 1998. Losses per share assuming dilution were $0.76 for the quarter ended March 31, 1999 compared to earnings of $0.97 for the quarter ended March 31, 1998.

Results of Operations - for the six months ended March 31, 1999 and 1998

Gross premiums written for the six months ended March 31, 1999 were $100.4 million compared to $104.3 million for the six months ended March 31, 1998, a decrease of 3.7%. The Company's property catastrophe book experienced a reduction in gross premiums written of $5.2 million for the six months ended March 31, 1999 compared to the six months ended March 31, 1998. Of this reduction, $2.3 million related to United States property catastrophe business and $2.9 million related to international property catastrophe business. This reduction was due to continuing competitive rates, which have led to lower priced premiums in comparison to those written in the six months ended March 31, 1998, and the non-renewal of contracts in certain cases where the Company considered business to be under-priced. Based on the Company's experience for January 1 1999 business, rates for business written in the six months ended March 31, 1999 were approximately 5-10% below rates written in the corresponding period of 1998 for both international business and for United States business. In addition, the Company experienced a change in the mix of international property catastrophe business assumed, with the Company reducing its line sizes on pro-rata contracts and increasing gross premiums written from direct business. The Company has continued to place an emphasis on accessing clients directly as pro-rata contracts have a less efficient cost structure.

For the six months ended March 31, 1999, gross premiums written in lines of business, other than property catastrophe, totaled $26.4 million or 26.3% of gross premiums written compared to $30.7 million or 29.4% of gross premiums written for the six months ended March 31, 1998. The decrease was primarily due to reduced gross premiums written by LaSalle Re Capital of $5.3 million, which was caused by a change in underlying writing patterns.

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

During the six months ended March 31, 1999, the Company experienced premium adjustments of $5.3 million compared to $1.1 million for the six months ended March 31, 1998. These increases are primarily due to the revision of premium estimates on pro-rata property catastrophe contracts following the receipt of updated information from cedents. In addition, the Company recorded an increase in the level of reinstatement premiums of $1.2 million due to increased loss activity.

Premiums ceded for the six months ended March 31, 1999 were $17.4 million compared to $11.0 million in the six months ended March 31, 1998. This increase related to an increase in the number of reinsurance protections purchased by LaSalle Re and LaSalle Re Capital.

As a result of the above, net premiums written for the six months ended March 31, 1999 were $83.0 million compared to $93.3 million for the six months ended March 31, 1998.

Net premiums earned for the six months ended March 31, 1999 were $73.2 million compared to $79.8 million for the same period in 1998. The 8.3% decrease was the result of reduced premiums earned on the Company's core property catastrophe business, which was partially offset by additional earnings on premium adjustments. Ceded premiums amortized were $5.2 million for the six months ended March 31, 1999 compared to $2.2 million for the six months ended March 31, 1998. The increase was due to increased reinsurance protections purchased by LaSalle Re Capital.

Net investment income decreased 1.2% to $16.8 million for the six months ended March 31, 1999 from $17.0 million for the six months ended March 31, 1998. Annualized investment income as a percentage of the average market value of invested assets was 5.8% for the six months ended March 31, 1999 compared to 6.1% for the six months ended March 31, 1998. The decrease in net investment income is attributable to a fall in the rates achieved on the investment portfolio.

Net realized gains on investments were $1.6 million during the six months ended March 31, 1999, compared to net realized gains of $2.0 million for the six months ended March 31, 1998. During the six months, the Company sold longer maturity bonds and reinvested the proceeds in shorter maturity bonds and money market instruments. This measure was designed to protect the total returns on the portfolio in an increasing yield environment. In this environment, the unrealized gain on the investment portfolio declined from $13.8 million at September 30, 1998 to $3.0 million at March 31, 1999. In accordance with generally accepted accounting principles, unrealized gains and losses on the Company's investment portfolio are not recognized in the Company's consolidated results of operations but are reflected as accumulated comprehensive income and shown as a separate component of shareholders' equity. It is anticipated that the measure taken to shorten interest rate sensitive assets will reduce the potential for significant capital gains while generating future income returns at money market rates or better. The gains in the six months ended March 31, 1998 resulted primarily from a credit spread enhancement exercise undertaken during the period. In addition, the Company realized small gains on the sale of bonds with Far East and Asian exposure.

The following table sets forth the Company's combined ratios for the six months ended March 31, 1999 and 1998:

                                    March 31, 1999              March 31, 1998
                                 -----------------------------------------------
Loss and loss expense ratio             110.4%                       35.9%
Expense ratio                            23.0%                       22.5%
Combined ratio                          133.4%                       58.4%

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

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

The Company incurred losses and loss expenses of $80.8 million during the six months ended March 31, 1999 compared with $28.6 million during the six months ended March 31, 1998. Of the losses incurred for the six months ended March 31, 1999, a significant portion related to the strengthening of prior year reserves. Approximately $15 million was incurred in respect of Hurricane Georges, which occurred in September 1998. In addition, the Company recorded approximately $14 million of additional case reserves for large reported losses. These losses arose from causes that could not have been reasonably anticipated when the Company established its incurred-but-not-reported loss reserves. Included in the additional case reserves was a loss of $6.5 million on a property stop loss contract. This contract had an incidental auto warranty coverage component which produced a full limit loss to the contract. Also included were losses of $4.5 million on auto property damage stop loss contracts. Given the Company's recent loss experience, the Company reviewed the assumptions used in setting incurred-but-not-reported loss reserves. These assumptions have been revised to reflect both new information and a more conservative reserving philosophy. As a result, the Company recorded an additional $20 million of incurred-but-not-reported loss reserves during the six months ended March 31, 1999. These reserves relate to all lines of business written by the Company. The Company incurred losses on the tornadoes which hit the mid-western states of the United States in January 1999 and has reserved for other events which occurred during the six months but have not yet been reported. These losses and loss reserves amounted to approximately $30.8 million. The main components of losses and loss expenses incurred during the six months ended March 31, 1998 related to; satellite failures; various risk and aggregate stop loss protection losses; the Canadian winter freeze which occurred in January 1998; and Typhoon Paka which hit Guam.

Effective on October 1, 1998, the Underwriting Services Agreement, under which CNA Bermuda had provided the Company with underwriting services, was terminated. On that date, all of the personnel assigned to the Company by CNA Bermuda became employees of the Company and the underwriting function formerly performed by CNA Bermuda was assumed by the Company directly. In connection with the termination of the Underwriting Services Agreement, the Company entered into an Underwriting Support Services Agreement with CNA Re Services Company and CNA Bermuda. With effect from October 1, 1998, LaSalle Re has agreed to pay an annual retainer of $0.3 million and an underwriting profit commission equal to 1.67% of the aggregate net underwriting profits of LaSalle Re, where certain conditions are met. For the 1997 fiscal year, LaSalle Re paid fees under the Underwriting Services Agreement at a rate of 1.5% of the gross written and collected premium per fiscal year and an underwriting profit commission equal to 4.0% of the aggregate net underwriting profits of LaSalle Re, where certain conditions were met.

Underwriting expenses include brokerage, commissions, excise taxes and other costs related to underwriting reinsurance contracts. Underwriting expenses as a percentage of net earned premiums were 16.4% for the six months ended March 31, 1999 compared to 15.5% for the six months ended March 31, 1998. As a percentage of net earned premiums, fees accrued pursuant to the Underwriting Support Services Agreement decreased from 3.1% for the six months ended March 31, 1998 to 1.5% for the six months ended March 31, 1999. This decrease, however, has been offset by two factors. Following the transfer of the underwriters, the Company has included their compensation cost in underwriting expenses, which has increased the percentage of underwriting expenses to net premiums earned by 1.3%. Separately, the Company's level of brokerage fees and ceding commissions increased from 12.4% for the six months ended March 31, 1998 to 13.6% for the six months ended March 31, 1999. The increase was partly due to an increase in the level of amortized reinsurance, which reduces net premiums earned, the effect of increased earned premiums on the business underwritten by LaSalle Re Capital, whose expense ratio was approximately 20%, and an increase in the average cost of property catastrophe proportional business.

Operational expenses were $4.8 million for the six months ended March 31, 1999, compared to $5.6 million for the six months ended March 31, 1998. As a percentage of net premiums earned,

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

operational expenses were 6.6% during the six months ended March 31, 1999 and 7.0% for the six months ended March 31, 1998. The decrease in operational expenses of $0.8 million was principally due to a decrease in the level of executive compensation booked. During the six months ended March 31, 1999, the Company recorded a credit of $1.5 million in respect of stock appreciation rights compared to a charge of $0.9 million during the six months ended March 31, 1998. This reduction was offset by increased salary costs of approximately $1.0 million relating to the change in the Underwriting Services Agreement, with the Company assuming responsibility for the salaries of the underwriting support staff and the chief operating officer for the six months ended March 31, 1999. In addition, during the six months ended March 31, 1999, the Company incurred additional charges of $0.5 million relating to LaSalle Re Capital and costs associated with the hiring of new employees.

Corporate expenses were $0.3 million for the six months ended March 31, 1999 and related to the preparation and filing of a registration statement for an offering of preferred shares. The registration statement was subsequently withdrawn prior to becoming effective. The Company did not incur any corporate expenses during the six months ended March 31, 1998. All corporate expenses are charged to income in the period they are incurred.

Interest expense was $0.9 million during the six months ended March 31, 1999 compared with $1.0 million during the six months ended March 31, 1998. Interest expense included financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract and other interest expenses related to the ongoing commitment fees payable on the Company's credit facility. As at March 31, 1999, there were no borrowings under this facility.

Foreign exchange gains in the six months ended March 31, 1999 and March 31, 1998 were $0.4 million. The exchange gains for the six months ended March 31, 1999 were due to realized foreign exchange gains made on transactions processed during the period. The realized gains related primarily to the settlement of sterling liabilities and the receipt of Japanese yen receivable balances in a period which saw a strengthening of the United States dollar against these currencies. In 1998, the gains were principally due to an increase in the value of the United States dollar against sterling.

The Company's losses per share were $0.51 for the six months ended March 31, 1999 compared to earnings of $2.53 for the six months ended March 31, 1998. Losses per share assuming dilution were $0.51 for the six months ended March 31, 1999 compared to earnings of $2.31 for the six months ended March 31, 1998.

Liquidity and Capital Resources

As a holding company, the Company's assets consist primarily of all of the outstanding voting stock of LaSalle Re. The Company's cash flows depend primarily on dividends and other permitted payments from LaSalle Re and its subsidiaries.

LaSalle Re's sources of funds consist of net premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, brokerage, commissions, excise taxes, administrative expenses and dividends. Under the Insurance Act, 1978, amendments thereto and related regulations of Bermuda (the "Insurance Act"), LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files an affidavit stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the approval of the Bermuda Minister of Finance if it failed to meet its required margins in the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends which would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

from reducing its total opening statutory capital by more than 15% without the approval of the Minister of Finance. LaSalle Re currently meets these requirements. In addition, the payment of dividends by LaSalle Re is subject to the rights of holders of the Exchangeable Non-Voting Shares to receive a pro rata share of any dividend and to LaSalle Re's need to maintain shareholders' equity adequate to support the level of its reinsurance operations.

Operating activities provided net cash of $8.1 million for the six months ended March 31, 1999 and $61.1 million for the six months ended March 31, 1998. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and investments. As of March 31, 1999, 74% of its total assets were held in cash and investments, which totaled $575.7 million. Cash and cash equivalents were $159.1 million as at March 31, 1999 compared to $85.3 million at September 30, 1998. The increase is a result of the Company's current investment strategy of selling longer maturity bonds and reinvesting the proceeds in shorter maturity bonds and money market instruments, a move designed to protect the total returns on the portfolio in an increasing yield environment. This has reduced the modified average duration of the portfolio from 3.1 years at September 30, 1998 to 2.89 years at March 31, 1999.

The Company has adopted the Statement of Financial Accounting Standard No. 115 ("SFAS 115") to account for its marketable securities with all of the Company's investments classified as "available for sale". Under this classification, investments are recorded at fair market value and any unrealized gains or losses are reported as a separate component of shareholders' equity. In accordance with SFAS No. 130 "Reporting of Comprehensive Income", the unrealized gains or losses on these investments are disclosed as part of other comprehensive income in the income statement. The unrealized gain on the investment portfolio net of amounts attributable to minority interest was $3.0 million at March 31, 1999 compared to $13.8 million at September 30, 1998.

As of March 31, 1999, 81.2% of the securities held in the Company's investment portfolio were fixed-income securities rated "AA" or better and 97.0% were fixed-income securities rated "A" or better by Standard & Poor's Rating Service or Moody's Investors Service, Inc. No single investment comprised more than 5% of the overall portfolio. As at March 31, 1999, issuers from the Far East and Asia represented 4.8% of the investment portfolio. These bonds had an aggregate unrealized loss of $0.3 million and were all rated AAA.

Accrued investment income was $8.8 million at March 31, 1999 compared to $11.1 million at September 30, 1998. The decrease of $2.3 million was due to a reduction in the portfolio percentage of coupon bearing assets which were decreased as part of the investment strategy to sell longer-dated bonds and re-invest the proceeds into shorter-dated, non-coupon bearing money market instruments.

Reinsurance balances receivable were $116.5 million at March 31, 1999 compared to $86.8 million at September 30, 1998. This increase was reflective of the seasonality of premiums written, with the Company traditionally writing its highest level of premiums in the quarter ended March 31 compared to other calendar quarters. In addition, included within reinsurance balances receivable at March 31, 1999 was $35.7 million that related to the business written by LaSalle Re Capital, compared to $28.1 million as at September 30, 1998. Given the three-year accounting methodology utilized by Lloyd's, the majority of these balances will not be received until the year

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------


2000. The seasonality of premiums written also explained the increases in unearned premiums and deferred acquisition costs from $83.1 million and $13.4 million, respectively, at September 30, 1998 to $105.2 million and $16.4 million, respectively, at March 31, 1999.

Prepaid reinsurance premiums increased from $7.6 million as at September 30, 1998 to $19.8 million as at March 31, 1999. The increase was due to the reinsurance coverage placed by the Company and LaSalle Re Capital during the quarter.

Other assets increased from $31.7 million as at September 30, 1998 to $37.6 million as at March 31, 1999. This was primarily due to the deposit portion of the ceded reinsurance contract, together with the movement on the associated profit commission.

At March 31, 1999, reserves for unpaid losses and loss expenses were $119.7 million compared to $97.9 million at September 30, 1998. During the quarter ended March 31, 1999, the Company increased its reserves for unpaid losses and loss expenses, following a revision of the assumptions used in setting incurred-but-not-reported loss reserves. In addition, included in the reserve for unpaid losses and loss expenses at March 31, 1999 is an amount of $14.1 million compared to $6.7 million at September 30, 1998 in respect of the business underwritten by LaSalle Re Capital. Given the three-year accounting methodology, these losses will not be settled until after the year 2000. The Company has no material commitments for capital expenditures.

Other liabilities increased from $29.2 million as at September 30, 1998 to $48.5 million as at March 31, 1999. The increase of $19.3 million was primarily due to liabilities established for the multi-year excess of loss reinsurance program and the reinsurance protections purchased by LaSalle Re Capital.

In accordance with the terms of certain reinsurance contracts, the Company posted letters of credit in the aggregate amount of $21.3 million as of March 31, 1999 compared to $8.9 million as of September 30, 1998 to support outstanding loss reserves. In connection with LaSalle Re Capital's support of three Lloyd's syndicates, with effect from January 1, 1997 the Company posted letters of credit in the aggregate amount of $15.8 million (equivalent to (Pounds)9.8 million). In addition, in connection with a swap agreement, the Company has posted a letter of credit of $3.0 million. All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of the outstanding letters of credit.

On March 1, 1999, the Company paid a dividend of $0.5469 per share to holders of record of Series A preferred shares on January 28, 1999. As of March 31, 1999, dividends due but not yet declared on the Series A preferred shares amounted to $0.5 million. On March 19, 1999, the Company declared a common share dividend of $0.375 per share to shareholders of record on April 3, 1999, payable on April 17, 1999. The actual amount and timing of any future common share dividends is at the discretion of the Board. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. On April 21, 1999, the Company announced its intention to drop its formula driven dividend policy which paid out 50 - 60% of prior years net income. The Company will instead move to a regular quarterly dividend declared by the Board. There can be no assurance that the Company will declare or pay any dividends in future periods.

The Company has in place a $100 million committed line of credit from a syndicate of banks. The proceeds from the credit facility may only be used to buy preferred shares of LaSalle Re that, in turn, may use the proceeds of such purchase to meet current cash requirements. The facility matures December 1, 2000, and is secured by a pledge ("legal mortgage") of all the capital stock of LaSalle Re held by the Company, including any preferred shares that may be issued by LaSalle Re to the Company. The line of credit contains various covenants, including limitations

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

on incurring additional indebtedness; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $300 million or 70% of net premiums written; maintenance of statutory capital of LaSalle Re of at least $400 million at the end of calendar year 1999 and thereafter; and maintenance of a ratio of net premiums written to statutory capital at the end of any fiscal quarter for the four fiscal quarters then ended of no more than 1.00 to 1.00 in each case. The Company may pay dividends and make other restricted payments so long as, after giving effect to such restricted payments, no event of default has occurred. Dividends and restricted payments are limited to 50% of consolidated net income for its immediately preceding fiscal year less amounts paid on the Series A preferred shares. In order for the Company to pay dividends in excess of 50% of consolidated net income, the Company would have to renegotiate certain terms of its credit facility. As of March 31, 1999, the credit facility had not been utilized.

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

The AICPA issued Statement of Position, 98-7 "Deposit Accounting" which is effective for financial statements with fiscal years ending after June 15, 1999. Currently, the Company is investigating the potential impact this standard will have on the accounting treatment for the Company's multi year excess of loss reinsurance program. The first loss is substantially funded and therefore has been accounted for as a financing arrangement and recorded as a deposit in the balance sheet.

Year 2000 Issue

The Company has given priority to making its computer systems ready to process dates in and after the year 2000 ("Year 2000 ready"). The Company does not believe that it faces any material Year 2000 issues with respect to its non-information technology systems.

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

During the quarter ended March 31, 1999, the Company completed its testing of the Year 2000 version of the Senator underwriting management system and found it to be Year 2000 ready. In addition, the Company upgraded the RSG reinsurance system to the Year 2000 version, completed its testing to ensure Year 2000 readiness and made corrections of a remedial nature to other software and hardware components and infrastructure. The Company is still currently reviewing enterprise-wide spreadsheet and database files for potential Year 2000 problems and making corrections where applicable. It is anticipated that this process will be completed by May 15, 1999. The Company has budgeted $0.3 million for the overall Year 2000 effort and has expensed $0.1 million to date. Given the current level of estimated and actual costs, it is not anticipated that the costs of achieving Year 2000 readiness will have a material impact on the Company's future results.

The Company is working to obtain assurances that its external brokers and suppliers will be Year 2000 ready. The Company has distributed a Year 2000 questionnaire to its suppliers and brokers. As of March 31, 1999, over 90% of suppliers and brokers, including the Company's major suppliers and brokers, had provided adequate response to this questionnaire. The Company is following up with suppliers and brokers who have not given adequate responses and intends in September 1999 to make a decision as to whether or not to continue the business relationship with those brokers and suppliers who have not responded to the Year 2000 readiness questionnaire.

The Company also assesses the effect of the Year 2000 issue on the business it underwrites, considering the exposure to Year 2000 related losses on a contract by contract basis at the time of underwriting.

The Company's most reasonably likely worst case scenario would be the failure of the Company's computerized reinsurance systems to process transactions. As a contingency plan, the Company intends, prior to January 1, 2000, to extract a hard copy from its computerized reinsurance systems of all information required to initiate a manual system for processing transactions in the event of a system failure. The Company believes that it would have the necessary resources to function on a manual basis, if so required.

Quantitative and Qualitative Disclosure about Market Risk


The Company made disclosure relating to its market risks in the Form 10-K for the year ended September 30, 1998. Given the Company's current investment strategy, the maturity pattern of the portfolio has changed since September 30, 1998. The Company has increased its cash and cash equivalents from $85.3 million, (par value $55.5 million) to $159.1 million, (par value $119.3 million) with a weighted average interest rate of 4.9% rather than 5.8%. In addition, the Company has decreased its holdings of fixed maturity instruments that mature in 2007 and 2008 from a par value of $14.5 and $63.0 million, respectively at September 30, to $0.0 and $18.0 million at March 31, 1999, respectively.

                          LaSalle Re Holdings Limited
                          PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

           None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The Annual General Meeting of Shareholders was held on February 24, 1999.

           The following directors were elected:

                               Term Expiring   Votes in favor   Votes Withheld

           William J. Adamson       2002         13,798,471         41,433
           Paul J. Zepf             2002         13,799,441         40,463
           Ivan P. Berk             2002         13,792,999         46,905

           The terms of office of the following directors continued after the date of the Annual General Meeting: Until 2000 - Tim I. Madden, Peter Rackley, Victor H. Blake, and Lester Pollack. Until 2001 - Clement S. Dwyer and Donald P. Koziol.

           The appointment of KPMG Peat Marwick as independent public accountants for the Company for the fiscal year ending September 30, 1999 was approved. The holders of 13,823,694 shares voted in favor, 8,395 shares voted against and 7,815 shares abstained.

ITEM 5.    OTHER INFORMATION.

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits - The following exhibits are filed as part of this report on Form 10-Q:

            3.1  Memorandum of Association (Incorporated by reference to Exhibit
                 3.1 to Registration Statement on Form S-1 (File No. 33-97304)).
            3.2 Bye-Laws (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-12823)).
           10.1 Waiver, dated as of April 1, 1999, among the Company, several banks and Chase Manhattan Bank as administrative agent, to Credit Agreement dated as of December 1, 1995 among the Company, several banks and Chemical Bank, as administrative agent.
           10.2 CNA Quota Share Arrangement between LaSalle Re Limited and Continental Casualty Company, dated April 1, 1999.

           10.3  Third Amendment to LaSalle Re Holdings Limited
                 Employee Stock Purchase Plan, dated February 26,
                 1999.
           27    Financial Data Schedule.

       (b) Reports on Form 8-K
           In a Current Report filed on Form 8-K dated March 31, 1999, the Company reported under Item 5 (Other Events) the issuance of a press release disclosing that it anticipated a reserve strengthening charge of $35.0 million for the quarter ending March 31, 1999.

                          LaSalle Re Holdings Limited
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 6, 1999    LASALLE RE HOLDINGS LIMITED
                     /s/ Victor H. Blake
                     -------------------
                     Name:  Victor H. Blake
                     Title: Chairman, President & Chief Executive Officer



Date: May 6, 1999    /s/ Guy D. Hengesbaugh
                     ----------------------
                     Name:  Guy D. Hengesbaugh
                     Title: Chief Operating Officer & Executive Vice President
                            (Principal Financial Officer)