Form 10-Q
period 1999-06-30
LASALLE RE HOLDINGS LTD
filed 1999-08-09
CIK 1001384

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

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


The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of August 5, 1999 was 15,538,554.


--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1.  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets
         June 30, 1999 and September 30,1998...............................   3

         Consolidated Statements of Operations and Comprehensive Income
         Three Months and Nine Months ended June 30, 1999 and 1998.........   4

         Consolidated Statements of Changes in Shareholders' Equity
         Three Months and Nine Months ended June 30, 1999 and 1998.........   5

         Consolidated Statements of Cash Flows
         Nine Months ended June 30, 1999 and 1998..........................   6

         Notes to Unaudited Consolidated Financial Statements..............   7

ITEM 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition.....................  10



                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................  23

ITEM 2.  Changes in Securities and Use of Proceeds.........................  23

ITEM 3.  Defaults upon Senior Securities...................................  23

ITEM 4.  Submission of Matters to a Vote of Security Holders...............  23

ITEM 5.  Other information.................................................  23

ITEM 6.  Exhibits and Reports on Form 8-K..................................  23

Signatures.................................................................  24


--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

                          Consolidated Balance Sheets
(Expressed in thousands of United States Dollars, except share and per share data)
                                   Unaudited

--------------------------------------------------------------------------------
                                                             June 30, 1999    September 30, 1998

Assets

Cash and cash equivalents                                         $153,986              $ 85,281
Investments held as available for sale at fair value               402,349               521,476
(amortized cost $408,334 : $503,531)
Accrued investment income                                           11,168                11,056
Reinsurance balances receivable                                    110,229                86,779
Deferred acquisition costs                                          13,843                13,444
Prepaid reinsurance premiums                                        22,849                 7,584
Outstanding losses recoverable from reinsurers                       2,135                     0
Other assets                                                        41,704                31,670
                                                              ------------          ------------
Total assets                                                      $758,263              $757,290
                                                              ============          ============


Liabilities

Reserve for losses and loss expenses                              $132,552              $ 97,942
Unearned premium reserve                                            87,366                83,119
Other liabilities                                                   50,411                29,241
Dividend payable                                                     5,821                11,366
                                                              ------------          ------------
Total liabilities                                                  276,150               221,668
                                                              ------------          ------------

Minority interest                                                   95,309               105,569
                                                              ------------          ------------

Shareholders' equity

Share capital authorised in the aggregate 100,000,000
  shares, par value $1
Preferred shares
  (issued & outstanding, 3,000,000 Series A
   preferred shares par value $1,
   liquidation preference $25 per share)                             3,000                 3,000
Common shares
  (issued & outstanding, 15,593,554 : 15,178,791 par value $1)      15,594                15,179
Additional paid in capital                                         294,766               295,578
Accumulated other comprehensive income
  Unrealized (loss) gain on investments                             (4,585)               13,838
Deferred compensation                                                 (659)                    0
Retained earnings                                                   78,688               102,458
                                                              ------------          ------------
Total shareholders' equity                                         386,804               430,053
                                                              ------------          ------------
Total liabilities, minority interest and
shareholders' equity                                              $758,263              $757,290
                                                              ============          ============

See accompanying notes to unaudited consolidated financial statements

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

        Consolidated Statements of Operations and Comprehensive Income
               (Expressed in thousands of United States Dollars,
                       except share and per share data)
                                   Unaudited
--------------------------------------------------------------------------------

                                                Three Months Ended                   Nine Months Ended
                                          June 30, 1999     June 30, 1998     June 30, 1999     June 30, 1998
Revenues

Gross premiums written                        $20,802           $26,769          $121,244          $131,024
Premiums ceded                                 (9,561)            1,991           (27,009)           (8,975)
                                          ------------      ------------      ------------      ------------
Net premiums written                           11,241            28,760            94,235           122,049
Change in unearned premiums                    20,827            13,293            11,018              (171)
                                          ------------      ------------      ------------      ------------
Net premiums earned                            32,068            42,053           105,253           121,878

Net investment income                           8,539             8,732            25,317            25,767
Net realized gains on investments                 152               515             1,742             2,532
Other income                                        0                 0                 0                63
                                          ------------      ------------      ------------      ------------
Total revenues                                 40,759            51,300           132,312           150,240
                                          ------------      ------------      ------------      ------------

Expenses

Losses and loss expenses incurred
   (net of recoveries of $4,120, $0,
    $4,120, $0)                                24,789            23,607           105,579            52,243
Underwriting expenses                           6,149             6,815            18,118            19,189
Operational expenses                            3,740             2,120             8,583             7,724
Corporate expenses                                 44               139               351               139
Interest expense                                  439               392             1,343             1,394
Exchange loss (gain)                              140                54              (252)             (324)
                                          ------------      ------------      ------------      ------------
Total expenses                                 35,301            33,127           133,722            80,365
                                          ------------      ------------      ------------      ------------

Income (loss) before minority interest          5,458            18,173            (1,410)           69,875
Minority interest                                 893             3,480            (1,480)           13,671
                                          ------------      ------------      ------------      ------------
Net income                                      4,565            14,693                70            56,204

Other comprehensive income

Unrealized (losses) gains on securities        (7,218)            1,274           (14,063)            2,160
Less: reclassification adjustments
      for (losses) included in net income        (406)             (342)           (4,360)             (727)
                                          ------------      ------------      ------------      ------------
Total other comprehensive (loss) income        (7,624)              932           (18,423)            1,433
                                          ------------      ------------      ------------      ------------
Comprehensive (loss) income                   ($3,059)          $15,625          ($18,353)          $57,637
                                          ============      ============      ============      ============

Earnings (losses) per common share              $0.19             $0.86            ($0.32)            $3.39
                                          ============      ============      ============      ============
Earnings (losses) per common share
 - assuming dilution                            $0.19             $0.78            ($0.32)            $3.09
                                          ============      ============      ============      ============

See accompanying notes to unaudited consolidated financial statements

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

          Consolidated Statements of Changes in Shareholders' Equity (Expressed in thousands of United States Dollars, except share and per share data)
                                   Unaudited

--------------------------------------------------------------------------------

                                              Three Months Ended             Nine Months Ended
                                         June 30, 1999  June 30, 1998   June 30, 1999  June 30, 1998
Preferred shares par value $1
Balance at beginning and end of period       $3,000          $3,000         $3,000         $3,000
                                           ========        ========       ========       ========
Common shares par value $1
Balance at beginning of period              $15,783         $15,165        $15,179        $15,074
Exercise of share options                         0               0              6             81
Issue of shares                                  63              11            726             21
Share repurchase                               (252)              0           (317)             0
                                           --------        --------       --------       --------
Balance at end of period                    $15,594         $15,176        $15,594        $15,176
                                           ========        ========       ========       ========

Additional paid in capital
Balance at beginning of period             $297,249        $300,345       $295,578       $299,964
Issue of shares                               1,480             380          1,712            761
Compensation awards                            (329)              0            (20)             0
Share repurchase                                  0               0         (1,015)             0
Change in minority interest                  (3,634)              0         (1,489)             0
                                           --------        --------       --------       --------
Balance at end of period                   $294,766        $300,725       $294,766       $300,725
                                           ========        ========       ========       ========

Accumulated other comprehensive income
Balance at beginning of period               $3,039          $2,536        $13,838         $2,035
Unrealized (loss) profit in period           (7,575)            932        (18,507)         1,433
Change in minority interest                     (49)              0             84              0
                                           --------        --------       --------       --------
Balance at end of period                    $(4,585)         $3,468        $(4,585)        $3,468
                                           ========        ========       ========       ========

Deferred compensation
Issue of shares                             $(1,091)             $0        $(1,091)            $0
Amortization                                    432               0            432              0
                                           --------        --------       --------       --------
Balance at end of period                      $(659)             $0          $(659)            $0
                                           ========        ========       ========       ========

Retained earnings
Balance at beginning of period              $82,939        $120,601       $102,332       $105,153
Net Income                                    4,565          14,693             70         56,204
Common share dividends                       (5,821)        (11,370)       (17,648)       (34,070)
Preferred share dividends                    (1,641)         (1,641)        (4,923)        (4,923)
Exercise of share options                         0               0           (509)           (81)
Share repurchase                                 (2)              0           (274)             0
Change in minority interest                  (1,352)              0           (360)             0
                                           --------        --------       --------       --------
Balance at end of period                    $78,688        $122,283        $78,688       $122,283
                                           ========        ========       ========       ========


Total shareholders' equity                 $386,804        $444,652       $386,804       $444,652
                                           ========        ========       ========       ========

See accompanying notes to unaudited consolidated financial statements

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Cash Flows
               (Expressed in thousands of United States Dollars)
                                   Unaudited

--------------------------------------------------------------------------------

                                                                Nine Months Ended
                                                         June 30, 1999      June 30, 1998
Cash flows from operating activities

Net income                                                         $70            $56,204

Adjustments to reconcile net income to
cash provided by operating activities:
   Minority interest in net income                              (1,480)            13,671
   Amortization of investment premium                              425                701
   Net gain on sale of investments                              (1,742)            (2,532)
   Unrealized loss (gain) on foreign exchange                      226               (648)
Changes in:
   Accrued investment income                                      (119)                27
   Reinsurance balances receivable                             (24,207)           (22,434)
   Deferred acquisition costs                                     (399)            (2,810)
   Prepaid reinsurance premiums                                (15,265)            (5,126)
   Outstanding losses recoverable from reinsurers               (2,135)                 0
   Other assets                                                (10,128)           (10,226)
   Reserve for losses and loss expenses                         35,243             19,198
   Unearned premium reserve                                      4,247              5,297
   Other liabilities                                            22,769             16,955
                                                              --------           --------
Cash provided by operating activities                            7,505             68,277
                                                              --------           --------

Cash flows from investing activities

Purchase of investments                                       (178,124)          (319,564)
Proceeds on the sale of investments                            274,637            293,119
Proceeds on the maturity of investments                              0             35,000
                                                              --------           --------
Cash provided by investing activities                           96,513              8,555
                                                              --------           --------

Cash flows from financing activities

Issue of shares                                                  1,551                783
Dividends paid                                                 (34,856)           (47,230)
Share repurchases                                               (1,346)                 0
Option exercises                                                  (662)                 0
                                                              --------           --------
Cash applied to financing activities                           (35,313)           (46,447)
                                                              --------           --------

Net increase in cash and cash equivalents                       68,705             30,385

Cash and cash equivalents at beginning of period                85,281             54,761
                                                              --------           --------

Cash and cash equivalents at end of period                    $153,986            $85,146
                                                              ========           ========

See accompanying notes to unaudited consolidated financial statements

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

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
 (Expressed in thousands of United States Dollars, except share and per share data)

--------------------------------------------------------------------------------

2. Earnings per Share

Earnings per share have been calculated in accordance with SFAS No. 128:

                                                      Three Months Ended               Nine Months Ended
                                                           June 30,                        June 30,
                                                     1999            1998            1999            1998
Net income                                     $       4,565   $      14,693   $          70   $      56,204
Add back: minority interest                              893           3,480          (1,480)         13,671
Less: Series A preferred share
   dividends                                          (1,641)         (1,641)         (4,923)         (4,923)
                                                ------------    ------------    ------------    ------------

Income (loss) available to common
   shareholders                                $       3,817   $      16,532   $      (6,333)  $      64,952
                                                ------------    ------------    ------------    ------------

Weighted average number of shares
   outstanding:
Common shares                                     15,401,821      15,167,816      15,554,141      15,138,550
Exchangeable non-voting shares                     4,694,636       4,018,146       4,546,099       4,018,146
                                                ------------    ------------    ------------    ------------
Weighted average number of shares
     outstanding:                                 20,096,457      19,185,962      20,100,240      19,156,696
                                                ============    ============    ============    ============

Earnings (losses) per share                    $        0.19   $        0.86   $       (0.32)  $        3.39
                                                ============    ============    ============    ============

Income (loss) available to common
   shareholders                                $       3,817   $      16,532   $      (6,333)  $      64,952
                                                ------------    ------------    ------------    ------------
Weighted average number of common
   shares outstanding:                            20,096,457      19,185,962      20,100,240      19,156,696
Plus: incremental shares from assumed
   exercise of options                               335,719       1,772,511      Note 1           1,739,551
   exercise of stock appreciation rights              53,799          88,064      Note 1              83,623
Plus: contingently issuable shares                    47,480          38,455      Note 1              13,983
                                                ------------    ------------    ------------    ------------
Adjusted weighted average number of
   common shares outstanding                      20,533,455      21,084,992      20,100,240      20,993,853
                                                ============    ============    ============    ============

Earnings (losses) per share assuming dilution  $        0.19   $        0.78   $       (0.32)  $        3.09
                                                ============    ============    ============    ============

Note 1
The incremental shares from assumed exercises of options, SARs and the contingently issuable shares have not been included in the above computation as they have an antidilutive effect on (losses) earnings per share.

As of June 30, 1999, the Company had 1,029,514 options outstanding and had granted 340,872 stock appreciation rights. As of June 30, 1998, the Company had 2,416,457 options outstanding and had granted 340,872 stock appreciation rights.

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

             Notes to Unaudited Consolidated Financial Statements
 (Expressed in thousands of United States Dollars, except share and per share data)

--------------------------------------------------------------------------------

3. Reinsurance

The effect of reinsurance on premiums written and earned is as follows:

                       Three Months        Three Months           Nine Months           Nine Months
                          Ended                Ended                 Ended                 Ended
                      June 30, 1999        June 30, 1998         June 30, 1999         June 30, 1998

                    Written    Earned     Written    Earned    Written    Earned     Written    Earned
Assumed             $20,802    $38,600    $26,769   $43,505   $121,244   $116,997   $131,024   $124,364

Ceded                (9,561)    (6,532)     1,991    (1,452)   (27,009)   (11,744)    (8,975)    (2,486)
                    -------    -------    -------   -------   --------   --------   --------   --------

Net Premiums        $11,241    $32,068    $28,760   $42,053   $ 94,235   $105,253   $122,049   $121,878
                    =======    =======    =======   =======   ========   ========   ========   ========

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

The following is a discussion and analysis of the Company's results of operations for the three months and nine months ended June 30, 1999 and 1998 and financial condition as of June 30, 1999. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

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

Results of Operations - for the three months ended June 30, 1999 and 1998

Gross premiums written for the quarter ended June 30, 1999 were $20.8 million compared to $26.8 million for the quarter ended June 30, 1998, a decrease of 22.4%. The Company's property catastrophe book experienced a reduction in gross premiums written of $8.5 million for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. Of this reduction, $6.9 million resulted from the Company's reduction of its line sizes on two international quota share contracts. The reduction in gross premiums written on the property catastrophe book was partly offset by a fronting arrangement that produced $2.6 million of gross premiums written. This fronting arrangement was provided for three companies: two of these companies have claims paying ratings from Standard & Poor's Ratings Services of "A-"; the other company is rated "A" by A.M. Best Company. Other lines of business remained relatively consistent, with gross premiums written for the quarter ended June 30, 1999 at $10.9 million compared to $11.0 million for the quarter ended June 30, 1998.

Premiums ceded for the quarter ended June 30, 1999 were $9.6 million compared to $(2.0) million for the quarter ended June 30, 1998. Of the $11.6 million increase, $6.7 million was ceded to a property catastrophe quota share arrangement with CNA Re and $2.5 million related to the fronting arrangement. In addition, given the current pricing environment, the Company has continued to purchase various reinsurance protections.

As a result of the above, net premiums written for the quarter ended June 30, 1999 were $11.2 million compared to $28.8 million for the quarter ended June 30, 1998.

Net premiums earned for the quarter ended June 30, 1999 were $32.1 million compared to $42.1 million for the same quarter in 1998. The decline in premiums earned of $10.0

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

million was primarily due to the increase in ceded premium. Ceded premiums amortized were $6.5 million for the quarter ended June 30, 1999 compared to $1.5 million for the quarter ended June 30, 1998.

Net investment income was $8.5 million for the quarter ended June 30, 1999 compared to $8.7 million for the quarter ended June 30, 1998. Annualized investment income as a percentage of the average market value of invested assets was 5.8% for the quarter ended June 30, 1999 compared to 6.2% for the quarter ended June 30, 1998. The fall in the investment income generated from the investment portfolio of $0.6 million was attributable to a fall in market yields. This was partly offset by income generated on an equity account maintained in accordance with the terms of the Company's multi-year excess of loss reinsurance program and investment income from LaSalle Re Capital.

Net realized gains on investments were $0.1 million during the quarter ended June 30, 1999 compared to $0.5 million during the quarter ended June 30, 1998.

The following table sets forth the Company's combined ratios for the quarters ended June 30, 1999 and 1998:

                                 June 30, 1999      June 30, 1998
                              --------------------------------------
Loss and loss expense ratio          77.3%               56.1%
Expense ratio                        30.8%               21.2%
Combined ratio                      108.1%               77.3%

Losses and loss expenses incurred represent losses paid and reserves established in respect of specific losses and loss expenses reported by cedents and expected loss development and additions to incurred-but-not-reported loss reserves.

The Company incurred losses and loss expenses, net of recoveries, of $24.8 million during the quarter ended June 30, 1999 compared with $23.6 million during the quarter ended June 30, 1998. Of the losses incurred during the quarter ended June 30, 1999, $6.0 million related to the Australian hailstorm and $6.0 million, net of recoveries, related to the Oklahoma tornadoes. The remaining $12.8 million related to smaller losses and the establishment of reserves for other events that occurred during the quarter but have not yet been reported. Losses and loss expenses in the quarter ended June 30, 1998 related to claims from adverse weather conditions that affected the United States, United Kingdom and parts of Europe and an increase in loss reserves with respect to the other lines of business being written by the Company.

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

Underwriting expenses as a percentage of net premiums earned were 19.2% for the quarter ended June 30, 1999 compared to 16.2% for the quarter ended June 30, 1998. The increase in the ratio of 3.0% was primarily due to the increased amount of amortized ceded reinsurance that reduced net premiums earned. For the quarter ended June 30, 1999 underwriting expenses as a percentage of gross premiums earned were 15.9% for the quarter ended June 30, 1999 compared to 15.7% for the quarter ended June 30, 1998.

As a percentage of gross earned premiums, fees accrued pursuant to the Underwriting Support Services Agreement decreased from 2.6% for the quarter ended June 30, 1998 to 0.9% for the quarter ended June 30, 1999. This decrease was offset by the inclusion of the underwriters' compensation cost in underwriting expenses following their transfer to the Company. This has increased the percentage of underwriting expenses to gross premiums earned by 1.8%. The Company's level of brokerage fees and ceding commissions have remained relatively consistent at 13.2% of gross premiums earned compared to 13.1% of gross premiums earned for the corresponding quarter in 1998.

Operational expenses were $3.7 million for the quarter ended June 30, 1999 compared to $2.1 million for the quarter ended June 30, 1998. As a percentage of net premiums earned, operational expenses were 11.7% during the quarter ended June 30, 1999 compared to 5.0% for the quarter ended June 30, 1998. The increase in operational expenses of $1.6 million was principally due to an increase in the level of executive compensation booked. During the quarter ended June 30, 1999, the Company recorded an expense of $0.6 million in respect of stock appreciation rights and severance costs compared to a credit of $0.4 million during the quarter ended June 30, 1998. The remaining increase in operational expenses is due to increased legal fees and an increase in the costs associated with LaSalle Re Capital.

Interest expense remained relatively constant at $0.4 million during the quarter ended June 30, 1999 and June 30, 1998. Interest expense included financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract and other interest expenses related to the ongoing commitment fees payable on the Company's credit facility. As at June 30, 1999, there were no borrowings under this facility.

The Company's earnings per share were $0.19 for the quarter ended June 30, 1999 compared to $0.86 for the quarter ended June 30, 1998. Earnings per share assuming dilution were $0.19 for the quarter ended June 30, 1999 compared to $0.78 for the quarter ended June 30, 1998.

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

Results of Operations - for the nine months ended June 30, 1999 and 1998

Gross premiums written for the nine months ended June 30, 1999 were $121.2 million compared to $131.0 million for the nine months ended June 30, 1998, a decrease of 7.5%. The Company's property catastrophe book experienced a reduction in gross premiums written of $13.7 million for the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998. Of this reduction, $10.1 million related to a decline in the level of gross premiums written on the international book of business. In turn, $6.9 million of this reduction resulted from the Company's reduction of its line sizes on two international quota share contracts. During the nine months ended June 30, 1999, the Company has experienced a change in the mix of international property catastrophe business assumed, with the Company reducing its line sizes on pro-rata contracts and increasing gross premiums written from direct business. The Company has continued to place an emphasis on accessing clients directly as pro rata contracts have a less efficient cost structure. This remaining reduction on the property catastrophe book of business was due to continuing competitive rates, which have led to lower priced premiums in comparison to those written in the nine months ended June 30, 1998, and the non-renewal of contracts in certain cases where the Company considered business to be under-priced.

For the nine months ended June 30, 1999, gross premiums written in other lines of business totaled $37.3 million or 30.8% of gross premiums written compared to $41.8 million or 31.9% of gross premiums written for the nine months ended June 30, 1998. The decrease was primarily due to reduced gross premiums written by LaSalle Re Capital of $2.7 million, which was caused by a change in estimated premium writings.

The reduction in gross premiums written was partly offset by fronting arrangements, entered into in the current fiscal year, which produced $3.1 million of gross premiums written. These fronting arrangements were primarily provided for three companies: two of these companies have claims paying ratings from Standard & Poor's Ratings Services of "A-"; the other company is rated "A" by A.M. Best Company. In addition, the Company experienced an increase of $5.1 million in premium adjustments and reinstatements.

Premiums ceded for the nine months ended June 30, 1999 were $27.0 million compared to $9.0 million in the nine months ended June 30, 1998. Of the $18.0 million increase, $6.7 million was ceded to a property catastrophe quota share arrangement with CNA Re, $3.0 million related to fronting arrangements and $5.9 million related to increased premiums ceded through LaSalle Re Capital. In addition, given the current pricing environment the Company has continued to purchase various reinsurance protections.

As a result of the above, net premiums written for the nine months ended June 30, 1999 were $94.2 million compared to $122.0 million for the nine months ended June 30, 1998.

Net premiums earned for the nine months ended June 30, 1999 were $105.3 million compared to $121.9 million for the same period in 1998. The decline in premiums earned of $16.6 million was due to two factors: an increase in ceded premiums amortized from $2.5 million for the nine months ended June 30, 1998 to $11.7 million for the nine months ended June 30, 1999 and a continued decrease in the level of gross premiums written on the Company's core property catastrophe business.

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

Net investment income remained reasonably constant for the nine months ended June 30, 1999 and June 30, 1998 at $25.3 million and $25.8 million, respectively. Annualized investment income as a percentage of the average market value of invested assets was 5.7% for the nine months ended June 30, 1999 compared to 6.1% for the nine months ended June 30, 1998. The fall in the investment income generated from the investment portfolio of $1.5 million was attributable to a fall in market yields. This has been partly offset by income generated on an equity account maintained in accordance with the terms of the Company's multi-year excess of loss reinsurance program and investment income from LaSalle Re Capital.

Net realized gains on investments were $1.7 million for the nine months ended June 30, 1999 compared to $2.5 million for the nine months ended June 30, 1998. During the nine months ended June 30, 1999, the Company sold longer maturity bonds and reinvested the proceeds in shorter maturity bonds and money market instruments. This measure was designed to protect the total returns on the portfolio in an increasing yield environment. In this environment, the unrealized gain on the investment portfolio declined from $13.8 million at September 30, 1998 to a loss of $4.6 million at June 30, 1999. It is anticipated that the measure taken to shorten interest rate sensitive assets will reduce the potential for significant capital gains while generating future income returns at money market rates or better. The gains in the nine months ended June 30, 1999 resulted primarily from a credit spread enhancement exercise undertaken during the period. In addition, the Company realized small gains on the sale of bonds with Far East and Asian exposure.

The following table sets forth the Company's combined ratios for the nine months ended June 30, 1999 and 1998:

                                 June 30, 1999      June 30, 1998
                              --------------------------------------
Loss and loss expense ratio          100.3%             42.9%
Expense ratio                         25.4%             22.0%
Combined ratio                       125.7%             64.9%

Losses and loss expenses incurred represent losses paid and reserves established in respect of specific losses and loss expenses reported by cedents and expected loss development and additions to incurred-but-not-reported loss reserves.

The Company incurred losses and loss expenses, net of recoveries, of $105.6 million during the nine months ended June 30, 1999 compared with $52.2 million during the nine months ended June 30, 1998. Of the losses incurred for the nine months ended June 30, 1999, a significant portion related to the strengthening of prior year reserves. Approximately $16 million was incurred in respect of Hurricane Georges, which occurred in September 1998. In addition, the Company recorded approximately $14 million of additional case reserves for large reported losses. These losses arose from causes that could not have been reasonably anticipated when the Company established its incurred-but-not-reported loss reserves. Included in the additional case reserves was a loss of $6.5 million on a property stop loss contract. This contract had an incidental auto warranty coverage component that produced a full limit loss to the contract. Also included were losses of $4.5 million on auto property damage stop loss contracts. Given the Company's recent loss experience, the Company reviewed the assumptions used in

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

setting incurred-but-not-reported loss reserves. These assumptions have been revised to reflect both new information and a more prudent reserving philosophy. As a result, the Company recorded an additional $20 million of incurred-but-not-reported losses during the nine months ended June 30, 1999. These reserves relate to all lines of business written by the Company. Losses and loss expenses incurred on events that have occurred during the nine months ended June 30, 1999 include $6.0 million related to the Australian hailstorm and $6.0 million, net of recoveries, related to the Oklahoma tornadoes. The main components of losses and loss expenses incurred during the nine months ended June 30, 1998 related to: claims derived from adverse weather conditions; aggregate stop loss protection losses; satellite failures and various risk losses.

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

Underwriting expenses as a percentage of net premiums earned were 17.2% for the nine months ended June 30, 1999 compared to 15.7% for the nine months ended June 30, 1998. The increase in the ratio of 1.5% was primarily due to the increased amount of amortized ceded reinsurance that reduced net premiums earned. Underwriting expenses as a percentage of gross premiums earned were 15.5% for the nine months ended June 30, 1999 compared to 15.1% for the nine months ended June 30, 1998.

As a percentage of gross earned premiums, fees accrued pursuant to the Underwriting Support Services Agreement decreased from 3.1% for the nine months ended June 30, 1998 to 1.3% for the nine months ended June 30, 1999. This decrease was offset by the inclusion of the underwriters' compensation cost in underwriting expenses following their transfer to the Company. This has increased the percentage of underwriting expenses to gross premiums earned by 1.4%. For the nine months ended June 30, 1999, the Company's brokerage, ceding and profit commissions increased to 12.8% of gross premiums earned from 12.0% for the corresponding period in 1998. The increase was partly due to, the effect of increased earned premiums on the business underwritten by LaSalle Re Capital, whose expense ratio was approximately 20%, and an increase in the average cost of property catastrophe proportional business.

Operational expenses were $8.6 million for the nine months ended June 30, 1999, compared to $7.7 million for the nine months ended June 30, 1998. As a percentage of net premiums earned, operational expenses were 8.2% during the nine months ended

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

June 30, 1999 compared to 6.3% for the nine months ended June 30, 1998. The increase in operational expenses of $0.9 million was principally due to an increase in the level of executive compensation booked. During the nine months ended June 30, 1999, the Company recorded a credit of $1.2 million in respect of stock appreciation rights compared to a charge of $0.6 million during the nine months ended June 30, 1998. This reduction was offset by increased salary costs of approximately $1.5 million principally relating to the change in the Underwriting Services Agreement, with the Company assuming responsibility for the salaries of the underwriting support staff and the chief operating officer for the nine months ended June 30, 1999. In addition, during the nine months ended June 30, 1999, the Company incurred additional charges of $1.0 million relating to LaSalle Re Capital, software licenses, costs associated with the hiring of new employees and legal fees.

The Company incurred corporate expenses of $0.4 million during the nine months ended June 30, 1999 compared to $0.1 million for the nine months ended June 30, 1998. The costs incurred in the nine months ended June 30, 1999 related to the preparation and filing of a registration statement for an offering of preferred shares. The registration statement was subsequently withdrawn prior to becoming effective. The costs incurred in the nine months ended June 30, 1998 related to costs associated with the Company's investigation of potential transactions.

Interest expense was consistent during the nine months ended June 30, 1999 compared with the nine months ended June 30, 1998 at $1.4 million. Interest expense included financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract and other interest expenses related to the ongoing commitment fees payable on the Company's credit facility. As at June 30, 1999, there were no borrowings under this facility.

Foreign exchange gains were $0.3 million in the nine months ended June 30, 1999 and the nine months ended June 30, 1998. The gains in the nine months ended June 30, 1999 were due to realized foreign exchange gains made on transactions processed during the period. The realized gains related primarily to the settlement of Sterling liabilities and the receipt of Japanese Yen receivable balances in a period which saw a strengthening of the United States Dollar against these currencies. The gains in the nine months ended June 30, 1998 were principally due to an increase in the value of the United States Dollar against Sterling.

The Company's losses per share were $0.32 for the nine months ended June 30, 1999 compared to earnings of $3.39 for the nine months ended June 30, 1998. Losses per share assuming dilution were $0.32 for the nine months ended June 30, 1999 compared to earnings of $3.09 for the nine months ended June 30, 1998.

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

Operating activities provided net cash of $7.5 million for the nine months ended June 30, 1999 and $68.3 million for the nine months ended June 30, 1998. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and investments. As of June 30, 1999, 73.4% of its total assets were held in cash and investments, which totaled $556.3 million. Cash and cash equivalents were $154.0 million at June 30, 1999 compared to $85.3 million at September 30, 1998. The increase is a result of the Company's current investment strategy of selling longer maturity bonds and reinvesting the proceeds in shorter maturity bonds and money market instruments, a move designed to protect the total returns on the portfolio in an increasing yield environment. This has reduced the modified average duration of the portfolio from 3.1 years at September 30, 1998 to 2.2 years at June 30, 1999.

As of June 30, 1999, 77.8% of the securities held in the Company's investment portfolio were fixed-income securities rated "AA" or better and 94.4% were fixed-income securities rated "A" or better by Standard & Poor's Ratings Services or Moody's

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

Investors Service, Inc. No single investment comprised more than 5% of the overall portfolio. As at June 30, 1999, issuers from the Far East and Asia represented 3.6% of the investment portfolio. These bonds had an insignificant aggregate unrealized loss and were all rated AAA.

Reinsurance balances receivable were $110.2 million at June 30, 1999 compared to $86.8 million at September 30, 1998. The increase was due to the seasonality of gross premiums written and the inclusion of reinsurance balances receivable related to the business written by LaSalle Re Capital. At June 30, 1999, these receivable balances were $42.3 million compared to $31.2 million as at September 30, 1998. Given the three-year accounting methodology utilized by Lloyd's, these balances will not be received until after the year 2000.

Prepaid reinsurance premiums increased from $7.6 million as at September 30, 1998 to $22.8 million as at June 30, 1999. The increase of $15.2 million was primarily due to the new property catastrophe quota share with CNA Re and the reinsurance protections purchased through LaSalle Re Capital. The quota share with CNA has resulted in the $2.1 million disclosed as losses recoverable from reinsurers.

Other assets increased from $31.7 million as at September 30, 1998 to $41.7 million as at June 30, 1999. This was primarily due to the deposit portion of the ceded reinsurance contract, together with the movement on the associated profit commission.

At June 30, 1999, reserves for unpaid losses and loss expenses were $132.6 million compared to $97.9 million at September 30, 1998. During the nine months ended June 30, 1999, the Company increased its reserves for unpaid losses and loss expenses, following a revision of the assumptions used in setting incurred-but-not-reported loss reserves. In addition, included in the reserve for unpaid losses and loss expenses at June 30, 1999 was an amount of $16.1 million compared to $6.7 million at September 30, 1998 in respect of the business underwritten by LaSalle Re Capital. Given the three-year accounting methodology, these losses will not be settled until after the year 2000. The Company has no material commitments for capital expenditures.

Other liabilities increased from $29.2 million as at September 30, 1998 to $50.4 million as at June 30, 1999. The increase of $21.2 million was primarily due to liabilities established for the purchased reinsurance protections and operating expenses of LaSalle Re Capital.

On June 1, 1999, the Company paid a dividend of $0.5469 per share to holders of record of Series A preferred shares on April 30, 1999. As of June 30, 1999, dividends due but not yet declared on the Series A preferred shares amounted to $0.5 million. On June 18, 1999, the Company declared a common share dividend of $0.375 per share to shareholders of record on July 2, 1999, payable on July 16, 1999. The actual amount and timing of any future common share dividends is at the discretion of the Board. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. On April 21, 1999, the Company announced its intention to discontinue, as of the new fiscal year beginning October 1, 1999, its formula driven dividend policy of paying 50% of prior year's net income in dividends. The Company will

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

instead move to a regular quarterly dividend declared by the Board. There can be no assurance that the Company will declare or pay any dividends in future periods.

In accordance with the terms of certain reinsurance contracts, the Company has posted letters of credit in the amount of $22.2 million as of June 30, 1999 as compared to $8.3 million as of September 30, 1998 to support outstanding loss reserves. In connection with LaSalle Re Capital's support of three Lloyd's syndicates, with effect from January 1, 1997, the Company posted letters of credit in the amount of $15.4 million (equivalent to (Pounds)9.8 million). In addition, in connection with the Japanese earthquake swap, the Company has posted a letter of credit of $3.0 million. All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of the outstanding letters of credit. The Company has no material commitments for capital expenditures.

The Company has in place a $100 million committed line of credit from a syndicate of banks. The proceeds from the credit facility may only be used to buy preferred shares of LaSalle Re that, in turn, may use the proceeds of such purchase to meet current cash requirements. The facility matures December 1, 2000, and is secured by a pledge ("legal mortgage") of all the capital stock of LaSalle Re held by the Company, including any preferred shares that may be issued by LaSalle Re to the Company. The line of credit contains various covenants, including limitations on incurring additional indebtedness; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $300 million or 70% of net premiums written; maintenance of statutory capital of LaSalle Re of at least $400 million at the end of calendar year 1999 and thereafter; and maintenance of a ratio of net premiums written to statutory capital at the end of any fiscal quarter for the four fiscal quarters then ended of no more than 1.00 to 1.00 in each case. The Company may pay dividends and make other restricted payments so long as, after giving effect to such restricted payments, no event of default has occurred. Dividends and restricted payments are limited to 50% of consolidated net income for its immediately preceding fiscal year less amounts paid on the Series A preferred shares. In order for the Company to pay dividends in excess of 50% of consolidated net income, the Company would have to renegotiate certain terms of its credit facility. As of June 30, 1999, the credit facility had not been utilized.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Given the limited number of transactions currently entered into by the Company that are covered by the Statement, the Company does not anticipate any significant changes to its current financial reporting.

The AICPA issued Statement of Position, 98-7 "Deposit Accounting" which is effective for financial statements with fiscal years ending after June 15, 1999. Currently the Company is investigating the potential impact this standard will have on the accounting treatment for Company's multi year excess of loss reinsurance program. The first loss is substantially funded and therefore has been accounted for as a financing arrangement and recorded as a deposit in the balance sheet.

Year 2000 Issue

The Company has given priority to making its computer systems ready to process dates in and after the year 2000 ("Year 2000 ready"). The Company does not believe that it faces any material Year 2000 issues with respect to its non-information technology systems.

The Company has completed its testing of the Year 2000 version of the Senator underwriting management system and found it to be Year 2000 ready. In addition, the Company has upgraded the RSG reinsurance system to the Year 2000 version, completed its testing to ensure Year 2000 readiness and has made corrections of a remedial nature to other software and hardware components and infrastructure. The Company is currently reviewing enterprise-wide spreadsheet and database files for potential Year 2000 problems and is making corrections where applicable. This process is scheduled to be completed by the end of the current fiscal year. The Company has budgeted $0.3 million for the overall Year 2000 effort and has expensed $0.2 million to date. Given the current level of estimated and actual costs, it is not anticipated that the costs of achieving Year 2000 readiness will have a material impact on the Company's future results.

The Company is working to obtain assurances that its external brokers and suppliers will be Year 2000 ready. The Company has distributed a Year 2000 questionnaire to its suppliers and brokers. As of June 30, 1999, approximately 95% of suppliers and brokers, including the Company's major suppliers and brokers, had provided adequate response to this questionnaire. The Company is following up with suppliers and brokers who have not given adequate responses and intends in September 1999 to make a

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

decision as to whether or not to continue the business relationship with those brokers and suppliers who have not responded to the Year 2000 readiness questionnaire.

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

Quantitative and Qualitative Disclosure about Market Risk

The Company made disclosures relating to its market risks in the Form 10-K for the year ended September 30, 1998. Given the Company's current investment strategy of selling longer maturity bonds and reinvesting the proceeds in shorter maturity bonds and money market instruments, the modified average duration of the portfolio has decreased from 3.1 years at September 30, 1998 to
2.2 years at June 30, 1999. The Company has increased its cash and cash equivalents from $85.3 million, (par value $55.5 million) to $154.0 million, (par value $113.7 million) with a weighted average interest rate of 4.8% rather than 5.8%. In addition, there has been a movement in the Company's holdings of fixed maturity instruments as disclosed below (expressed in millions of US dollars):

                                                              Weighted
                                                          average interest    Weighted average
                      Par value          Par value              rate           interest rate
Year of maturity    June 30, 1999    September 30, 1998    June 30, 1999     September 30, 1998
----------------    -------------    ------------------    -------------     ------------------
      1999               10.0               11.7                5.6%                6.2%
      2000               63.0               66.6                6.1%                6.0%
      2001               73.0               60.0                6.0%                6.3%
      2002               91.0              127.5                6.3%                6.2%
      2003               71.0               78.0                5.7%                5.8%
      2004               48.2               15.0                6.0%                6.2%
      2005                0.0                3.0                0.0%                5.9%
      2006                0.0                5.0                0.0%                5.9%
      2007                0.0               14.5                0.0%                5.7%
      2008               13.0               63.0                6.2%                5.7%
      2009               13.0                0.0                0.0%                0.0%
      2013                0.0               29.7                6.2%                6.4%

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

Cautionary Statement Regarding Forward-Looking Statements

This report includes forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition. These forward-looking statements are based on the Company's current plans and objectives for future operations, including the Company's dividend policy. Some forward-looking statements may be identified by the use of words or phrases such as "believes," "anticipates," "intends," "may," "estimates," "expects" and similar expressions. Forward-looking statements are subject to risks and uncertainties and actual results may vary materially from those included within the forward-looking statements. Many factors could cause actual results to differ materially from those in the forward-looking statements, including the following: catastrophic events of unanticipated frequency or severity; changes in the demand for or supply of property catastrophe reinsurance; actions of competitors; decisions or actions of rating agencies; changes in insurance or tax laws or regulations or governmental interpretations thereof; fluctuations in foreign currency exchange rates or the failure of a counterparty to perform under any of our foreign exchange contracts or swap agreements; a major decrease in the cession of business to the Company from CNA or termination of the existing quota share reinsurance arrangement with CNA; and any failure of the Company's computer systems or the computer systems of third parties that are material to the Company's operations (such as the computer systems of service providers, suppliers and brokers) to process correctly information relating to dates in and after the year 2000. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

    (b) Reports on Form 8-K - No reports were filed during the quarter ended June 30, 1999.

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



Date:  August 5, 1999          LASALLE RE HOLDINGS LIMITED
       --------------
                               /s/ Guy Hengesbaugh
                               -------------------
                               Name: Guy Hengesbaugh
                               Title: President and Chief Executive Officer
                                      (Principal Financial Officer)

--------------------------------------------------------------------------------