Form 10-K405
period 1999-09-30
LASALLE RE HOLDINGS LTD
filed 1999-12-22
CIK 1001384

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-K

                                ---------------

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1999

                        Commission file number 1-12823

                                ---------------
                          LaSalle Re Holdings Limited

            (Exact Name of Registrant as Specified in Its Charter)

                                ---------------

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

                                ---------------

   Securities registered pursuant to Section 12(b) of the Act:

            Title of Each Class        Name of Each Exchange on Which Registered

      Common Shares, par value $1.00 per
       share                                The New York Stock Exchange, Inc.
      Series A Preferred Shares, par value
       $1.00 per share                      The New York Stock Exchange, Inc.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on December 1, 1999 was approximately $131,980,541, computed upon the basis of the closing sales price of the Common Shares on that date. For the purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

   As of December 1, 1999, there were outstanding 15,603,570 Common Shares of $1.00 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant's annual report to shareholders for the fiscal year ended September 30, 1999 (the "1999 Annual Report") are incorporated by reference in Part II of this Form 10-K.

2. Portions of the registrant's definitive proxy statement relating to the Annual General Meeting of Shareholders to be held on February 17, 2000 (the "2000 Proxy Statement"), to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year pursuant to Regulation 14A, are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          LASALLE RE HOLDINGS LIMITED

                               TABLE OF CONTENTS

                                                                           Page
 Item                                                                     Number
 ----                                                                     ------
                                     PART I

 1.   BUSINESS.........................................................   10K- 2

 2.   PROPERTIES.......................................................   10K-19

 3.   LEGAL PROCEEDINGS................................................   10K-19

 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   10K-19

      EXECUTIVE OFFICERS OF THE COMPANY................................   10K-19

                                    PART II

 5.   MARKET FOR THE COMMON SHARES AND RELATED STOCKHOLDER MATTERS.....   10K-20

 6.   SELECTED FINANCIAL DATA..........................................   10K-21

 7.   MANAGEMENTS' DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION..............................................   10K-21

 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........   10K-31

 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................   10K-32

 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      FINANCIAL DISCLOSURE.............................................   10K-58

                                    PART III

 10.  DIRECTORS AND EXECUTIVE OFFICERS.................................   10K-58

 11.  EXECUTIVE COMPENSATION...........................................   10K-58

 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...   10K-58

 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   10K-58

                                    PART IV

 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.   10K-59

                                     10K-1

                                    PART I

   Unless the context otherwise requires, references herein to the "Company" include LaSalle Re Holdings Limited and its subsidiary, LaSalle Re Limited ("LaSalle Re"), and its subsidiaries LaSalle Re Corporate Capital Ltd. ("LaSalle Re Capital") and LaSalle Re (Services) Limited ("LaSalle Re Services").

Note On Forward-Looking Statements

   Forward-looking statements are statements other than historical information or statements of current condition. These forward-looking statements are based on the Company's current plans and objectives for future operations. Some forward-looking statements may be identified by the use of words or phrases such as "believes," "anticipates," "intends," "may," "estimates," "expects," "plans" and similar expressions. Forward-looking statements are subject to risks and uncertainties and actual results may vary materially from those included within the forward-looking statements. Many factors could cause actual results to differ materially from those in the forward-looking statements, including the following: catastrophic events of unanticipated frequency or severity; changes in the demand for or supply of property catastrophe reinsurance; actions of competitors; consolidation in the reinsurance industry; decisions or actions of rating agencies; changes in insurance or tax laws or regulations or governmental interpretations thereof; fluctuations in interest rates; fluctuations in foreign currency exchange rates; a major decrease in the cession of business to the Company from CNA Financial Corporation and its affiliates (collectively, "CNA") or termination of the existing quota share reinsurance arrangement with CNA; and any failure of the Company's computer systems or the computer systems of third parties that are material to the Company's operations (such as the computer systems of service providers, suppliers and brokers) to process correctly information relating to dates in and after the year 2000. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

General development of the business

   The Company is a property and casualty reinsurer writing worldwide specialist products with an emphasis on catastrophe cover. Catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. The Company also seeks to take advantage of pricing opportunities that may occur in other lines of reinsurance. These lines currently include property risk excess, property pro rata treaty, casualty, marine, aviation, satellite, terrorism, and political risk coverages.

   LaSalle Re was incorporated in Bermuda in October 1993 with an initial capitalization of $373.1 million from institutional and other investors (the "Founding Shareholders"). It commenced operations on November 22, 1993. LaSalle Re Holdings Limited was incorporated in Bermuda in September 1995 to act as an investment holding company for LaSalle Re.

   LaSalle Re has two wholly owned subsidiaries, LaSalle Re Services, which acts as a representative office for the Company in the United Kingdom, and LaSalle Re Capital, which was incorporated in Bermuda in November 1996 to provide capital support to selected syndicates at Lloyd's. LaSalle Re Capital was accepted as a corporate member ("Corporate Member") of Lloyd's in December 1996 and, with effect from January 1, 1997, has participated in three Lloyd's syndicates. In November 1995, the Company and LaSalle Re consummated an offer (the "Exchange Offer") pursuant to which, among other things, the Founding Shareholders exchanged their capital stock in LaSalle Re for Common Shares of the Company and, in certain circumstances, Exchangeable Non-Voting Shares of LaSalle Re. The Exchangeable Non-Voting Shares are held by certain Founding Shareholders who would otherwise hold, or cause another shareholder to hold, directly, indirectly or constructively, in excess of 9.9% of the voting power of the Company or LaSalle Re. The Exchangeable Non-

                                     10K-2

Voting Shares are exchangeable, at the option of the holder, for Common Shares on a one-for-one basis, unless the board of directors of the Company (the "Board") determines such exchange may cause actual or potential adverse tax consequences to the Company or any shareholder. The Exchangeable Non-Voting Shares will at all times rank as to assets, dividends and in all other respects on a parity with the common shares of LaSalle Re, except that they do not have the right to vote on any matters except as required by Bermuda law and in connection with certain actions by the Company. The holders of the Exchangeable Non-Voting Shares constitute the minority holding in LaSalle Re.

   In November 1995, the Company and certain Founding Shareholders consummated an initial public offering of 4,312,500 Common Shares (the "Initial Public Offering"). Of these shares, 2,920,500 were sold by Founding Shareholders and 1,392,000 by the Company. The proceeds from the sale of the 1,392,000 shares sold by the Company were used to enable LaSalle Re to redeem shares of its capital stock (the "Redemption"). Upon the consummation of the Exchange Offer, the Initial Public Offering and the Redemption, the Company beneficially owned 100% of the outstanding voting stock, which constituted 63% of the outstanding capital stock, of LaSalle Re.

   In December 1996, the Company completed a secondary offering of Common Shares (the "Secondary Offering"). In connection with the Secondary Offering, certain Founding Shareholders of LaSalle Re exchanged 2,119,110 of their Exchangeable Non-Voting Shares for Common Shares. As a result of this exchange, the Company increased its beneficial ownership of the outstanding capital stock of LaSalle Re from 63% to 73%.

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

   In May 1997, the Company completed a $100 million tender offer (the "Tender Offer") whereby it purchased for cancellation 3,703,703 of its Common Shares at a price of $27.00 per share. The Tender Offer was made to all holders of Common Shares and Common Share equivalents, which included Exchangeable Non-Voting Shares and options to purchase Common Shares and Exchangeable Non-Voting Shares. Pursuant to the Tender Offer, 2,163,538 Exchangeable Non-Voting Shares were exchanged for Common Shares and 95,679 options for Exchangeable Non-Voting Shares were exercised and exchanged for Common Shares. As a result of these exchanges, the Company increased its beneficial ownership of the outstanding capital stock of LaSalle Re from 73% to 79%. The Company has continually beneficially owned 100% of the outstanding voting stock of LaSalle Re.

   With effect from October 1, 1997, the administrative services agreement ("Administrative Services Agreement"), under which Aon Risk Consultants (Bermuda) Ltd. ("ARC") provided the Company with actuarial and financial reporting, accounting, office space and other administrative services, was terminated. All of the personnel assigned to the Company by ARC became employees of the Company and services performed by ARC were assumed by the Company. In connection with the termination of the agreement, the Company agreed to purchase all of the fixed assets owned by ARC and utilized by the Company for a purchase price of $1.5 million. In addition, the Company agreed to assume the current leasing agreements.

   Effective on October 1, 1998, the underwriting services agreement (the "Underwriting Services Agreement") under which CNA (Bermuda) Services Limited ("CNA Bermuda") had provided the Company with underwriting services, was terminated. On that date, all of the personnel assigned to the Company by CNA Bermuda became employees of the Company and the underwriting function formerly performed by CNA Bermuda was assumed by the Company directly. In connection with the termination of the Underwriting Services Agreement, the Company entered into an underwriting support services agreement (the "Underwriting Support Services Agreement") with CNA Re Services Company ("CRSC") and CNA Bermuda. Under the Underwriting

                                     10K-3

Support Services Agreement, CRSC and CNA Bermuda provide the Company with various support services upon request, including (1) underwriting personnel to assist the Company's underwriting staff on a temporary basis, (2) assistance with actuarial, financial and statistical analysis and reporting, (3) support on data processing and other technical matters, (4) access to the CNA reinsurance underwriting database and technology as pertinent to the Company's business, (5) advice on insurance industry customs and practices and (6) advice to the Company's human resources department.

Business segments

   The Company writes property and casualty reinsurance on a worldwide basis through its operating subsidiary, LaSalle Re. The Company also writes selected other lines of reinsurance when it believes that market conditions are favorable. The Company has two reportable segments: reinsurance operations and Lloyd's. The reinsurance segment provides reinsurance for property catastrophe and for other lines of business that have similar characteristics, namely high severity and low frequency. These lines currently include property risk excess, property pro rata treaty, casualty, marine, aviation, satellite, terrorism and political risk coverages. The Lloyd's segment is written through LaSalle Re Capital, which provides capital support to selected Lloyd's syndicates. The lines of business written by the selected syndicates include direct and facultative property insurance, marine insurance and reinsurance, professional indemnity, directors and officers insurance and bankers blanket bond business.

   Complete financial information about segments is presented in Note 14 to the Company's consolidated financial statements. The following table sets forth the Company's gross premiums written and number of contracts written by business segment and type of reinsurance for the years indicated (dollars in millions):

                              Year Ended         Year Ended         Year Ended
                          September 30, 1999 September 30, 1998 September 30, 1997
                          ------------------ ------------------ ------------------
                           Gross              Gross              Gross
                          Premiums Number of Premiums Number of Premiums Number of
                          Written  Contracts Written  Contracts Written  Contracts
                          -------- --------- -------- --------- -------- ---------
Reinsurance segment:
Property catastrophe
 reinsurance:
  Excess of loss........   $ 81.4     717     $ 82.7     719     $110.4      802
  Pro rata..............     11.1       8       21.6      10       34.4       10
Other lines of business:
  Property--risk excess
   and pro rata.........      4.9      62       10.5      76        9.0       80
  Casualty..............      6.1      26        5.7      28        4.0       36
  Space, marine and
   aviation.............      5.4      31        7.4      47        7.7       35
  Miscellaneous.........      4.4      43        6.3      57        2.1       37
Fronted premiums,
 adjustments,
 reinstatement premiums
 and no claims bonuses..      3.3     --         0.1     --       (10.3)     --
                           ------     ---     ------     ---     ------    -----
                            116.6     887      134.3     937      157.3    1,000
Lloyd's segment:
  LaSalle Re Capital....     22.4     --        21.0     --        14.1      --
                           ------     ---     ------     ---     ------    -----
    Total...............   $139.0     887     $155.3     937     $171.4    1,000
                           ======     ===     ======     ===     ======    =====

 Reinsurance Segment

 Property Catastrophe

   The largest portion of the Company's business consists of property catastrophe excess of loss contracts. Property catastrophe excess of loss reinsurance provides coverage when total losses and loss expenses from a single occurrence of a covered peril under a portfolio of primary insurance contracts exceed the attachment point specified in the reinsurance contract with the primary insurer. Some of the Company's property catastrophe

                                     10K-4
excess of loss policies limit coverage to one occurrence in a policy year, but most policies provide for coverage of a second occurrence after the payment of a reinstatement premium. The Company also writes a minimal amount of aggregate property catastrophe excess of loss contracts that cover more than one catastrophe during any one contract year.

   The Company writes property catastrophe pro rata reinsurance treaties when it believes that rates and volume are attractive. In these programs, the Company assumes a specified proportion of the exposure under a portfolio of excess of loss property catastrophe reinsurance contracts written by the ceding reinsurer and receives an equal proportion of the premium received by the cedent. The cedent generally receives a ceding commission, based upon the premiums ceded to the reinsurer, and may also be entitled to receive a profit commission based on the ratio of losses, loss expenses and the reinsurer's expenses to premiums ceded. The Company generally requires that its property catastrophe pro rata contracts have aggregate exposure limits per occurrence on a zonal basis. The Company usually obtains detailed information concerning each underlying contract and the exposures underlying the risks it assumes and, as appropriate, audits the premiums associated with the cessions. However, the Company is dependent upon the cedent's underwriting, pricing and claims administration to yield an underwriting profit.

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

   In addition to property risk excess of loss and pro rata treaties, the Company also writes other lines of reinsurance, which currently include casualty, marine, aviation, satellite, terrorism and political risk. The Company's underwriting strategy with respect to these lines of business is to target those lines which demonstrate relatively low historical levels of attritional loss. Excess of loss contracts are written above a significant attachment point and therefore could be impacted only by large market losses such as the destruction of an oil drilling platform (marine coverage) or an airline disaster (aviation coverage). Pro rata contracts, where the Company has proportional responsibility for the first dollar of its cedents' losses, could be impacted by the cedents' expected loss ratios as well as by large market losses. Claims on those contracts could arise from physical damage, casualty and major political and trade crises.

   Casualty excess of loss reinsurance protects cedents from losses that arise from multiple insureds or from one large severe event. The Company does not write casualty excess of loss business at a level where frequency of loss is anticipated. Marine and aviation coverages can be triggered by physical damage perils and may also entail casualty coverages arising from the same loss event. Satellite reinsurance protects the reinsured primarily for losses arising from launch failure and in-orbit breakdown. Terrorism reinsurance provides coverage against major terrorist incidents involving damage to property. Political risk includes coverages for losses arising from contract frustration, confiscation, repatriation and international trade credit transactions.

 Fronting arrangements, adjustment premiums, reinstatement premiums and no claims bonuses

   Fronting is an arrangement whereby the Company issues a contract on a risk for, and at the request of, the insured with the intent of reinsuring the entire risk with another reinsurer. The risk assumed by the Company is primarily credit risk. During the year ended September 30, 1999, the Company provided fronting arrangements for three companies, of which two had claims paying ratings of "A-" from Standard & Poor's Ratings Services ("S&P") and the other had a rating of "A" from A. M. Best Company ("A.M. Best").

                                     10K-5

   Due to the changing nature of the Company's exposure under an excess of loss contract, certain contracts contain adjustable premium clauses. The Company receives an initial deposit premium, with the final premium calculated at the end of the contract period using a pre-negotiated percentage of the ceding company's gross net annual premium income. The adjustment premium is the difference between the initial deposit and the revised premium and can be either an additional or return premium.

   In addition, the Company receives adjustment premiums on its property catastrophe pro rata reinsurance treaties. The Company estimates premiums written using reports received from ceding companies adjusted for previous years' experiences of actual premiums against estimated premiums. These estimates are revised during the contract period as more information as to actual premiums written by the ceding companies is received. Any differences between the estimate and the revised information are recorded as adjustments during the period the revised information is received.

   Some excess of loss contracts contain a no claims bonus clause. Where no claim is made under the contract, the ceding company is entitled to a pre-determined return premium, which is referred to as a "no claims bonus". A liability for the "no claims bonus" is established at the same time the gross written premium is recorded. If a loss occurs, the no claims bonus is reversed in the period in which the loss is reported to the Company.

 Lloyd's segment

   The Company formed LaSalle Re Capital to provide capital support on an underwriting year basis to selected Lloyd's syndicates. The Company has provided capital support to three syndicates for the 1999, 1998 and 1997 underwriting years of approximately $31.9 million ((Pounds)19.4 million), $27.4 million ((Pounds)16.8 million) and $28.2 million ((Pounds)16.8 million), respectively. Through this support, for the year ended September 30, 1999, the Company has written gross premiums of approximately $3.4 million for the 1998 underwriting year and approximately $19.0 million for the 1999 underwriting year. Capital support does not necessarily equate to premium income, due to different levels of capital utilization by the syndicates. These syndicates individually write the following lines of business: direct and facultative property insurance; marine insurance and reinsurance; and professional indemnity, directors and officers' insurance and bankers blanket bond business. LaSalle Re Capital provides capital support to the syndicates through letters of credit totaling (Pounds)9.8 million ($16.1 million).

 Geographic Diversification

   The Company seeks to diversify its property catastrophe exposures across geographic zones in order to optimize its spread of risk. For the year ended September 30, 1999, excluding the premiums written by LaSalle Re Capital, fronted premiums, adjustment premiums, reinstatement premiums and no claims bonuses, 53% of the Company's gross premiums written represented U.S.-based risks. Within the United States, the Company's largest exposure on a zonal basis is the West Coast, including Hawaii and Alaska. The remaining 47% of gross premiums written were spread in other territories around the world. This distribution of risk is subject to change and is dependent upon rates available in various zones. As a result of long-term relationships between the Company's management and certain clients and brokers, the Company has developed a strong base of regional business in the U.S. This business assists the Company in diversifying its U.S.-based risks and makes more efficient use of its capital by limiting multi-zone exposures. In the year ended September 30, 1999, this regional business represented a significant component of the Company's U.S.-based gross premiums written.

                                     10K-6

   The following table sets forth the percentage of the Company's gross premiums written allocated to the zone of exposure at the dates indicated (dollars in millions):


                          September 30, 1999  September 30, 1998  September 30, 1997
                          ------------------- ------------------- -------------------
                                   Percentage          Percentage          Percentage
                           Gross    of Gross   Gross    of Gross   Gross    of Gross
                          Premiums  Premiums  Premiums  Premiums  Premiums  Premiums
Geographic Area           Written   Written   Written   Written   Written   Written
---------------           -------- ---------- -------- ---------- -------- ----------
United States...........   $ 60.1     53.0%    $ 64.4     48.0%    $ 75.3     44.9%
Europe (excluding the
 U.K.)..................      9.5      8.4       14.4     10.7       18.6     11.1
United Kingdom..........      9.8      8.6       11.7      8.7       15.2      9.1
Japan...................      2.9      2.6        3.2      2.4        7.0      4.2
Australasia.............      4.5      4.0        3.3      2.5        6.4      3.8
Worldwide(1)............     14.1     12.4       21.8     16.2       20.9     12.5
Worldwide (excluding the
 U.S.)(2)...............      5.4      4.8        7.5      5.6       12.6      7.5
Other...................      7.0      6.2        7.9      5.9       11.6      6.9
                           ------    -----     ------    -----     ------    -----
                            113.3    100.0%     134.2    100.0%     167.6    100.0%
                                     =====               =====               =====
LaSalle Re Corporate
 Capital................     22.4                21.0                14.1
Fronted premiums,
 adjustments,
 reinstatement premiums
 and no claims bonuses..      3.3                 0.1               (10.3)
                           ------              ------              ------
  Total.................   $139.0              $155.3              $171.4
                           ======              ======              ======

--------
(1) The category "Worldwide" consists of contracts that cover more than one zone, at least one of which is in the U.S.
(2) The category "Worldwide (excluding the U.S.)" consists of contracts that cover more than one zone (none of which is in the U.S.). The exposure in this category for business written to date is predominantly from Europe and Japan.

 Program Limits

   Property catastrophe reinsurance is usually arranged in a series of layers, which form an individual program. The Company may write one or more of these layers with each layer constituting a separate contract. The following table sets forth the number of the Company's property catastrophe excess of loss programs written in the year ended September 30, 1999 by aggregation of program limits:

                                                                       Number of
                                                                       Programs
                                                                       ---------
      Greater than $30 million but less than $35 million..............      2
      $25-30 million..................................................      3
      $20-25 million..................................................      4
      $15-20 million..................................................      7
      $10-15 million..................................................     16
      $7.5-10 million.................................................     18
      $5-7.5 million..................................................     39
      $2.5-5 million..................................................     70
      Less than $2.5 million..........................................    127
                                                                          ---
        Total.........................................................    286
                                                                          ===

                                     10K-7

Underwriting

   The Company's principal underwriting strategy is to underwrite property catastrophe exposures within clearly defined parameters that permit thorough analysis and appropriate pricing of each of the Company's reinsurance contracts. In many cases, this includes analysis of a reinsurance contract based on the expected incremental return on equity in relation to the Company's overall portfolio of reinsurance contracts.

   The Underwriting/Actuarial Committee of the Board has set limits on the Company's aggregate loss exposure. The Company uses various methods to evaluate and monitor its exposure to loss. The Company diversifies its property catastrophe exposures worldwide and within each geographic zone and also maintains exposure limits within each geographic zone. Aggregate exposures also are controlled and monitored on a real-time basis using computer-based rating and control systems. The Company participates at attachment levels that are expected to exceed normal loss frequency. In addition, the Company regularly reevaluates its pricing to ensure that the terms and conditions of its business are the best available in the market.

   The Company obtains information from brokers, potential cedents and other sources, as appropriate, in order to make informed underwriting decisions. A potential cedent generally is not accepted without a thorough examination of its historical record, management, overall financial condition, business strategy, underwriting policies and risk management systems. The Company also seeks to select clients with disciplined catastrophe management programs. The Company seeks to build long-term relationships with its clients because the Company believes that it can underwrite renewal business with greater precision.

   The Company uses computer-based modeling systems to estimate exposure to loss and evaluate pricing adequacy of its reinsurance programs. These models are also used in the analysis of projected return on equity and the monitoring of aggregate exposures within geographic zones.

   For U.S.-based risks, the Company has developed a proprietary model called L-CAM(TM) (LaSalle Catastrophe Analysis Model). L-CAM(TM) incorporates the output of commercially available catastrophe simulation models and the Company's internally-generated models. The commercially available models include (1) AIR--CATRADER(TM), which uses market share data derived from zip code and/or county aggregate data to develop individual contract and portfolio loss scenarios and (2) RMS--RiskLink(TM), which derives portfolio loss scenarios based on detailed risk location data provided by the primary insurer. Models developed by the Company and used in L-CAM(TM) include (1) the Modified Historical Event Model, which fits a Pareto loss distribution to over 45 years of catastrophe loss data, adjusted for inflation and demographic shifts, (2) the Market Loss Pricing Model, which uses underwriting-zone market share information to develop attachment and exhaustion probabilities from which pricing input is determined, and (3) the Industry Peer Model, which is a portfolio management tool selecting treaties in force with similar characteristics for pricing considerations.

   For non-U.S. based property catastrophe risks, the Company has developed a proprietary model called LASER (LaSalle Excess of Loss Rating). LASER incorporates the output of commercially available catastrophe simulation models and the Company's internally-generated models and mathematical techniques. The commercially available models include (1) AIR--CATRADER(TM), which uses market share data derived from zip code and/or county aggregate data to develop individual contract and portfolio loss scenarios and (2) RMS-- RiskLink(TM), which derives portfolio loss scenarios based on detailed risk location data provided by the primary insurer. Models developed by the Company and used in LASER include (1) Pareto base layer loss distributions extrapolated through the primary insurer's excess of loss program structure,
(2) the Historical Claims Index method, which recalibrates portfolio historical losses, adjusting for growth in premium, inflation and changes in underlying aggregate sums insured, and (3) Exposure Rating, where probable maximum losses and return periods are assigned for each catastrophe peril, by geographic zone, to determine exposure pricing for each vertical layer within an excess of loss program.

   For the other lines of reinsurance, the Company uses internal rating techniques that incorporate, among other things, exposure and experience ratings and thorough analysis of loss ratios and underwriting expenses associated with the business to be reinsured. The Company carefully structures the terms and conditions of its contracts to restrict coverage to the specific perils intended.

                                     10K-8

   The results of these analyses are measured against the Company's current portfolio and other known treaties in the market and combined with management's knowledge of the client and the current reinsurance market environment. Pricing and participation decisions are then made based on the estimated exposure of losses and the potential impact of each contract on incremental return on equity. In addition, the underwriting of all new exposures is reviewed by the Chief Underwriting Officer of the Company.

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

Reinsurance Protections Purchased

   The Company utilizes various reinsurance protections to reduce its exposure to large losses.

   The Company has purchased an excess of loss program which provides coverage of $75.0 million in excess of the first $75.0 million of losses per occurrence for a first loss event and $60.0 million excess of $75.0 million per occurrence on the second loss event and $52.5 million excess of $125.0 million per occurrence on the third loss event over a three-year period ended December 31, 2001 subject to a maximum aggregate recovery of $187.5 million. Coverage for the first loss is substantially funded by way of annual and reinstatement premium obligations. Accordingly, this part of the coverage has been recorded as a financing arrangement. The coverage is provided by a company that currently holds a claims paying ability rating of AA from S&P.

   In addition, the Company has a three year quota share arrangement with CNA, which incepted April 1, 1999. The Company cedes an adjustable proportion of U.S. property catastrophe premium, net of acquisition costs, to the arrangement, which was negotiated on normal commercial terms and includes an override commission and profit commission payable to the Company. CNA has a claims paying ability rating of A+ from S&P.

   The Company has also purchased other non-proportional excess of loss protections, which provide for the recovery of losses from reinsurers in excess of certain retentions that are related to the magnitude of market losses. The Company reviews the claims paying ability of each reinsurer for adequacy before each cover is placed. LaSalle Re Capital also participates in the reinsurance coverages purchased by the syndicates it supports.

   In addition, as part of the Company's capital protection strategy, the Company entered into a $100 million multi-year Catastrophe Equity Put ("CatEPut") option program effective July 1, 1997. The CatEPut option is a capital replacement tool that will enable the Company to put up to $100 million of equity, through the issue of convertible preferred shares to the option writers at pre-negotiated terms, in the event of a major catastrophe or series of large catastrophes that cause substantial losses to the Company or its subsidiaries.

                                     10K-9

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

   The Company maintains an office in London, England through LaSalle Re Services. LaSalle Re Services introduces prospective customers to the Company and provides an important liaison with brokers in the London market. LaSalle Re Services assists in the distribution of marketing literature and collects information for LaSalle Re on demand and developments in the London reinsurance market. In addition, LaSalle Re Services plays a key role in the Company's marketing efforts in Europe.

   The Company strives to develop strong relationships with its brokers and clients. Retention of clients permits the Company to use experience regarding a client's underwriting practices and risk management systems to underwrite its own business with greater precision. The Company targets brokers and clients that it believes will enhance the risk/return composition of its portfolio, are capable of supplying detailed and accurate underwriting data and can potentially add diversification to the Company's book of business. In addition, the Company meets frequently in Bermuda and elsewhere outside of the United States with brokers and senior representatives of clients and prospective clients.

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

   The Company received 1,941 contract submissions in the year ended September 30, 1999 as compared to 2,022 in the year ended September 30, 1998. The Company is highly selective in accepting risks, extending coverage on only 887, or 45.7%, of the contract submissions received in the year ended September 30, 1999. The Company extended coverage on 937 contracts, or 46.3%, of the contract submissions received in the year ended September 30, 1998. Subsidiaries and affiliates of Aon Corporation (collectively, "Aon") were brokers for 18.1% and 17.4% of the Company's gross written premiums in the years ended September 30, 1999 and 1998, respectively. Guy Carpenter & Company, Inc., together with its affiliates, generated 20.6% and 17.1% of the Company's gross premiums written for the years ended September 30, 1999 and 1998, respectively. No other broker accounted for more than 10% of the Company's gross premiums written for the years ended September 30, 1999 and 1998.

   Consistent with its emphasis on disciplined underwriting practices, the Company is not obligated to accept any business from Aon or CNA, or any business recommended by LaSalle Re Services. No intermediary has the authority to bind the Company on any business.

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

                                    10K-10

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

   To establish appropriate loss reserves, the Company uses both proprietary and commercially available catastrophe models. These models are employed upon the occurrence of an event to arrive at an estimate of losses to the Company as a result of the event. Where loss reports have been received from ceding companies, these reports are used in conjunction with the results produced from the catastrophe models to determine the appropriate loss reserves for an event. In addition, loss emergence patterns and initial estimates of ultimate loss ratios which are derived from a combination of data sources, including industry sources and the Company's own loss experience and exposure, are applied to homogenously grouped data to determine estimates of ultimate losses and hence suitable loss reserves for these groups.

   The reserves are prepared quarterly by the Company's actuary and reviewed by the Company's executive officers and the Board. To the extent that reserves develop upward or downward, the results are reflected in the net income in the period in which the reserve deficiency or redundancy is evaluated. There can be no assurance that the final loss settlements will not exceed the Company's loss reserve and have a material adverse effect upon the Company's financial condition and results of operations in a particular period.

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


                                    10K-11

   The following table summarizes the composition of the Company's investment portfolio as of September 30, 1999 and 1998 (dollars in millions):

                                                           September 30,
                                                     --------------------------
                                                         1999          1998
                                                     ------------  ------------
                                                      Fair  % of    Fair  % of
      Type of Investment                             Value  Total  Value  Total
      ------------------                             ------ -----  ------ -----
      Fixed maturities:
        Non-U.S. government bonds and agencies...... $ 30.6   5.5% $ 38.4   6.3%
        U.S. government bonds and agencies..........   94.1  16.9   141.2  23.3
        Corporate bonds.............................  234.1  42.0   309.0  50.9
        Mortgage-backed securities..................    0.0   0.0    30.2   5.0
        Other debt..................................    5.0   0.9     2.7   0.4
                                                     ------ -----  ------ -----
          Subtotal..................................  363.8  65.3   521.5  85.9
        Cash and cash equivalents...................  193.2  34.7    85.3  14.1
                                                     ------ -----  ------ -----
          Total cash and investments................ $557.0 100.0% $606.8 100.0%
                                                     ====== =====  ====== =====

 Quality of Portfolio

   The Company's investment guidelines restrict investments in securities below an "AA" grade rating to 20% of the total portfolio, including managed cash and cash equivalents, and permit only 10% of the total portfolio to be invested in securities having a "BBB" grade rating. The guidelines also allow up to $10 million to be invested in risk based investments such as catastrophe bonds. These bonds may carry a rating below "BBB". In addition, the guidelines restrict investments in a single issuer to no greater than 5% of the market value of the portfolio (except for U.S. and U.K. Government issues) and, with respect to country of issue, to no greater than 25% of the market value of the portfolio, except for U.S. and supernational borrowers.

   The following table summarizes the composition of the Company's fixed maturity portfolio by rating as assigned by S&P or Moody's Investors Services Inc. ("Moody's") as of September 30, 1999 and 1998 (dollars in millions):

                                    September 30,
                              --------------------------
                                  1999          1998
                              ------------  ------------
                               Fair  % of    Fair  % of
             Rating           Value  Total  Value  Total
             ------           ------ -----  ------ -----
             AAA............. $157.8  43.3% $363.0  69.6%
             AA..............  119.6  32.9    88.1  16.9
             A...............   69.0  19.0    59.5  11.4
             BBB.............   12.4   3.4     2.6   0.0
             BB..............    5.0   1.4     8.3   2.1
                              ------ -----  ------ -----
                              $363.8 100.0% $521.5 100.0%
                              ====== =====  ====== =====

 Maturity and Duration of Portfolio

   The Company's investment guidelines specify a one to four year duration for the Company's investment portfolio, reflecting the need to maintain a liquid, short duration portfolio to assure the Company's ability to pay claims on a timely basis. The Company currently has a target duration for the portfolio of three years and, at September 30, 1999, the modified average duration of the portfolio was 1.8 years. The Company expects to periodically reevaluate the target duration in light of market conditions, including the level of interest rates, and estimates of the duration of its liabilities.

                                    10K-12

   The following table summarizes the contractual maturities of the Company's fixed maturity portfolio as of September 30, 1999 and 1998 (dollars in millions):

                                        September 30,
                                  --------------------------
                                      1999          1998
                                  ------------  ------------
                                   Fair  % of    Fair  % of
         Rating                   Value  Total  Value  Total
         ------                   ------ -----  ------ -----
         Due in less than one
          year................... $ 12.0   3.3% $ 24.8   4.8%
         Due in one to five
          years..................  309.5  85.1   348.9  66.9
         Due in five to ten
          years..................   42.3  11.6   117.6  22.6
                                  ------ -----  ------ -----
                                   363.8 100.0   491.3  94.3
         Mortgage-backed
          securities.............    0.0   0.0    30.2   5.7
                                  ------ -----  ------ -----
                                  $363.8 100.0% $521.5 100.0%
                                  ====== =====  ====== =====

 Equity Securities/Real Estate

   Pursuant to the Company's investment guidelines, the Company's investment portfolio may not contain any direct investments in real estate, mortgage loans or equity securities.

 Foreign Currency Exposures

   As at September 30, 1999, all of the Company's fixed maturity portfolio was denominated in U.S. dollars. The investment guidelines allow up to 5% of the market value of the portfolio at the time of purchase to be invested in hedged international bonds. Under this type of investment, the currency risk is negated through the use of forward contracts with the Company only being exposed to the interest rate risk on the bond purchased.

   In an effort to manage other areas of exposure to foreign currency exchange rate fluctuations, the Company from time to time enters into foreign exchange contracts. These contracts generally involve the exchange of one currency for U.S. dollars at some future date. At September 30, 1999 and 1998, the Company had no principal amounts outstanding under foreign exchange contracts. See "Quantitative and Qualitative Disclosure About Market Risk."

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

Competition

   The property catastrophe reinsurance industry is highly competitive. The Company competes, and will continue to compete, with major U.S. and non-U.S. insurers and property catastrophe reinsurers, including other

                                    10K-13

Bermuda-based property catastrophe reinsurers and CNA. Some of these competitors have greater financial and organizational resources than the Company. A recent trend in the property catastrophe reinsurance industry has been the utilization of the capital markets in structuring reinsurance agreements using catastrophe bonds, swaps and other types of derivative instruments. There may be established or new companies of which the Company is not aware who may be planning to enter the property catastrophe reinsurance market or existing reinsurers who may be planning to raise additional capital. In addition, Lloyd's began to allow capital from corporate investors in 1994. Competition in the types of reinsurance business that the Company underwrites is based on many factors, including rates and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment and reputation, the perceived financial strength and experience of the reinsurer in the line of reinsurance to be written.

   LaSalle Re currently has a rating of "A" (Excellent) from A.M. Best, which represents the fourth highest in the rating scale used by A.M. Best. LaSalle Re currently has a claims paying ability rating from S&P of "A-", which represents the seventh highest in the rating scale used by S&P. These ratings are based on factors of concern to cedents and brokers and are not directed toward the protection of investors. These ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. Insurance ratings are one factor used by brokers and cedents as a means of assessing the financial strength and quality of reinsurers. In addition, a cedent's own rating may be adversely affected by the lack of a rating of its reinsurer. Therefore, a cedent may elect to reinsure with a competitor of the Company that has a higher insurance rating. Similarly, the lowering or loss of a rating in the future could adversely affect the Company's ability to compete.

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

Employees

   As of December 1, 1999, the Company employed 32 people. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements, and the Company knows of no current efforts to implement such agreements at the Company.

Regulation

 Bermuda

   The Insurance Act 1978, as amended, and related regulations (the "Insurance Act"). As a holding company, the Company is not subject to Bermuda insurance regulations. However, LaSalle Re and LaSalle Re Capital are regulated by the Insurance Act, which provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Minister of Finance. Under the Insurance Act, insurance business includes reinsurance business. The Minister, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an

                                    10K-14
applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister may impose at any time.

   The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. LaSalle Re is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act.

   The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister powers to supervise, investigate and intervene in the affairs of insurance companies. Although LaSalle Re Capital is governed by the Insurance Act, it is exempted from complying with most of the filings required to be made by insurance companies by section 57 of the Insurance Act.

   Significant aspects of the Bermuda insurance regulatory framework are set forth below.

   Cancellation of Insurer's Registration. An insurer's registration may be canceled by the Minister on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or, if in the opinion of the Minister after consultation with the Insurance Advisory Committee appointed by the Minister, the insurer has not been carrying on business in accordance with sound insurance principles.

   Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer. In the case of LaSalle Re, both the statutory financial statements and the statutory financial return are required to be filed annually with the Registrar of Companies, who is the chief administrative officer under the Insurance Act. The independent auditor of the insurer must be approved by the Minister and may be the same person or firm that audits the insurer's financial statements and reports for presentation to its shareholders.

   Loss Reserve Specialist. As a Class 4 insurer, LaSalle Re is required to submit an annual loss reserve opinion when filing the annual statutory financial return. This opinion must be issued by a loss reserve specialist. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the Minister.

   Statutory Financial Statements. An insurer must prepare statutory financial statements annually. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements, which include, in statutory form, a balance sheet, income statement, statement of capital and surplus and detailed notes thereto. The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act 1981 of Bermuda (the "Companies Act"), which financial statements may be prepared in accordance with GAAP. LaSalle Re is required to submit the statutory financial statements as part of the annual statutory financial return. However, the statutory financial statements and the statutory financial return do not form part of the public records maintained by the Registrar.

   Annual Statutory Financial Return. LaSalle Re is required to file annually with the Registrar a statutory financial return no later than four months after its financial year end unless specifically extended. The statutory financial return includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer; a declaration of the statutory ratios; a solvency certificate; the statutory financial statements themselves; the opinion of the approved loss reserve specialist and certain details concerning ceded reinsurance. The solvency certificate and the declaration of the statutory ratios must be signed by the principal representative and at least two directors of LaSalle Re who are required to state whether the minimum solvency margin and, in the case of the solvency certificate, the minimum liquidity ratio have been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for them to so state

                                    10K-15
and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act. The statutory financial return must include the opinion of the loss reserve specialist in respect of the loss and loss expense provisions of LaSalle Re. Where LaSalle Re's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

   Minimum Solvency Margin. The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin, which varies with the type of business and class of registration of the insurer and the insurer's net premiums written and loss reserve level. As a registered Class 4 insurer, LaSalle Re is required to maintain a minimum solvency margin equal to the greatest of (1) $100 million, (2) 50% of its net premiums written (without deducting more than 25% of gross premiums written when computing net premiums written) and (3) 15% of its loss and other certain insurance reserves. At September 30, 1999, LaSalle Re's actual statutory capital and surplus was $446.9 million, compared to its minimum solvency margin requirement of $100 million.

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

   If it appears to the Minister that there is a risk of the insurer becoming insolvent or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Minister may direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize certain investments; to maintain in or transfer to the custody of a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments; and/or to limit its premium income.

   Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of LaSalle Re is at the Company's offices at 25 Church Street, Hamilton HM 12 Bermuda, and Clare E. Moran is the principal representative of LaSalle Re. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that a reportable "event" has occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to him. Examples of such a reportable "event" include failure by the reinsurer to comply substantially with a condition imposed upon the reinsurer by the Minister relating to a solvency margin or a liquidity or other ratio.

   Class 4 Insurer. LaSalle Re is registered as a Class 4 insurer and, as such: (1) is required to maintain a minimum statutory capital and surplus equal to the greatest of $100 million, 50% of its net premiums written (without deducting more than 25% of gross premiums written when computing net premiums written) and 15%

                                    10K-16
of its loss and other insurance reserves; (2) is required to file annually within four months following the end of the relevant financial year with the Registrar, inter alia, a statutory financial return together with a copy of its annual statutory financial statements and an opinion of a loss reserve specialist in respect of its loss and loss expense provisions; (3) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, LaSalle Re will be prohibited, without the approval of the Minister, from declaring or paying any dividends during the next financial year); (4) is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the Registrar an affidavit stating that it will continue to meet the required margins; (5) is prohibited, without the prior approval of the Minister, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements; and (6) is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred to file with the Minister a written report containing certain information.

   Certain Other Considerations. As "exempted" companies, the Company, LaSalle Re and LaSalle Re Capital may not, without the express authorization of the Bermuda legislature or a license granted by a Minister, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (except that required for its business and held by way of lease or tenancy agreement for a term not exceeding 50 years or that used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Minister for a term not exceeding 21 years); (2) the taking of mortgages on land in Bermuda in excess of $50,000; or (3) the carrying on of business of any kind in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of business carried on outside Bermuda.

   The Bermuda government encourages foreign "entities" like the Company that are based in Bermuda but do not operate in competition with local businesses. As well as having no restrictions on the degree of non-Bermudian ownership, the Company, LaSalle Re and LaSalle Re Capital are not currently subject to taxes on their income or dividends or to any foreign exchange controls in Bermuda. In addition, there currently is no capital gains tax in Bermuda, and profits can be accumulated by the Company, LaSalle Re and LaSalle Re Capital, as required, without limitation under general Bermuda law.

   The Companies Act prohibits a company from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that (1) the company is, or would after the payment be, unable to pay its liabilities as they come due; or (2) the realizable value of the company's assets would thereby be less than the aggregate of its liabilities and shareholders' equity. This restriction applies to the Company, LaSalle Re and LaSalle Re Capital as Bermuda exempted companies.

 LaSalle Re Capital

   LaSalle Re Capital became a Corporate Member of Lloyd's in December 1996 and commenced underwriting effective January 1, 1997. LaSalle Re Capital is only licensed to carry on business related to Lloyd's. As a Corporate Member, LaSalle Re Capital is subject to the regulatory jurisdiction of the Council of Lloyd's (the "Council"). Unlike other financial markets in the U.K., Lloyd's is not currently subject to direct U.K. government regulation under The Financial Services Act of 1986 (although this position is due to change during the year 2000 as explained below). Instead, Lloyd's is self regulating by virtue of The Lloyd's Act of 1982, through bye-laws, regulations and codes of conduct prescribed by the Council, which governs the market. Under the Council, there are two boards, the Market Board and the Regulatory Board. The Market Board is led by working members of the Council and is responsible for strategy and policy signing. The Regulatory Board is responsible for the regulation of the market, compliance and the protection of policyholders.

                                    10K-17

   As a Corporate Member of Lloyd's, LaSalle Re Capital is required to file audited financial statements and an annual return, which is part of the annual declaration of compliance process. The annual declaration of compliance sets out the financial position of the Corporate Member and confirms details of its directors and controllers. In addition, LaSalle Re Capital is required to file an audited solvency return either confirming the value of funds at Lloyd's ("FAL") held by the member as at the previous December 31, or that it held no FAL at that date. Lloyd's will compare the value of a Corporate Member's FAL derived from the solvency return with its underwriting assets and liabilities as reported by the syndicates on which it participates. Where a negative solvency position is disclosed, the Corporate Member is required to provide sufficient additional funds to cover the shortfall. As at December 1, 1999, LaSalle Re Capital had filed a solvency return for the 1997 and 1998 underwriting years.

   Regulation of the Lloyd's market is due to change during the year 2000, once the Financial Services and Markets Bill (the "Bill") has been enacted. The Bill will implement substantial reform of the regulation of the entire financial services industry in the United Kingdom and includes provision for the regulation by the new Financial Services Authority (the "FSA") of the Society of Lloyd's itself and the Lloyd's market. When the Bill becomes law, the regulatory functions currently carried out by the Council will be split into two categories: those that will in future be carried out directly by the FSA and those in respect of which the FSA will require Lloyd's to continue to exercise its powers under FSA direction. Within the latter category will be the prudential supervision of Lloyd's insurance business by the fixing and monitoring of compliance with solvency requirements. In relation to this and other areas of delegated authority, the FSA will require Lloyd's to exercise its powers under the supervision of, and in accordance with standards and guidance to be prescribed by, the FSA and will monitor Lloyd's to ensure that it does so.

   Under the terms of its license as a "member of a recognised association of underwriters" under the Bermuda Insurance Act, LaSalle Re Capital is required to meet and maintain the solvency requirements of Lloyd's. LaSalle Re Capital is also required to send to the Bermuda Registrar of Companies, within 30 days after submission of the annual solvency return and declaration of compliance to Lloyd's, a copy of those documents together with a copy of the audited annual statements of each of the syndicates in which LaSalle Re Capital participates. Further, LaSalle Re Capital must also appoint and maintain a principal representative in Bermuda.

 United States, United Kingdom and Other

   LaSalle Re is registered as an insurer and is subject to regulation and supervision in Bermuda. LaSalle Re is not admitted or authorized to do business in any jurisdiction except Bermuda. The insurance laws of each state of the United States do not directly regulate the sale of reinsurance within their jurisdictions by alien insurers, such as LaSalle Re. Nevertheless, the sale of reinsurance by alien reinsurers, such as LaSalle Re, to insurance companies domiciled or licensed in United States jurisdictions is indirectly regulated by state "credit for reinsurance" laws that operate to deny financial statement credit to ceding insurers unless the non-admitted alien reinsurer posts acceptable security for ceded liabilities and agrees to prescribed contract provisions, such as insolvency and intermediary clauses. The Company conducts its business at its principal offices in Bermuda and does not maintain an office in the United States, and its personnel do not solicit, advertise, settle claims or conduct other insurance activities in the United States. All policies are issued and delivered and premiums are received outside the United States. The Company does not believe that it is subject to the insurance laws of any state in the United States. From time to time, there have been congressional and other initiatives in the United States regarding the supervision and regulation of the insurance industry, including proposals to supervise and regulate alien reinsurers. While none of these proposals have been adopted to date on either the federal or state level, there can be no assurance that federal or state legislation will not be enacted subjecting the Company to supervision and regulation in the United States, which could have a material adverse effect on the Company. In addition, no assurance can be given that if the Company were to become subject to any laws of the United States or any state thereof or of any other country at any time in the future, it would be in compliance with such laws.

                                    10K-18

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

ITEM 3. LEGAL PROCEEDINGS

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of shareholders of the Company during the fourth fiscal quarter of the fiscal year ended September 30, 1999.

                       EXECUTIVE OFFICERS OF THE COMPANY

   Set forth below are the names, ages, positions and certain other information concerning the current executive officers of the Company.

      Name                Age                   Position
      ----                ---                   --------
      Guy D. Hengesbaugh.  41 President and Chief Executive Officer
                              Senior Vice President and Chief Underwriting
      Mark C. Stockton...  40 Officer
      Clare E. Moran.....  31 Senior Vice President, Treasurer and Interim
                              Chief Financial Officer

   Guy D. Hengesbaugh was promoted to President and Chief Executive Officer of the Company and LaSalle Re in July 1999. He previously served as Executive Vice President and Chief Underwriting Officer of the Company since its organization in September 1995, President and Chief Operating Officer of LaSalle Re since September 1998, and Executive Vice President and Chief Underwriting Officer of LaSalle Re from its organization in October 1993 to September 1998. Mr. Hengesbaugh is a director of LaSalle Re and of R.V.I. Guaranty Co. Ltd., a Bermuda-based residential insurer. He has 14 years of experience in underwriting management in Chicago, London and Bermuda.

   Mark C. Stockton was promoted to Senior Vice President and Chief Underwriting Officer in July 1999. He previously served as a Vice President of the Company since January 1996. He joined the Company as an Assistant Vice President and Underwriter in November 1994. Mr. Stockton has 21 years of experience in the reinsurance industry, working in the London market until his arrival in Bermuda in 1994. He holds the title of Chartered Insurer and qualified as an Associate of the Chartered Insurance Institute in 1985.

   Clare E. Moran was promoted to the position of Senior Vice President, Treasurer and Interim Chief Financial Officer in October 1999. She previously served as Vice President, Finance, since September 1998. Ms. Moran joined the Company in July 1995 as Assistant Controller. Prior to joining the Company, she was employed by KPMG Peat Marwick in Bermuda, where she specialized in reinsurance and insurance. Miss Moran qualified as a Chartered Accountant in the U.K. in 1991.

                                    10K-19

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS

   The Common Shares are quoted on The New York Stock Exchange under the symbol "LSH".

   The following table sets forth, for the periods indicated, the high and low sale prices for the Common Shares as reported by The New York Stock Exchange.

                                                                   High   Low
                                                                  ------ ------
      Quarter ended December 31, 1998............................ $25.88 $19.50
      Quarter ended March 31, 1999...............................  22.25  14.75
      Quarter ended June 30, 1999................................  18.25  12.12
      Quarter ended September 30, 1999...........................  18.38  13.63

      Quarter ended December 31, 1997............................ $35.63 $32.00
      Quarter ended March 31, 1998...............................  42.00  31.13
      Quarter ended June 30, 1998................................  42.25  34.88
      Quarter ended September 30, 1998...........................  39.06  26.63

   As of December 1, 1999, there were 158 holders of record of the Common
Shares.

   The following table sets forth for the fiscal quarters of the two most recent fiscal years all dividends declared during each such period.

             Fiscal year ended                                              Dividend
               September 30,               Fiscal quarter                   per share
             -----------------            ----------------                  ---------
             1999                         First quarter...                   $0.375
                                          Second quarter..                   $0.375
                                          Third quarter...                   $0.375
                                          Fourth quarter..                   $0.000

             1998                         First quarter                      $0.750
                                          Second quarter..                   $0.750
                                          Third quarter...                   $0.750
                                          Fourth quarter..                   $0.750

   On April 21, 1999, the Company announced its intention to discontinue its formula-based policy of paying 50% to 60% of the amount by which its net income (before minority interest) from the prior fiscal year exceeds the amount of dividends payable on preferred shares of the Company in the current fiscal year as dividends to holders of Common Shares and Exchangeable Non Voting shares.

   The actual amount and timing of any future dividends is at the discretion of the Board and is dependent upon the profits and financial requirements of the Company, as well as loss experience, business opportunities and any other factors that the Board deems relevant. In addition, if the Company has funds available for distribution, it may nevertheless determine that such funds should be retained for the purposes of replenishing capital, expanding premium writings or other purposes. There can be no assurance that the Company will declare or pay any dividends.

   The Company is a holding company whose principal source of income is cash dividends and other permitted payments from LaSalle Re. The payment of dividends by LaSalle Re to the Company is restricted under Bermuda law and regulation, including Bermuda insurance law. Under the Insurance Act, LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files with the Bermuda Registrar of Companies an affidavit (at least 7 days before payment of such dividends) stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements and from declaring or paying

                                    10K-20
any dividends without the prior approval of the Minister of Finance if it failed to meet its required margins on the last day of the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends which would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act from reducing its opening total statutory capital by 15% or more without the prior approval of the Minister of Finance.

ITEM 6. SELECTED FINANCIAL DATA

   Information with respect to this item may be found in the section captioned "Selected Financial Data" contained in the 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   The following is a discussion and analysis of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and related notes.

Results of Operations

 Year Ended September 30, 1999 Compared with Year Ended September 30, 1998

   Gross premiums written for the year ended September 30, 1999 were $139.0 million compared to $155.3 million for the year ended September 30, 1998, a decrease of 10.5%. The table below summarizes the Company's gross premiums written by line of business (expressed in millions of dollars).

                                             Year ended    Year ended
                                            September 30, September 30,
                                                1999          1998      Change
                                            ------------- ------------- ------
Reinsurance segment:
U.S. property catastrophe..................    $ 52.1        $ 55.2     $ (3.1)
International property catastrophe.........      40.4          49.0      ( 8.6)
                                               ------        ------     ------
Total property catastrophe.................      92.5         104.2      (11.7)
Other lines................................      20.8          30.0       (9.2)
Fronted premiums, reinstatements,
 adjustments and no claims bonuses.........       3.3           0.1        3.2
                                               ------        ------     ------
                                                116.6         134.3      (17.7)
Lloyd's segment:
LaSalle Re Capital.........................      22.4          21.0        1.4
                                               ------        ------     ------
Total gross premiums written...............    $139.0        $155.3     $(16.3)
                                               ======        ======     ======

   The Company's property catastrophe book experienced a reduction in gross premiums written of $11.7 million for the year ended September 30, 1999 compared to the year ended September 30, 1998. Of this reduction, 73.5% or $8.6 million related to a decline in the level of gross premiums written on the international book of business. In turn, $6.9 million of this reduction resulted from the Company's reduction of its line sizes on two international quota share contracts. During the year ended September 30, 1999, the Company experienced a change in the mix of international property catastrophe business assumed, with the Company reducing its line sizes on pro rata contracts and increasing gross premiums written from direct business. The Company has placed an emphasis on accessing clients directly because pro rata contracts have a less efficient cost structure. The remaining reduction on the property catastrophe book of business was due to continuing competitive rates. Based on the Company's experience, rates for U.S. and international property catastrophe business written in the year ended September 30, 1999 were approximately 7.5% to 10% and 12.5% to 15%, respectively, below those experienced in the year ended September 30, 1998. Because of these reduced rates, premiums were lower in comparison to those written in the year ended September 30, 1998, and the Company chose not to renew contracts in some cases where it considered business to be underpriced.

                                    10K-21

   For the year ended September 30, 1999, gross premiums written in other lines of business, including LaSalle Re Capital, totaled $43.2 million, or 31.1% of gross premiums written, compared to $51.0 million, or 32.8% of gross premiums written, for the year ended September 30, 1998. The decrease was primarily due to reduced gross premiums written in property pro-rata due to cancelled contracts and a reduction in the line sizes written on satellite business.

   The reduction in gross premiums written was partly offset by an increase of $3.3 million in the aggregate level of fronted premiums, reinstatements, adjustments and no claims bonuses written in the year ended September 30, 1999 compared to the year ended September 30, 1998. This increase was principally due to fronting arrangements, entered into in the fiscal year ended September 30, 1999, which produced $3.1 million of gross premiums written. These fronting arrangements were primarily provided for three companies: two of these companies have claims paying ratings from S&P of "A-"; the other company is rated "A" by A.M. Best.

   Premiums ceded for the year ended September 30, 1999 were $28.2 million compared to $7.8 million in the year ended September 30, 1998. Of the $20.4 million increase, $8.1 million was ceded to a property catastrophe quota share arrangement with CNA Re, $3.0 million related to fronting arrangements and $5.2 million related to increased premiums ceded through LaSalle Re Capital. In addition, the Company continued to purchase various reinsurance protections because of the current pricing environment.

   As a result of the above, net premiums written for the year ended September 30, 1999 were $110.8 million compared to $147.5 million for the year ended September 30, 1998.

   Net premiums earned for the year ended September 30, 1999 were $126.6 million compared to $154.6 million for the same period in 1998. The decline in premiums earned of $28.0 million was due to two factors: an increase in ceded premiums amortized from $6.1 million for the year ended September 30, 1998 to $18.5 million for the year ended September 30, 1999 and a continued decrease in the level of gross premiums written on the Company's core property catastrophe business. Premiums on property catastrophe excess of loss contracts are earned over the period coverage is provided, which is generally 12 months. Under proportional property catastrophe contracts, with the risks underlying the contracts incepting throughout the contract period, premiums are generally earned over 18 months. Premiums on other lines of business are earned over the period for which coverage is provided, which generally ranges between 12 months and 60 months. Premiums written by LaSalle Re Capital are earned over a period of 18-24 months from the inception date of the underlying contracts.

   Net investment income remained reasonably constant for the years ended September 30, 1999 and September 30, 1998 at $33.8 million and $34.3 million, respectively. Annualized investment income as a percentage of the average market value of invested assets was 5.6% for the year ended September 30, 1999 compared to 6.0% for the year ended September 30, 1998. The decrease in the investment income generated from the investment portfolio of $2.2 million was primarily attributable to lower market yields. This decrease was partly offset by income generated on an equity account maintained in accordance with the terms of the Company's multi-year excess of loss reinsurance program and investment income from LaSalle Re Capital.

   Net realized gains on investments were $0.6 million for the year ended September 30, 1999 compared to $5.6 million for the year ended September 30, 1998. During the year ended September 30, 1999, the Company sold longer maturity bonds and reinvested the proceeds in shorter maturity bonds and money market instruments. This measure was designed to protect the total returns on the portfolio in an increasing yield environment. In this environment, the unrealized gain on the investment portfolio declined from $13.8 million at September 30, 1998 to a loss of $4.1 million at September 30, 1999. The Company anticipates that the measure taken to shorten interest rate sensitive assets will reduce the potential for significant capital gains while generating future income returns at money market rates or better. The gains in the year ended September 30, 1999 resulted primarily from a credit spread enhancement exercise undertaken during the period. In addition, the Company realized small gains on the sale of bonds with Far East and Asian exposure.

                                    10K-22

   The following table sets forth the Company's combined ratios for the years ended September 30, 1999 and 1998:

                                                     September 30, September 30,
                                                         1999          1998
                                                     ------------- -------------
      Loss and loss expense ratio...................    103.6%         61.8%
      Expense ratio.................................     26.5%         20.4%
      Combined ratio................................    130.1%         82.2%

   Losses and loss expenses incurred represent losses paid and reserves established in respect of specific losses and loss expenses reported by cedents and expected loss development and additions to incurred-but-not-reported loss reserves.

   The Company incurred losses and loss expenses, net of recoveries, of $131.1 million during the year ended September 30, 1999 compared with $95.5 million during the year ended September 30, 1998. Of the losses incurred for the year ended September 30, 1999, a significant portion related to the strengthening of prior year reserves. Approximately $14.5 million was incurred in respect of Hurricane Georges, which occurred in September 1998. In addition, the Company recorded approximately $14 million of additional case reserves for large reported losses. These losses arose from causes that could not have been reasonably anticipated when the Company established its incurred-but-not-reported loss reserves. Included in the additional case reserves was a loss of $6.5 million on a property stop loss contract. This contract had an incidental auto warranty coverage component that produced a full limit loss to the contract. Also included were losses of $4.5 million on auto property damage stop loss contracts. Given the Company's recent loss experience, the Company reviewed the assumptions used in setting incurred-but-not-reported loss reserves. These assumptions have been revised to reflect both new information and a more prudent reserving philosophy. As a result, the Company recorded an additional $16 million of incurred-but-not-reported losses during the year ended September 30, 1999. These reserves relate to all lines of business written by the Company. Losses and loss expenses, net of recoveries, incurred on events that occurred during the year ended September 30, 1999 include $6.0 million related to an Australian hailstorm, $6.0 million related to Oklahoma tornadoes, $6.9 million related to Hurricane Floyd, $2.6 million related to the Turkish earthquake and $4.1 million related to Typhoon Olga. The main components of losses and loss expenses incurred during the year ended September 30, 1998 related to Hurricane Georges and claims derived from adverse weather conditions, aggregate stop loss protection losses, satellite failures and various risk losses.

   Effective on October 1, 1998, the Underwriting Services Agreement, under which CNA Bermuda had provided the Company with underwriting services, was terminated. On that date, all of the personnel assigned to the Company by CNA Bermuda became employees of the Company and the underwriting function formerly performed by CNA Bermuda was assumed by the Company directly. In connection with the termination of the Underwriting Services Agreement, the Company entered into an Underwriting Support Services Agreement with CNA Re Services Company and CNA Bermuda. With effect from October 1, 1998, LaSalle Re has agreed to pay an annual retainer of $0.3 million and an underwriting profit commission equal to 1.67% of the aggregate net underwriting profits of LaSalle Re, where specified conditions are met. For the 1998 fiscal year, LaSalle Re paid fees under the Underwriting Services Agreement at a rate of 1.5% of the gross written and collected premium per fiscal year; and an underwriting profit commission equal to 4.0% of the aggregate net underwriting profits of LaSalle Re, where specified conditions were met.

   Underwriting expenses as a percentage of net premiums earned were 17.5% for the year ended Septermber 30, 1999 compared to 14.6% for the year ended September 30, 1998. The increase in the ratio of 2.9% was primarily due to the increased amount of amortized ceded reinsurance that reduced net premiums earned. Underwriting expenses as a percentage of gross premiums earned were 15.5% for the year ended September 30, 1999 compared to 14.1% for the year ended September 30, 1998.

                                    10K-23

   As a percentage of gross earned premiums, fees accrued pursuant to the Underwriting Support Services Agreement decreased from 2.2% for the year ended September 30, 1998 to 1.0% for the year ended September 30, 1999. This decrease was offset by the inclusion of the underwriters' compensation cost in underwriting expenses following their transfer to the Company. This has increased the ratio of underwriting expenses to gross premiums earned by 1.6%. For the year ended September 30, 1999, the Company's brokerage, ceding and profit commissions increased to 12.8% of gross premiums earned from 11.8% for the corresponding period in 1998. The increase was partly due to the effect of increased earned premiums on the business underwritten by LaSalle Re Capital, whose expense ratio was approximately 20%, and an increase in the average cost of property catastrophe proportional business.

   Operational expenses were $11.4 million for the year ended September 30, 1999 compared to $8.9 million for the year ended September 30, 1998. As a percentage of net premiums earned, operational expenses were 9.0% during the year ended September 30, 1999 compared to 5.8% for the year ended September 30, 1998. The increase in operational expenses of $2.5 million was principally due to an increase in the level of executive compensation booked. During the year ended September 30, 1999, the Company recorded a credit of $1.5 million in respect of stock appreciation rights compared to a credit of $0.6 million during the year ended September 30, 1998. This reduction was offset by increased compensation costs of approximately $2.1 million, due in part to additional compensation costs following the change in the CNA Underwriting Services Agreement, a change in the method of compensating employees and the payment of severance costs. The remaining increase in expenses of $1.3 million was due to additional costs relating to travel, staff recruitment, software modeling and LaSalle Re Capital.

   The Company incurred corporate expenses of $0.8 million during the year ended September 30, 1999 compared to $0.5 million for the year ended September 30, 1998. The costs incurred in the year ended September 30, 1999 related to costs associated with the Company's investigation of potential transactions and the preparation and filing of a registration statement for an offering of preferred shares. The registration statement was subsequently withdrawn prior to becoming effective. The costs incurred in the year ended September 30, 1998 related to costs associated with the Company's investigation of potential transactions.

   Interest expense was $1.7 million for the year ended September 30, 1999 compared to $1.9 million for the year ended September 30, 1998. Interest expense primarily included financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract and other interest expenses related to the ongoing commitment fees payable on the Company's credit facility. As at September 30, 1999, there were no borrowings outstanding under this facility.

   The Company's losses per Common Share were $(0.61) for the year ended September 30, 1999 compared to earnings per Common Share of $3.06 for the year ended September 30, 1998. Losses per Common Share assuming dilution were $(0.61) for the year ended September 30, 1999 compared to earnings per Common Share of $2.80 for the year ended September 30, 1998.

                                    10K-24

 Year Ended September 30, 1998 Compared with Year Ended September 30, 1997

   Gross premiums written decreased 9.4% to $155.3 million for the year ended September 30, 1998 from $171.4 million for the year ended September 30, 1997. The table below summarizes the Company's gross premiums written by line of business (expressed in millions of dollars).

                                             Year ended    Year ended
                                            September 30, September 30,
                                                1998          1997      Change
                                            ------------- ------------- ------
      Reinsurance segment:
      U.S. property catastrophe............    $ 55.2        $ 71.6     $(16.4)
      International property catastrophe...      49.0          73.1      (24.1)
                                               ------        ------     ------
      Total property catastrophe...........     104.2         144.7      (40.5)
      Other lines..........................      30.0          22.9        7.1
      Reinstatements, adjustments and no
       claims bonuses......................       0.1         (10.3)      10.4
                                               ------        ------     ------
                                                134.3         157.3      (23.0)
      Lloyd's segment:
      LaSalle Re Capital...................     21.00          14.1        6.9
                                               ------        ------     ------
      Total gross premiums written.........    $155.3        $171.4     $(16.1)
                                               ======        ======     ======

   The overall decrease in gross premiums written was primarily due to a 28.0% reduction in gross premiums written in the Company's core property catastrophe business from $144.7 million for the year ended September 30, 1997 to $104.2 million for the year ended September 30, 1998. Of this reduction, approximately 60.0% related to the international property catastrophe book and 40.0% related to the U.S. property catastrophe book. The reduction was greater in the international property catastrophe book because the Company reduced its line sizes on some proportional treaties pursuant to its policy of reducing aggregate exposures in a declining rate environment. This accounted for approximately $7.7 million of the decrease in the international property catastrophe book. Approximately 25% of the decrease in the U.S. property catastrophe book related to a multi-year contract that was written in the year ended September 30, 1997 for which no written premium was recorded in the year ended September 30, 1998. The remaining decrease in the total property catastrophe book was due to continuing competitive rates. Based on the Company's experience, rates for property catastrophe business written in the year ended September 30, 1998 were approximately 15% and 10% below those experienced in the year ended September 30, 1997 for international and U.S. property catastrophe business, respectively. Because of these reduced rates, premiums were lower in comparison to those written in the year ended September 30, 1997, and the Company chose not to renew contracts in some cases where it considered business to be underpriced. For the year ended September 30, 1998, the Company experienced a 6.3% reduction in the number of property catastrophe contracts written from 1,000 in the year ended September 30, 1997 to 937 contracts for the year ended September 30, 1998.

   The decline in gross premiums written by the Company was partially offset by an increase of $14.0 million in respect of gross premiums written in other non-property catastrophe lines. The increase was primarily due to increased gross premiums written by LaSalle Re Capital, which commenced underwriting as a corporate member of Lloyd's in January 1997, the second quarter of the 1997 fiscal year. For the year ended September 30, 1998, LaSalle Re Capital wrote gross premiums of $21.0 million compared to $14.1 million for the year ended September 30, 1997. Also, the Company increased the size of its terrorism and political risks book, which accounted for approximately $1.0 million of gross premiums written for the year ended September 30, 1997 compared with approximately $4.4 million for the year ended September 30, 1998.

   In addition, for the year ended September 30, 1997, $10.3 million relating to adjustment premiums, reinstatement premiums and no claims bonuses produced a reduction in gross premiums written. In the year

                                    10K-25
ended September 30, 1998, there was a positive adjustment to gross premiums written of $0.1 million. This was principally due to insignificant premium adjustments and, as a result of increased loss activity, to increased reinstatement premiums and lower no claims bonuses.

   Premiums ceded for the year ended September 30, 1998 were $7.8 million compared to $7.7 million for the year ended September 30, 1997. These ceded premiums related to reinsurance protection purchased by LaSalle Re with effect from January 1, 1997 and to various reinsurance protections purchased by LaSalle Re Capital. Ceded premiums amortized increased from $1.9 million in the year ended September 30, 1997 to $6.1 million for the year ended September 30, 1998. This increase was due primarily to the reinsurance protections purchased by LaSalle Re Capital, which were amortized in line with the premiums earned by LaSalle Re Capital.

   Net premiums earned decreased 5.7% to $154.6 million for the year ended September 30, 1998 from $163.9 million for the year ended September 30, 1997. This decrease was the result of reduced premiums earned on the Company's core property catastrophe business that were partially offset by increased earned premiums on the business written by LaSalle Re Capital.

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

   Net realized gains on investments were $5.6 million for the year ended September 30, 1998 compared to $0.6 million for the year ended September 30, 1997. During the year ended September 30, 1998, the Company realized gains on investments as part of an exercise undertaken to increase the credit quality of the portfolio. In addition, during the last quarter of the year ended September 30, 1998, the Company took advantage of market conditions by realizing some of the large unrealized gains in the portfolio. The proceeds from this exercise were reinvested in securities with marginally lower yields.

   Other income was derived from a contract under which the Company provided certain reinsurance related services. This contract was not renewed on January 1, 1998.

   The following table sets forth the Company's combined ratios for the years ended September 30, 1998 and 1997:

                                    September 30, September 30,
                                        1998          1997
                                    ------------- -------------
         Loss and loss expense
          ratio....................     61.8%         19.0%
         Expense ratio.............     20.4%         23.6%
         Combined ratio............     82.2%         42.6%

   Losses and loss expenses incurred increased 206.2% from $31.2 million for the year ended September 30, 1997 to $95.5 million for the year ended September 30, 1998. This increase was due to an increase in the number of worldwide catastrophic events that affected the Company during the year ended September 30, 1998. The largest loss event to affect the Company was Hurricane Georges, which occurred in September 1998. The Company established a $25 million loss provision for this event that represented 26% of the losses incurred for the year ended September 30, 1998. In addition, throughout the year ended September 30, 1998, the Company incurred losses in respect of various weather-related events, notably U.K. Midland floods ($7.0 million), Canadian winter freeze ($4.3 million) and various U.S. storms ($2.4 million). The Company sustained a number of claims relating to aggregate stop loss and excess of loss contracts, which accounted for approximately $16.8 million, or 18%, of losses incurred. A large percentage of these aggregate losses incurred in the year ended September 30, 1998 related to losses that had occurred in prior years. This was due to the extended loss reporting

                                    10K-26
periods on these contracts, a number of which had a period of 24 months after the expiry of the contract within which to report losses. Also, as a result of increasing other lines of business, the Company incurred losses relating to LaSalle Re Capital ($5.0 million), satellite coverages ($3.0 million), various risk excess coverages ($3.0 million) and political risks coverages ($1.7 million). As a result of the current year loss activity, the Company increased the level of incurred-but-not-reported reserves. Losses and loss expenses incurred during the year ended September 30, 1997 primarily included $12.0 million for floods in Eastern Europe, $6.1 million in respect of various international windstorms and winter storm activity in the United States and $4.6 million adverse development on Hurricane Fran (which occurred in September 1996).

   Underwriting expenses decreased 12.9% from $26.0 million for the year ended September 30, 1997 to $22.7 million for the year ended September 30, 1998. As a percentage of net premiums earned, underwriting expenses were 14.6% for the year ended September 30, 1998 compared to 15.9% for the year ended September 30, 1997. Fees accrued pursuant to the Underwriting Services Agreement as a percentage of net premiums earned decreased to 2.3% for the year ended September 30, 1998 from 4.0% for the year ended September 30, 1997. This decrease was due to the higher loss activity and lower premium earnings in the year ended September 30, 1998 compared with the year ended September 30, 1997. The Company's level of brokerage fees and ceding commissions increased to 12.3% of net premiums earned for the year ended September 30, 1998 from 11.8% of net premiums earned for the year ended September 30, 1997. The increase was partly due to an increase in earned premiums written by LaSalle Re Capital, whose expense ratio was approximately 20%, and partly due to an increase in the average cost of writing proportional business.

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

   Corporate expenses decreased 72.2% from $1.8 million for the year ended September 30, 1997 to $0.5 million for the year ended September 30, 1998. The costs incurred in the year ended September 30, 1998 related to costs associated with the Company's investigation of potential merger and acquisition transactions. Corporate expenses for the year ended September 30, 1997 included costs associated with the Secondary Offering, the Preferred Offering, the Tender Offer, the formation costs of LaSalle Re Capital, the Company's move to the New York Stock Exchange and fees incurred with respect to the CatEPut. Corporate expenses do not include the underwriting discounts associated with the various offerings. These costs were borne by the selling shareholders in the Secondary Offering. In respect of the Preferred Offering, the underwriting discount was charged to additional paid-in capital.

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

                                    10K-27

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

   LaSalle Re's sources of funds consist of net premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, brokerage, commissions, excise taxes, administrative expenses and dividends. Under the Insurance Act, LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files with the Bermuda Registrar of Companies an affidavit (at least 7 days before payment of such dividends) stating that it will continue to meet the required minimum solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the prior approval of the Bermuda Minister of Finance if it failed to meet its required margins on the last day of the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends that would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act from reducing its opening total statutory capital by 15% or more without the approval of the Minister of Finance. LaSalle Re currently meets these requirements. In addition, the payment of dividends by LaSalle Re is subject to the rights of holders of the Exchangeable Non-Voting Shares to receive a pro rata share of any dividend and to its need to maintain shareholders' equity adequate to support the level of LaSalle Re's reinsurance operations.

   Operating activities provided net cash of $19.6 million for the year ended September 30, 1999 and $96.0 million for the year ended September 30, 1998. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds these payments from cash flows from operations and sales of investments.

   As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and investments. As of September 30, 1999, 75.7% of its total assets were held in cash and investments, which totaled $557.0 million. Cash and cash equivalents were $193.2 million at September 30, 1999 compared to $85.3 million at September 30, 1998. The increase was a result of the Company's current investment strategy of selling longer maturity bonds and reinvesting the proceeds in shorter maturity bonds and money market instruments, a move designed to protect the total returns on the portfolio in an increasing yield environment. This has reduced the modified average duration of the portfolio from 3.1 years at September 30, 1998 to 1.8 years at September 30, 1999.

   As of September 30, 1999, 76.2% of the securities held in the Company's investment portfolio were fixed-income securities rated "AA" or better and 95.2% were fixed-income securities rated "A" or better by S&P or Moody's. No single investment comprised more than 5% of the overall portfolio. As at September 30, 1999, issuers from the Far East and Asia represented 5.1% of the investment portfolio. These bonds had an insignificant aggregate unrealized loss and were all rated AAA.

   Reinsurance balances receivable were $93.2 million at September 30, 1999 compared to $86.8 million at September 30, 1998. The increase was due the inclusion of reinsurance balances receivable related to the

                                    10K-28
business written by LaSalle Re Capital. At September 30, 1999, these receivable balances were $46.0 million compared to $28.1 million as at September 30, 1998. Given the three-year accounting methodology utilized by Lloyd's, these balances will not be received until after the year 2000.

   Prepaid reinsurance premiums increased from $7.6 million as at September 30, 1998 to $17.3 million as at September 30, 1999. The increase of $9.7 million was primarily due to the new property catastrophe quota share arrangement with CNA Re, the increased reinsurance protections purchased through LaSalle Re Capital and an increase in the number of the reinsurance protections bought by LaSalle Re. At September 30, 1999, the Company had $9.1 million of losses recoverable from reinsurers compared to $nil in 1998.

   Other assets increased from $31.7 million as at September 30, 1998 to $37.6 million as at September 30, 1999. This was primarily due to the associated profit commission due on the multi-year excess of loss reinsurance contract.

   At September 30, 1999, reserves for unpaid losses and loss expenses were $146.5 million compared to $97.9 million at September 30, 1998. During the year ended September 30, 1999, the Company increased its reserves for unpaid losses and loss expenses following a revision of the assumptions used in setting incurred-but-not-reported loss reserves. In addition, included in the reserve for unpaid losses and loss expenses at September 30, 1999 was $18.7 million in respect of the business underwritten by LaSalle Re Capital, compared to $6.7 million at September 30, 1998. Given the three-year accounting methodology, these losses will not be settled until after the year 2000.

   The Company has no material commitments for capital expenditures.

   Other liabilities increased from $29.2 million as at September 30, 1998 to $37.3 million as at September 30, 1999. The increase of $8.1 million was primarily due to liabilities established for the purchased reinsurance protections.

   In accordance with the terms of certain reinsurance contracts, the Company has posted letters of credit in the amount of $21.6 million as of September 30, 1999, as compared to $8.3 million as of September 30, 1998, to support outstanding loss reserves. In connection with LaSalle Re Capital's support of three Lloyd's syndicates, with effect from January 1, 1997, the Company posted letters of credit in the amount of $16.1 million (equivalent to (Pounds)9.8 million). In addition, in connection with the Japanese earthquake swap, the Company has posted a letter of credit of $3.0 million. All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of the outstanding letters of credit.

   The Company paid dividends on its Common Shares of $0.75 per share in October 1998 and $0.375 per share in each of January, April and July 1999. The Company paid a quarterly dividend of $0.5469 per share to holders of record of Series A preferred shares in December 1998 and March, June and September 1999. As of September 30, 1999, dividends due but not yet declared on the Series A preferred shares amounted to $0.5 million.

   LaSalle Re Capital is committed to provide capital support for the 2000 underwriting year to the same syndicates it supported in prior years. The total level of support is not expected to change materially from that provided in 1999.

   The Company has in place a $100 million committed line of credit from a syndicate of banks. The proceeds from the credit facility may only be used to buy preferred shares of LaSalle Re that, in turn, may use the proceeds of such purchase to meet current cash requirements. The facility matures December 1, 2000, and is secured by a pledge ("legal mortgage") of all the voting common stock of LaSalle Re held by the Company, plus any preferred shares that the Company may purchase from LaSalle Re with proceeds from the facility. The line of credit contains various covenants, including limitations on incurring additional indebtedness; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to

                                    10K-29
consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $300 million or 70% of net premiums written; maintenance of statutory capital of LaSalle Re of at least $400 million at the end of calendar year 1999 and thereafter; and maintenance of a ratio of net premiums written to statutory capital at the end of any fiscal quarter for the four fiscal quarters then ended of no more than 1.00 to 1.00 in each case. The Company may pay dividends and make other restricted payments so long as, after giving effect to such restricted payments, no event of default has occurred. However, dividends and restricted payments are limited to 50% of consolidated net income for the Company's immediately preceding fiscal year less amounts paid on the Series A preferred shares. As of September 30, 1999, there were no borrowings under the credit facility.

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

   The AICPA issued Statement of Position 98-7, "Deposit Accounting," which is effective for financial statements with fiscal years beginning after June 15, 1999. The Company does not expect that this standard will have a significant impact on the current financial reporting.

Year 2000 Issue

   The Company has given priority to making its computer systems ready to process dates in and after the year 2000 ("Year 2000 ready"). The Company does not believe that it faces any material Year 2000 issues with respect to its non-information technology systems.

   The Company has completed its testing of the Year 2000 version of the Senator underwriting management system and found it to be Year 2000 ready. In addition, the Company has upgraded the RSG reinsurance system to the Year 2000 version, completed its testing to ensure Year 2000 readiness and has made corrections of a remedial nature to other software and hardware components and infrastructure. Furthermore, the Company has reviewed enterprise-wide spreadsheet and database files for potential Year 2000 problems and has made corrections where applicable. The Company has budgeted $0.3 million for the overall Year 2000 effort and has expensed $0.2 million to date.

   The Company distributed a Year 2000 readiness questionnaire to its external suppliers and brokers. As of December 1, 1999, approximately 98% of suppliers and brokers, including all of the Company's major suppliers and brokers, had provided adequate response to this questionnaire. The Company has decided not to continue its business relationship with those few brokers and suppliers who have not responded to the Year 2000 readiness questionnaire.

   The Company also assesses the effect of the Year 2000 issue on the business it underwrites, considering the exposure to Year 2000 related losses on a contract by contract basis at the time of underwriting.

   The Company's most reasonably likely worst case scenario would be the failure of the Company's computerized reinsurance systems to process transactions. As a contingency plan, the Company intends, prior to January 1, 2000, to extract from its computerized reinsurance systems a hard copy of all information required to initiate a manual system for processing transactions in the event of a system failure. The Company believes that it would have the necessary resources to function on a manual basis, if so required.

                                    10K-30

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company's major market risk exposure is to changes in interest rates, primarily in the United States, since the Company has a portfolio of fixed maturity investments, all of which are denominated in U.S. dollars. A change in interest rates would affect the fair value of the Company's investments and would lead to fluctuations in "Accumulated Other Comprehensive Income" on the balance sheet. The Company limits this risk by setting a maximum portfolio duration of four years, which is stipulated in the Company's investment guidelines. It does not use derivative financial instruments to manage market risk in its U.S. dollar denominated portfolio. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in the total return of 1.8% (1998:
3.1%), which equates to a decrease in the market value of approximately $9.8 million (1998: $18.7 million) on a portfolio valued at $541.1 million at September 30, 1999 (1998: $594.4 million). This calculation is based on an immediate time horizon in order to reflect the worst-case scenario. The change in the aggregate hypothetical loss calculation from 1998 to 1999 is due to the Company having sold longer maturity bonds and reinvested the proceeds in shorter maturity bonds and money market instruments during the year ended September 30, 1999. This measure was designed to protect the total returns on the portfolio in an increasing yield environment. It is anticipated that the measure taken to shorten interest rate sensitive assets will reduce the potential for significant capital gains while generating future income returns at money market rates or better.

   In addition, the Company has foreign currency risk on both reinsurance balances receivable and reinsurance balances payable (including payables relating to losses). The Company does not currently utilize derivative instruments to manage the Company's exposure to foreign currency movements. In the past, the Company has used forward contracts to eliminate the risk; however, given the uncertainty in cash flows, this was not deemed to be an efficient management technique. As of September 30, 1999, the majority of the Company's net receivable/payable position was denominated in U.S. dollars. As at September 30, 1999, the largest foreign currency exposure was sterling, as the Company had a net payable balance of (Pounds)13.3 million (1998: receivable $14.1 million). A 5% increase or decrease in the year-end sterling/U.S. dollar exchange rate would produce a gain or loss, respectively, of $0.7 million (1998: $1.2 million). The Company has only a limited amount of net receivable balances in other currencies and, therefore, no other currency movement has been considered.

                                    10K-31

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LASALLE RE HOLDINGS LIMITED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                          Number
                                                                          ------
INDEPENDENT AUDITORS' REPORTS............................................ 10K-33

CONSOLIDATED BALANCE SHEETS.............................................. 10K-35

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME........... 10K-36

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY............... 10K-37

CONSOLIDATED STATEMENTS OF CASH FLOWS.................................... 10K-38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................... 10K-39

                                     10K-32

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
LaSalle Re Holdings Limited

   We have audited the accompanying consolidated balance sheet of LaSalle Re Holdings Limited and subsidiaries as of September 30, 1999, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LaSalle Re Holdings Limited and subsidiaries as of September 30, 1999 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                          DELOITTE & TOUCHE

November 5, 1999

                                    10K-33

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
LaSalle Re Holdings Limited

   We have audited the accompanying consolidated balance sheet of LaSalle Re Holdings Limited and subsidiaries as of September 30, 1998, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Re Holdings Limited and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1998, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG
                                          Chartered Accountants
Hamilton, Bermuda
October 26, 1998

                                    10K-34

                          LASALLE RE HOLDINGS LIMITED

                          CONSOLIDATED BALANCE SHEETS

                    Years ended September 30, 1999 and 1998
  (Expressed in thousands of United States Dollars, except share and per share data)

                                                               1999      1998
                                                             --------  --------
Assets
Cash and cash equivalents................................... $193,151  $ 85,281
Investments held as available for sale at fair value........  363,825   521,476
                                                             --------  --------
 (amortized cost 1999: $369,179; 1998: $503,531)
Total investments and cash..................................  556,976   606,757
Accrued investment income...................................   10,075    11,056
Reinsurance balances receivable.............................   93,163    86,779
 (related party 1999: $(72); 1998: $8,729)
Deferred acquisition costs..................................   11,911    13,444
Prepaid reinsurance premiums................................   17,310     7,584
Outstanding losses recoverable from reinsurers..............    9,100         0
 (related party 1999: $4,100; 1998: $0)
Other assets................................................   37,572    31,670
                                                             --------  --------
Total assets................................................ $736,107  $757,290
                                                             ========  ========
Liabilities
Outstanding losses and loss expenses........................ $146,552  $ 97,942
Unearned premiums...........................................   77,049    83,119
Other liabilities...........................................   37,254    29,241
 (related party 1999: $8,202; 1998: $3,831)
Dividend payable............................................        0    11,366
                                                             --------  --------
Total liabilities...........................................  260,855   221,668
                                                             --------  --------
Minority interest...........................................   93,055   105,569
                                                             --------  --------
Shareholders' equity
Share capital authorized in the aggregate 100,000,000
 shares, par value $1 Preferred shares......................    3,000     3,000
 (par value $1, liquidation preference $25 per share, issued
 & outstanding, 3,000,000 Series A Preferred Shares)
Common shares...............................................   15,600    15,179
 (par value $1 issued & outstanding, 1999: 15,600,262; 1998:
  15,178,791)
Additional paid in capital..................................  293,709   295,578
Accumulated other comprehensive income......................   (4,113)   13,838
Deferred compensation.......................................     (516)        0
Retained earnings...........................................   74,517   102,458
                                                             --------  --------
Total shareholders' equity..................................  382,197   430,053
                                                             --------  --------
Total liabilities, minority interest and shareholders'
 equity..................................................... $736,107  $757,290
                                                             ========  ========

          See accompanying notes to consolidated financial statements

                                     10K-35

                          LASALLE RE HOLDINGS LIMITED

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                 Years ended September 30, 1999, 1998 and 1997
  (Expressed in thousands of United States Dollars, except share and per share data)

                                                    1999      1998      1997
                                                  --------  --------  --------
Revenues
Premiums written................................. $139,010  $155,316  $171,386
 (related party 1999: $8,369; 1998: $16,917;
  1997: $21,408)
Premiums ceded...................................  (28,191)   (7,815)   (7,693)
                                                  --------  --------  --------
 (related party 1999: $8,091; 1998: $0; 1997: $0)
Net premiums written.............................  110,819   147,501   163,693
Change in unearned premiums and prepaid
 reinsurance premiums............................   15,796     7,119       240
                                                  --------  --------  --------
Net premiums earned..............................  126,615   154,620   163,933
Net investment income............................   33,847    34,288    33,109
Net realized gains on investments................      615     5,575       555
Other income.....................................        0        63       188
                                                  --------  --------  --------
 (related party 1999: $0; 1998: $63; 1997: $188)
Total revenues...................................  161,077   194,546   197,785
                                                  --------  --------  --------
Expenses
Losses and loss expenses incurred................  131,147    95,539    31,199
 (net of recoveries of $11,085; 1998 & 1997: $0)
Underwriting expenses............................   22,219    22,661    26,018
 (related party 1999: $3,769; 1998: $6,318; 1997:
  $9,857)
Operational expenses.............................   11,358     8,932    12,656
 (related party 1999: $0; 1998: $44; 1997:
  $6,212)
Corporate expenses...............................      788       517     1,770
Interest expense.................................    1,714     1,881     1,678
Exchange (gains) losses..........................     (470)     (216)    2,996
                                                  --------  --------  --------
Total expenses...................................  166,756   129,314    76,317
                                                  --------  --------  --------
(Loss)/income before minority interest...........   (5,679)   65,232   121,468
Minority interest................................   (2,845)   13,426    24,391
                                                  --------  --------  --------
Net (loss)/income................................ $ (2,834) $ 51,806  $ 97,077
Other comprehensive income
Unrealized (losses) gains on securities..........   (9,638) $ 12,715  $  3,592
Less: reclassification adjustments for (gains)
 losses included in net (loss)/income............   (8,313) $   (912) $    304
                                                  --------  --------  --------
Total other comprehensive (loss)/income..........  (17,951)   11,803     3,896
                                                  --------  --------  --------
Comprehensive (loss)/income...................... $(20,785) $ 63,609  $100,973
                                                  ========  ========  ========
(Loss)/earnings per common share................. $  (0.61) $   3.06  $   5.55
                                                  ========  ========  ========
(Loss)/earnings per common share--assuming
 dilution........................................ $  (0.61) $   2.80  $   5.14
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements

                                     10K-36

                          LASALLE RE HOLDINGS LIMITED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 Years ended September 30, 1999, 1998 and 1997
  (Expressed in thousands of United States Dollars, except share and per share data)

                                                    1999      1998      1997
                                                  --------  --------  --------
Preferred shares par value $1
Balance at beginning and end of year............. $  3,000  $  3,000  $  3,000
                                                  ========  ========  ========
Common shares par value $1
Balance at beginning of year..................... $ 15,179  $ 15,074  $ 14,398
Issuance of shares...............................      732       155         1
Share repurchase.................................     (317)      (50)   (3,704)
Exercise of share options........................        6         0         0
Change in minority interest......................        0         0     4,379
                                                  --------  --------  --------
Balance at end of year........................... $ 15,600  $ 15,179  $ 15,074
                                                  ========  ========  ========
Additional paid in capital
Balance at beginning of year..................... $295,578  $299,964  $221,968
Issuance of shares...............................    1,398     1,490    70,177
Share repurchase.................................     (779)     (790)  (44,990)
Change in minority interest......................   (1,068)   (3,274)   54,664
Equity put option premium........................   (1,420)   (1,812)   (1,855)
                                                  --------  --------  --------
Balance at end of year........................... $293,709  $295,578  $299,964
                                                  ========  ========  ========
Accumulated other comprehensive income
Balance at beginning of year..................... $ 13,838  $  2,035  $ (1,861)
Unrealized (loss)/gain in year...................  (17,886)   11,851     4,354
Change in minority interest......................      (65)      (48)     (458)
                                                  --------  --------  --------
Balance at end of year........................... $ (4,113) $ 13,838  $  2,035
                                                  ========  ========  ========
Deferred compensation
Issuance of shares............................... $ (1,092) $      0  $      0
Amortization.....................................      576         0         0
                                                  --------  --------  --------
Balance at end of year........................... $   (516) $      0  $      0
                                                  ========  ========  ========
Retained earnings
Balance at beginning of year..................... $102,458  $105,153  $ 72,943
Net (loss)/income................................   (2,834)   51,806    97,077
Common share dividends...........................  (17,543)  (44,641)  (44,860)
 (1999: $1.125; 1998: $3.00; 1997: $2.84 per
  share)
Preferred share dividends........................   (6,563)   (6,563)   (2,807)
 (1999: $2.19; 1998: $2.19; 1997: $0.94 per
  share)
Share repurchase.................................     (204)     (719)  (33,807)
Exercise of share options........................     (508)     (133)        0
Change in minority interest......................     (289)   (2,445)   16,607
                                                  --------  --------  --------
Balance at end of year........................... $ 74,517  $102,458  $105,153
                                                  ========  ========  ========
    Total shareholders' equity................... $382,197  $430,053  $425,226
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements

                                     10K-37

                          LASALLE RE HOLDINGS LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years ended September 30, 1999, 1998 and 1997
  (Expressed in thousands of United States Dollars, except share and per share data)

                                                1999       1998       1997
                                              ---------  ---------  ---------
Cash flows from operating activities
Net (loss)/income............................ $  (2,834) $  51,806  $  97,077
Adjustments to reconcile net income to cash
 provided by operating activities:
  Minority interest in net (loss)/income.....    (2,845)    13,426     24,391
  Amortization of investment premium.........       516        863      1,725
  Net realized gains on sale of investments..      (615)    (5,575)      (555)
  Unrealized losses/(gains) on foreign
   exchange..................................       193       (594)       937
Changes in:
  Accrued investment income..................       981      1,628      1,527
  Reinsurance balances receivable............    (6,354)    (6,590)   (10,495)
  Deferred acquisition costs.................     1,533     (1,512)    (1,468)
  Prepaid reinsurance premiums...............    (9,726)    (1,747)    (5,837)
  Outstanding losses recoverable from
   reinsurers................................    (9,100)         0          0
  Other assets...............................    (5,916)    (9,156)   (20,981)
  Outstanding losses and loss expenses.......    48,403     52,218     (4,242)
  Unearned premiums..........................    (6,070)    (5,372)     5,596
  Other liabilities..........................    11,387      6,613     10,968
                                              ---------  ---------  ---------
Cash provided by operating activities........    19,553     96,008     98,643
                                              ---------  ---------  ---------
Cash flows from investing activities
Purchase of investments......................  (195,935)  (427,283)  (364,989)
Net sales of short term investments..........         0          0        116
Proceeds on the sale of investments..........   305,671    389,170    282,449
Proceeds on the maturity of investments......    24,710     35,000     79,000
                                              ---------  ---------  ---------
Cash provided by (applied to) investing
 activities..................................   134,446     (3,113)    (3,424)
                                              ---------  ---------  ---------
Cash flows from financing activities
Net proceeds from subscriptions to share
 capital.....................................     1,163      4,802     72,682
Payment of dividends.........................   (44,096)   (63,267)   (54,338)
Share repurchase.............................    (1,346)    (1,560)  (103,442)
Equity put option premium....................    (1,850)    (2,350)    (2,350)
                                              ---------  ---------  ---------
Cash applied to financing activities.........   (46,129)   (62,375)   (87,448)
                                              ---------  ---------  ---------
Net increase in cash and cash equivalents....   107,870     30,520      7,771
Cash and cash equivalents at beginning of
 year........................................    85,281     54,761     46,990
                                              ---------  ---------  ---------
Cash and cash equivalents at end of year..... $ 193,151  $  85,281  $  54,761
                                              =========  =========  =========

          See accompanying notes to consolidated financial statements

                                     10K-38

                          LASALLE RE HOLDINGS LIMITED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years ended September 30, 1999, 1998 and 1997
 (Expressed in thousands of United States Dollars, except share and per share data)

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

                                    10K-39

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

   Changes in the minority interest of LaSalle Re as a result of the exchange of such shares for shares in the Company are recorded at historic cost by transferring an appropriate portion of the minority interest to the various components of shareholders' equity. The minority's share of income as recorded in the income statement is calculated using the minority's ownership percentage as at the balance sheet date. Minority interest as reported in the consolidated balance sheets represents the minority's current proportionate share of LaSalle Re and its subsidiaries' net assets.

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

   Acquisition costs, mainly brokerage, commissions, underwriting fees and excise taxes related to unearned premiums, are deferred and amortized to income over the period in which the premiums are earned. Future earned premiums, anticipated losses and loss adjustment expenses and anticipated investment income related to those premiums are considered in determining the recoverability of deferred acquisition costs.

 (d) Reinsurance

   In the normal course of business, the Company seeks to reduce its exposure to losses that may arise from catastrophes and cause unfavorable underwriting results by reinsuring certain levels of risks with other reinsurers.

                                    10K-40

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

   Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies.

 (e) Losses and loss expenses

   The liability for outstanding losses and loss expenses is based on reports and individual case estimates received from ceding companies. An amount is included for losses and loss expenses incurred but not reported on the basis of reports received from ceding companies and an actuarial analysis, performed by the Company and reviewed by an independent firm of actuaries. The amount included as losses incurred in respect of business written by LaSalle Re Corporate Capital Ltd. is derived from an analysis of expected loss ratios.

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

                                    10K-41

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

   In prior years, the Company has entered into foreign exchange contracts to manage the currency risks associated with the receipt of non-U.S. dollar insurance premiums. Realized and unrealized gains and losses on these contracts were included in the determination of net income as they arose.

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

 (l) Cash and cash equivalents

   For the purposes of the consolidated statements of cash flows, the Company considers all time deposits, certificates of deposit and commercial paper with an original maturity of 90 days or less as equivalent to cash.

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

 (n) Earnings per common share

   Earnings per Common Share have been calculated in accordance with SFAS 128 "Earnings per Share". Earnings per Common Share are calculated by dividing net income available to common shareholders by the

                                    10K-42

                          LASALLE RE HOLDINGS LIMITED
weighted average number of Common Shares outstanding. For the purposes of this calculation, the exchangeable non-voting shares of LaSalle Re ("Exchangeable Non-Voting Shares") are considered outstanding Common Shares of the Company due to the exchangeable nature of the shares. Earnings per Common Share assuming dilution is computed by dividing net income available to common shareholders by the sum of the weighted average number of Common Shares outstanding and the dilutive potential Common Shares outstanding during the period of calculation. 1997 calculations have been restated to give effect to SFAS 128.

 (o) Accounting pronouncements

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

   The AICPA issued Statement of Position, 98-7 "Deposit Accounting" which is effective for financial statements with fiscal years beginning after June 15, 1999. The Company does not expect that this standard will have a significant impact on the current financial reporting.

3. Investments and Investment Income

 (a) Investments

   All fixed interest securities and short term investments are considered as available for sale. The fair values are based on quoted market prices at the reporting date for those, or similar, investments. As at September 30, 1999 and 1998, the estimated fair values and amortized cost of investments are as follows:

                                                   Gross      Gross
                                       Amortized Unrealized Unrealized   Fair
      1999                               Cost      Gains      Losses    Value
      ----                             --------- ---------- ---------- --------
      U.S. government and agencies.... $ 95,584   $    36    $(1,530)  $ 94,090
      Non U.S. government and
       agencies.......................   31,041        21       (395)    30,667
      Corporate.......................  237,527       297     (3,761)   234,063
      Other debt......................    5,027         5        (27)     5,005
                                       --------   -------    -------   --------
                                       $369,179   $   359    $(5,713)  $363,825
                                       ========   =======    =======   ========

                                                   Gross      Gross
                                       Amortized Unrealized Unrealized   Fair
      1998                               Cost      Gains      Losses    Value
      ----                             --------- ---------- ---------- --------
      U.S. government and agencies.... $134,832   $ 6,349    $     0   $141,181
      Non U.S. government and
       agencies.......................   37,239     1,233        (90)    38,382
      Corporate.......................  299,101     9,869         (3)   308,967
      Mortgage-backed securities......   29,649       581          0     30,230
      Other debt......................    2,710        10         (4)     2,716
                                       --------   -------    -------   --------
                                       $503,531   $18,042    $   (97)  $521,476
                                       ========   =======    =======   ========

   The unrealized loss on investments of $4,113 (1998: gain of $13,838) which includes an unrealized loss of $5 on cash and cash equivalents is included in accumulated other comprehensive income in the consolidated balance sheet. This amount is disclosed net of the minority's interest of $1,246 (1998: $4,107).

                                    10K-43

                          LASALLE RE HOLDINGS LIMITED

   Investments held at September 30, 1999 mature as follows:

                                    Amortized  Fair
                                      Cost     Value
                                    --------- -------
             Less than one year....   12,024   12,005
             1-5 years.............  312,265  309,490
             5-10 years............   44,890   42,330
                                     -------  -------
                                     369,179  363,825
                                     =======  =======

   The following table summarizes the composition of the fair value of available for sale securities by ratings assigned by Standard & Poor's Ratings Services or Moody's Investors Services Inc.

                                        1999   1998
                                        -----  -----
             AAA.......................  43.3%  69.6%
             AA........................  32.9%  16.9%
             A.........................  19.0%  11.4%
             BBB.......................   3.4%   0.0%
             BB........................   1.4%   2.1%
                                        -----  -----
                                        100.0% 100.0%
                                        =====  =====

   In the normal course of reinsurance operations, the Company's bankers have issued letters of credit totaling $21,577 (1998: $8,303) in favor of ceding insurance companies to secure the Company's obligations under various reinsurance contracts. In connection with LaSalle Re Corporate Capital Ltd.'s support of three Lloyd's syndicates, the Company has posted letters of credit in the amount of $16,137 (1998: $16,616). In addition, in connection with a swap agreement, the Company has posted a letter of credit of $3,000 (1998:
$3,000). At September 30, 1999, $46,821 (1998: $32,107) of fixed interest securities have been pledged as collateral for these letters of credit.

 (b) Net investment income

   Net investment income for the years ended September 30, 1999, 1998 and 1997 was derived from the following sources:

                                                      1999     1998     1997
                                                     -------  -------  -------
      Cash and short term investments............... $ 6,477  $ 3,649  $ 4,342
      U.S. government and agencies fixed interest
       securities...................................   2,046    3,627    5,933
      Non U.S. government and agencies fixed
       interest securities..........................   6,598    7,548    3,531
      Corporate fixed interest securities...........  15,836   19,784   20,456
      Mortgage-backed securities....................   1,092      477        0
      Other.........................................   2,664      154        0
                                                     -------  -------  -------
      Gross investment income.......................  34,713   35,239   34,262
      Investment expenses (Note 12).................    (866)    (951)  (1,153)
                                                     -------  -------  -------
                                                     $33,847  $34,288  $33,109
                                                     =======  =======  =======

   Net realized gains (losses) comprise $4,082 realized gains and $3,467 realized losses (1998: $6,085 and $510; 1997: $1,881 and $1,326 respectively).

   Proceeds received from the sale of available for sale securities during the year ended September 30, 1999 were $305,671 (1998: $389,170; 1997: $282,449).

                                    10K-44

                          LASALLE RE HOLDINGS LIMITED

4. Reinsurance

   The Company utilizes various reinsurance protections to reduce its exposure to large losses.

   The Company has purchased an excess of loss program which provides coverage of $75,000 in excess of the first $75,000 (1998: $100,000 in excess of the first $100,000) of losses per occurrence for a first loss event and $60,000 excess of $75,000 (1998: $100,000 in excess of $100,000) per occurrence on the second loss event and $52,500 excess of $125,000 (1998: $100,000 in excess of $150,000) per occurrence on the third loss event over a three-year period ended December 31, 2001, subject to a maximum aggregate recovery of $187,500 (1998: $300,000).

   Coverage for the first loss is substantially funded by way of annual and reinstatement premium obligations. Accordingly, this part of the coverage has been recorded as a financing arrangement. The consideration paid, net of associated financing charges, is recorded as a deposit (as part of other assets in the consolidated balance sheet) and is adjusted at the balance sheet date to reflect the net present value of expected future cash flows under that portion of the contract. Interest expense includes finance charges of $1,331 (1998: $1,666; 1997: $1,470), which are being amortized over the period of the contract using the interest method.

   In addition, in 1999, the Company entered into a quota share arrangement which cedes a proportion of the Company's property catastrophe business to a founding shareholder. The Company has also purchased other non-proportional excess of loss protections, which provide for the recovery of losses from reinsurers in excess of certain retentions and loss warranties.

   The ceding of the reinsurance does not legally discharge the Company from its liability to its reinsureds, since the Company is required to pay losses and bear collection risk if the reinsurers fail to meet their obligations under the reinsurance agreements. The effect of reinsurance on premiums written and earned is as follows:

                                     1999                1998                1997
                               ------------------  ------------------  ------------------
                               Written    Earned   Written    Earned   Written    Earned
                               --------  --------  --------  --------  --------  --------
      Assumed................. $139,010  $145,080  $155,316  $160,688  $171,386  $165,789
      Ceded...................  (28,191)  (18,465)   (7,815)   (6,068)   (7,693)   (1,856)
                               --------  --------  --------  --------  --------  --------
      Net Premiums............ $110,819  $126,615  $147,501  $154,620  $163,693  $163,933
                               ========  ========  ========  ========  ========  ========

5. Outstanding losses and loss expenses

   Activity in the liability for losses and loss expenses during the years ended September 30, 1999, 1998 and 1997 is summarized as follows:

                                                     1999      1998      1997
                                                   --------  --------  --------
      Balance as of October 1..................... $ 97,942  $ 45,491  $ 49,875
                                                   --------  --------  --------
      Incurred related to:
        Current year..............................   82,537    79,014    22,095
        Prior year events.........................   48,610    16,525     9,104
                                                   --------  --------  --------
                                                    131,147    95,539    31,199
                                                   --------  --------  --------
      Paid related to:
        Current year..............................  (12,821)  (12,934)   (3,216)
        Prior year................................  (78,816)  (30,154)  (32,367)
                                                   --------  --------  --------
                                                    (91,637)  (43,088)  (35,583)
                                                   --------  --------  --------
      Losses recoverable as of September 30.......    9,100         0         0
                                                   --------  --------  --------
      Balance as of September 30.................. $146,552  $ 97,942  $ 45,491
                                                   ========  ========  ========

                                    10K-45

                          LASALLE RE HOLDINGS LIMITED

   The prior year development in 1999 was due to several factors. Firstly, the Company increased reserves by $14,500 in respect of Hurricane Georges, which occurred in September 1998. This followed an increase in the size of the market loss. Secondly, in March 1999 the Company recorded outstanding loss reserves totaling approximately $11,000 on three stop loss contracts. These losses arose from causes which could not have been reasonably anticipated when incurred but not reported losses were previously established. Thirdly, as a result of higher than previously anticipated losses on international catastrophe business, the Company strengthened its incurred but not reported losses by approximately $16,000 to reflect this trend.

   In 1998 the prior year development related to a loss reported during the year on a 1996 aggregate stop loss contract. This contract had a period of 24 months after the expiry of the contract within which to report losses. Following this notification the Company also established reserves for the 1997 renewal of this contract. The prior year development in 1997 relates primarily to an additional liability on Hurricane Fran, which occurred in September 1996.

   As at September 30, 1999, the Company's gross reserve for incurred but not reported losses was $68,665 compared to $52,200 at September 30, 1998.

6. Earnings per common share

   The following earnings per Common Share amounts have been disclosed in accordance with the requirements of SFAS No. 128:

                                               1999        1998        1997
                                            ----------  ----------  ----------
Net (loss)/income.......................... $   (2,834) $   51,806  $   97,077
Add back: minority interest................     (2,845)     13,426      24,391
Less: Series A preferred share dividends...     (6,563)     (6,563)     (3,354)
                                            ----------  ----------  ----------
(Loss) income available to common
 shareholders.............................. $  (12,242) $   58,669  $  118,114
                                            ----------  ----------  ----------
Weighted average number of Common Shares
 outstanding:
  Common Shares............................ 15,628,650  15,145,112  15,567,521
  Exchangeable Non-Voting Shares...........  4,584,505   4,018,146   5,703,212
                                            ----------  ----------  ----------
Weighted average number of Common Shares
 outstanding............................... 20,213,155  19,163,258  21,270,733
                                            ----------  ----------  ----------
(Loss) earnings per Common Share........... $    (0.61) $     3.06  $     5.55
                                            ==========  ==========  ==========
(Loss) income available to common
 shareholders..............................    (12,242) $   58,669  $  118,114
Weighted average number of Common Shares
 outstanding............................... 20,213,155  19,163,258  21,270,733
  Plus: incremental shares from assumed:
    exercise of options....................       Note   1,653,233   1,661,391
    exercise of stock appreciation rights..       Note      80,516      66,812
    contingently issuable shares...........       Note      22,398           0
                                            ----------  ----------  ----------
Adjusted weighted average number of Common
 Shares outstanding........................ 20,213,155  20,919,405  22,998,936
                                            ----------  ----------  ----------
(Loss) earnings per Common Share assuming
 dilution.................................. $    (0.61) $     2.80  $     5.14
                                            ==========  ==========  ==========

   Note: The incremental shares from assumed exercises of options, stock appreciation rights and contingently issuable shares have not been included in the above computation as they have an antidilutive effect on losses per Common Share.

   As of September 30, 1999, the Company had 1,029,514 options outstanding (1998: 1,873,782; 1997: 2,550,537) and had granted 340,872 (1998 and 1997:
340,872) stock appreciation rights.

                                    10K-46

                          LASALLE RE HOLDINGS LIMITED

7. Other assets

   Included in other assets is a promissory note receivable. In connection with the terms of an employment contract, LaSalle Re advanced $695 for the purpose of purchasing a property in Bermuda. The advance is evidenced by a promissory note, which bears interest at the rate of 8% per annum and is repayable in full at the earlier of the termination date of the individual's employment contract or the date of sale of the property. Under the employment contract, LaSalle Re will assume any gain or loss on the disposition of the property.

   As discussed in Note 4, other assets also include a deposit relating to funded reinsurance.

8. Share capital and additional paid-in capital

   The authorized share capital of the Company is 100,000,000 shares of par value $1 each. This aggregate figure includes both common and preferred shares. As of September 30, 1999 and 1998, the following Common Shares have been issued and fully paid.

 (a) Common shares

                                               1999        1998
                                            ----------- -----------
             Number issued and fully paid.   15,600,262  15,178,791
             Share capital......            $    15,600 $    15,179
             Additional paid in capital.    $   223,426 $   225,295

A holder of a common share is entitled to one vote for each share held. There are various restrictions on the ability of certain shareholders to dispose of their shares.

 (b) Preferred Shares

                                       1999       1998
                                    ---------- ----------
             Number issued and
              fully paid...........  3,000,000  3,000,000
             Share capital......... $    3,000 $    3,000
             Additional paid in
              capital.............. $   70,283 $   70,283

   Series A Preferred Shares, have a par value of $1.00 per share and are entitled to a liquidation preference of $25.00 per share ($75,000 in total). Dividends are cumulative at 8.75% of the liquidation preference per annum (equivalent to an annual rate of $2.1875 per share). On or after March 27, 2007, these shares will be redeemable, in whole or in part, at the option of the Company at a redemption price of $25.00 per share.

 (c) Catastrophe equity put

   The Company has entered into a $100 million multi-year Catastrophe Equity Put ("CatEPut") option program which enables the Company to raise up to $100 million of equity, through the issue of convertible Series B Preferred Shares to the option writers. The preferred shares can be redeemed by the Company at any time over the five years following their issue. In addition, the option writers can convert their preferred shares into Common Shares of the Company at any time after they have been outstanding for five years. Conversion is at the greater of the book value of the Company at the date of conversion or the market value of the Common Shares based on the 30-day trading average prior to conversion. The Company is obligated to pay a net option

                                    10K-47

                          LASALLE RE HOLDINGS LIMITED
premium of $1,850 (1998: $1,850) per annum. The net option premium is charged to additional paid in capital, net of the minority's interest of $430 (1998:
$424). In 1998, $422 of the option premium was payable to affiliates of shareholders of the Company.

9. Shareholder share options

   The Company has issued options to purchase Common Shares to certain shareholders and their affiliates and LaSalle Re has issued options to purchase Exchangeable Non-Voting Shares. These options became exercisable on October 1, 1996 and may be exercised until November 22, 2003.

   During the year ended September 30, 1999, a total number of 909,000 options were exercised in cashless transactions resulting in the issuance of 653,274 Common Shares. In addition, 268 options were repurchased at a value of $7.97 per option. As at September 30, 1999, 563,078 options to purchase Exchangeable Non-Voting Shares of LaSalle Re were outstanding.

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

   The original exercise price of the options was $16.67 per share, (which was equal to the fair value of the Company's shares at the grant date), minus dividend adjustments. The current exercise price is $6.03. As the options were granted to certain of the Founding Shareholders and their affiliates as an inducement to purchase stock in LaSalle Re, no compensation expense has been recorded in connection with the options.

10. Stock Incentive Compensation and Employee benefit plans

 (a) Stock appreciation rights

   In consideration for entering into an employment agreement with LaSalle Re, the Company's former Chief Executive Officer and current Chairman of the Board (the "Executive") was granted a total of 340,872 Stock Appreciation Rights
(SARs) during 1994. Upon exercise, the SARs entitle the Executive to a cash payment equal to the value of the SARs as of the exercise date. Alternatively, at the Company's sole discretion, the SARs will entitle the Executive to either (i) the number of Special Non-Voting Shares of LaSalle Re equal to the aggregate value of the SARs divided by the fair value of a Common Share at the exercise date, or (ii) upon payment of the base value for each SAR, the number of Special Non-Voting Shares of LaSalle Re equal to the number of SARs exercised.

   The value of each SAR equals the fair market value of a Common Share less the base value on the exercise date, subject to anti-dilution adjustments. The fair market value shall be determined by the board of directors of the Company, but shall be based on the market price of the Common Shares. The base value of each SAR at the time of issuance was $16.67, minus dividend adjustments. The current base value is $6.03.

   The number of SARs which can be exercised is dependent upon the internal rate of return achieved during a predefined period and is based upon the financial performance of LaSalle Re from inception to November 27, 1995 and LaSalle Re Holdings Limited's consolidated performance from that date forward. As at September 30, 1999, the number of SARs exercisable is 92,035. During the fiscal year ended September 30, 1999, the fair value of the SARs has decreased and therefore the Company has recorded a reduction in the total liability relating to the SARs of $1,490 (1998: reduction $548; 1997: charge $1,611).

                                    10K-48

                          LASALLE RE HOLDINGS LIMITED

 (b) Long term incentive plan

   In November 1995, the Company adopted a Long Term Incentive Plan (the "Incentive Plan") which permits the award of various incentives to employees of the Company, related companies and directors of the Company. The maximum number of shares that may be issued under the Incentive Plan is 1,000,000.

  (i) Share options

   Under the Incentive Plan, the options granted vest ratably in five annual installments over 5 years from the grant date, except for 85,218 options granted in 1997 which vest ratably in three annual installments over 3 years from the date of grant. The options can be exercised over a 10-year period, commencing on the vesting date. For certain option grants, the Plan has an anti-dilution provision, which awards the option holder a number of shares of restricted stock in the event that a dividend, when added to the value of all cash dividends previously paid within the same fiscal year, exceeds 5% of the average book value per share for the prior four quarters. As at September 30, 1999, 46,459 shares of restricted stock (1998: 26,995) were awarded. The restricted stock vests when the underlying options are exercised and is forfeited if the options expire unexercised. The Company has recorded an expense of $565 (1998: $374; 1997: $264) relating to compensation on these options. The following table is a summary of the options granted and outstanding during 1999, 1998 and 1997.

                                  1999               1998               1997
                            ------------------ -----------------  ----------------
                                      Weighted          Weighted          Weighted
                             Number   average  Number   average   Number  average
                               of     Exercise   of     Exercise    of    Exercise
                             shares    price   shares    price    shares   price
                            --------  -------- -------  --------  ------- --------
   Outstanding--beginning
    of year................  401,436   $24.96  446,436  $ 25.28   163,218  $19.25
   Granted.................  233,000   $25.11   10,000  $ 31.63   283,218  $28.75
   Exercised...............  (19,800)  $19.25        0  $  0.00         0  $ 0.00
   Forfeited............... (148,200)  $27.10  (55,000) $(28.75)        0  $ 0.00
                            --------   ------  -------  -------   -------  ------
   Outstanding--end of
    year...................  466,436   $24.90  401,436  $ 24.96   446,436  $25.28
                            ========   ======  =======  =======   =======  ======

   Of the 466,436 options outstanding, 78,131 options are presently exercisable at $19.25, 88,812 are presently exercisable at $28.75 and 2,000 are presently exercisable at $31.63. The remaining options are not presently exercisable and have a weighted average vesting period of 3.74 years.

   The weighted average fair value of options granted during 1999 is $10.38 (1998: $12.21; 1997:$8.18) per share. The fair value of the option grant in 1999 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 4% per annum; expected volatility of 27%; expected life of 7 years; and a risk free interest rate of 6.2%.

   The Company applies APB Opinion 25 and Related Interpretations in accounting for the Incentive Plan. Accordingly, a compensation cost has been recognized based on the intrinsic value of the options at the measurement date. The net income and earnings per Common Share would have been reduced to the pro forma amounts indicated below had compensation cost been determined based on the fair value of the options at the grant date consistent with SFAS No 123:

                                                        1999     1998    1997
                                                       -------  ------- -------
Net income................................ As reported $(2,834) $51,806 $97,077
                                           Pro forma   $(3,458) $51,350 $96,647
Earnings per Common Share, assuming
 dilution................................. As reported $ (0.61) $  2.80 $  5.14
                                           Pro forma   $ (0.64) $  2.78 $  5.12

                                    10K-49

                          LASALLE RE HOLDINGS LIMITED

  (ii) Share awards

   Pursuant to the provisions of the Incentive Plan awards of restricted stock vest over 5 years from the date of award with 33 1/3% vested on the third anniversary date of the award date, 66 2/3% vested on the fourth anniversary date of the award and 100% vested on the fifth anniversary date of the award. However, there are 30,000 shares of restricted stock which vest ratably in two annual installments over 2 years from the date of award. During the restricted period the employee receives dividends in the form of additional shares of restricted stock. During 1999 the Company awarded 55,000 shares of restricted stock (1998:Nil) with a value of $1,423 (1998:$Nil) to certain executive officers. At the time of the award the market value of the shares is recorded as deferred compensation and is presented as a separate component of shareholders' equity. The deferred compensation is charged to the income statement over the vesting period. For the year ended September 30, 1999 the Company charged $751 (1998 and 1997: $Nil) in respect of compensation on restricted stock awards.

   In addition, during the year ended September 30, 1999 pursuant to the Incentive Plan 1,379 (1998:Nil) Common Shares were awarded to individuals as of the fifth anniversary date of their hire. At the time of the award the market value of the shares is recorded as a compensation expense. During the year ended September 30, 1999 the Company booked a compensation expense of $28 (1998 and 1997: $Nil) on these share awards to employees

 (c) Employee stock purchase plan

   Pursuant to the Employee Stock Purchase Plan (the "Plan"), during the year ended September 30, 1999 the Company issued 19,459 (1998: 12,687) Common Shares. Under the Plan, the Company is authorized to sell up to 150,000 Common Shares at a discount equivalent to 15% of the market price, to employees of the Company, related companies, directors of the Company and other persons providing services to those companies. The maximum investment by an employee under the payroll deduction component of the Plan is $50 per calendar year. In addition, certain employees are eligible to use up to 100% of their annual bonus to purchase Common Shares under the Plan. The Company has recorded the shares issued under the Plan at fair value. No compensation cost has been recorded on those shares issued to employees of CNA (Bermuda) Services Limited ("CNA Bermuda") as the cost was reimbursed pursuant to the service agreement with CNA Bermuda. Compensation cost of $59 (1998: $5; 1997: $Nil) has been recorded on those shares issued to employees and directors of the Company.

11. Minority interest

   At October 1, 1998, the Minority interest of $105,569 represented the founding shareholders ownership of 4,472,646 outstanding Exchangeable Non-Voting Shares in LaSalle Re Limited. During the year ended September 30, 1999, the number of Exchangeable Non-Voting Shares increased due to the exercise of shareholder stock options and the issuance of further Exchangeable Non-Voting Shares. These transactions had the effect of increasing the minority interest percentage in LaSalle Re from 22.8% to 23.3%. At September 30, 1999 there were 4,725,546 outstanding Exchangeable Non-Voting Shares in LaSalle Re Limited, which represented the minority interest of $93,055.

12. Related party transactions

   In addition to the reinsurance arrangement (note 4), CatEPut transaction (note 8) and share purchase options (note 9), LaSalle Re has entered into the following transactions and agreements with companies related to the Founding Shareholders.

                                    10K-50

                          LASALLE RE HOLDINGS LIMITED

 (a) Premiums written

   During the year ended September 30, 1999, LaSalle Re assumed premiums written of approximately $8,369 (1998: $16,917; 1997: $21,408) from a ceding company related to a shareholder of LaSalle Re. In addition, LaSalle Re assumed premiums totaling $25,266 (1998: $27,190; 1997: $28,450) through brokers related to a shareholder of LaSalle Re. Brokerage fees incurred in respect of this business were approximately $2,526 (1998: $2,719; 1997:
$2,845). Reinsurance balances receivable at the balance sheet date include $(72) (1998: $8,729; 1997: $13,481) due (to) from such related parties.

 (b) Premiums ceded

   During the year ended September 30, 1999 LaSalle Re ceded premiums of $8,091 (1998: $0; 1997: $0) to a founding shareholder pursuant to a quota share contract. The Company recorded $647 (1998: $0; 1997: $0) of override commission with respect to this contract. Outstanding losses recoverable at the balance sheet date were $4,100 (1998: $0; 1997: $0). Reinsurance balances payable at the balance sheet date were $5,314 (1998: $0; 1997: $0).

 (c) Underwriting services

   LaSalle Re was party to an underwriting services agreement with CNA Bermuda during the period from the incorporation of LaSalle Re until September 30, 1998 at which date the agreement was terminated. Under this agreement, LaSalle Re granted CNA Bermuda the authority to provide underwriting services and to underwrite all classes of insurance and reinsurance as agents for LaSalle Re. LaSalle Re agreed to pay fees, during this period, to CNA Bermuda as follows:

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

   On October 1, 1998, LaSalle Re entered into an underwriting support services agreement with CNA Re Services Company ("CNA Services"). Under this Agreement, CNA Services provides certain underwriting support functions to LaSalle Re but no longer underwrites insurance or reinsurance as agents for LaSalle Re. With effect from October 1, 1998 LaSalle Re has agreed to pay fees to CNA Services as follows:

      (i)  An annual retainer of $333; and

       (ii) An underwriting profit commission equal to 1.67% of the aggregate net underwriting profits of LaSalle Re, where certain conditions are met.

   The agreement provides for additional fees to be payable if services provided exceed the retainer. Fees in excess of the retainer are calculated at daily or hourly rates to be agreed between the parties.

   Fees incurred with respect to the agreements with CNA Bermuda and CNA Services for the year ended September 30, 1999, were $1,461 (1998: $3,594; 1997: $6,587). At September 30, 1999, $2,693 (1998: $3,658) was payable in respect of these fees.


                                    10K-51

                          LASALLE RE HOLDINGS LIMITED

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

    1996$7,000

    1997 $3,300 and an underwriting profit commission equal to 2.75% of the aggregate net underwriting profit of LaSalle Re, where certain conditions were met.

   The Company incurred $44 and $6,212 for administrative services for the year ended September 30, 1998 and 1997 respectively.

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

   The Company has incurred $801 (1998: $850; 1997: $1,057) for services provided for the year ended September 30, 1999, of which $195 (1998: $215) was payable at September 30, 1999.

 (f) Claims handling services

   LaSalle Re was party to an agreement with Integrated Runoff Insurance Services Corporation ("IRISC") whereby IRISC performed certain claims handling services for LaSalle Re. The contract expired December 31, 1996. The Company incurred $16 for services provided for the year ended September 30, 1997.

 (g) Reinsurance services

   Effective January 1, 1997, LaSalle Re was party to a fronting agreement with Hedge Financial Products, an affiliate of CNA. CNA reinsured LaSalle Re 100% for the business fronted. For the year ended September 30, 1998 LaSalle Re received an administration fee of $63 (1997: $250) for the services provided. The agreement was not renewed on January 1, 1998.

                                    10K-52

                          LASALLE RE HOLDINGS LIMITED

13. Geographic Information

   The following table sets forth the Company's gross premiums written and the percentage thereof allocated to the zone of exposure for the years ended September 30, 1999, 1998 and 1997:

                                        1999           1998           1997
                                   -------------- -------------- ---------------
                                   Premiums       Premiums       Premiums
                                   Written    %   Written    %   Written     %
                                   -------- ----- -------- ----- --------  -----
United States....................    60,074 53.0%   64,352 48.0% $ 75,338  44.9%
Europe (excluding the U.K.)......     9,555  8.4%   14,477 10.7%   18,553  11.1%
United Kingdom...................     9,772  8.6%   11,726  8.7%   15,165   9.1%
Japan............................     2,926  2.6%    3,166  2.4%    6,949   4.2%
Australasia......................     4,457  4.0%    3,263  2.5%    6,472   3.8%
Worldwide........................    14,068 12.4%   21,784 16.2%   20,872  12.5%
Worldwide (excluding U.S.).......     5,399  4.8%    7,499  5.6%   12,579   7.5%
Other............................     7,041  6.2%    7,935  5.9%   11,628   6.9%
                                   -------- ----- -------- ----- --------  -----
                                    113,292  100%  134,202  100%  167,556   100%
                                            =====          =====           =====
Lloyd's..........................    22,389         21,039         14,125
Fronted premiums, reinstatements,
 adjustment premiums and no claim
 bonuses.........................     3,329             75        (10,295)
                                   --------       --------       --------
                                   $139,010       $155,316       $171,386
                                   ========       ========       ========

                                    10K-53

                          LASALLE RE HOLDINGS LIMITED

14. Segmental Reporting

   The Company has two reportable segments: reinsurance operations and Lloyds. The reinsurance segment provides reinsurance for property catastrophe and for other lines of business which have similar characteristics, namely high severity and low frequency. The Lloyd's segment is written through LaSalle Re Corporate Capital Ltd., which provides capital support to selected Lloyd's syndicates. The lines of business written by the selected syndicates include direct and facultative property insurance, marine insurance and reinsurance, professional indemnity, directors and officers insurance and bankers blanket bond business. Data for the three years ended September 30, 1999, 1998 and 1997 was as follows:

                                                  Reinsurance Lloyd's   Total
                                                  ----------- -------  --------
1999
Gross premiums written...........................  $116,621   $22,389  $139,010
Total revenues...................................   147,804    13,273   161,077
Loss before minority interest....................    (2,090)   (3,589)   (5,679)

Assets...........................................   677,573    58,534   736,107

Losses & loss expense ratio......................     105.5%     86.4%    103.6%
Expense ratio....................................      24.1%     48.5%     26.5%
                                                   --------   -------  --------
Combined ratio...................................     129.6%    134.9%    130.1%
                                                   --------   -------  --------

1998
Gross premiums written...........................  $134,276   $21,039  $155,316
Total revenues...................................   185,026     9,520   194,546
Income before minority interest..................    64,757       475    65,232

Assets...........................................   720,624    36,666   757,290

Losses & loss expense ratio......................      62.3%     54.4%     61.8%
Expense ratio....................................      19.0%     43.8%     20.4%
                                                   --------   -------  --------
Combined ratio...................................      81.3%     98.2%     82.2%
                                                   --------   -------  --------

1997
Gross premiums written...........................  $157,261   $14,125  $171,386
Total revenues...................................   195,066     2,719   197,785
Income (loss) before minority interest...........   121,683      (215)  121,468

Assets...........................................   669,004    17,084   686,088

Losses & loss expense ratio......................      18.3%     62.1%     19.0%
Expense ratio....................................      23.2%     44.7%     23.6%
                                                   --------   -------  --------
Combined ratio...................................      41.5%    106.8%     42.6%
                                                   --------   -------  --------

15. Commitments and contingencies

 (a) Leasing commitments

   The Company has rented space for its principal executive offices under lease agreements, which expire in 2001. Total rental expense for the year ended September 30, 1999 was approximately $328 (1998: $269; 1997: $Nil). Future minimum rental payments under the leases are expected to be as follows:

             Year ending September 30, 2000...... $299
             Year ending September 30, 2001......  105
                                                  ----
             Total minimum future rentals........ $404
                                                  ====

                                    10K-54

                          LASALLE RE HOLDINGS LIMITED

 (b) Financial instruments with off-balance sheet risk

   LaSalle Re has entered into a swap agreement to provide cash flow to a counterparty in the event of defined earthquake activity in Japan. Receipts to LaSalle Re which are accounted for as investment income are based on the notional amount of the swap. As at September 30, 1999, the Company had recorded $114 (1998: $58) of investment income. The contract exposes LaSalle Re to a maximum cash outflow of the same notional amount should the defined seismic event occur. The Company is also exposed to credit loss in the event of nonperformance by the counterparty to the remittance of interest payments as required by the swap. The Company does not anticipate nonperformance by the counterparty. At September 30, 1999, the total notional principal amount of the swap was $3,000 (1998: $3,000) which is supported by a letter of credit.

   The Company's functional currency is the U.S. dollar, however, as the Company operates internationally, it has exposure to changes in foreign currency exchange rates. These exposures include net cash inflows on non-U.S. dollar denominated insurance premiums.

   To manage the Company's exposure to these risks, the Company may enter into foreign exchange contracts in the major currencies to which the Company is exposed. These contracts generally involve the exchange of one currency for another at some future date. The Company had a notional principal amount outstanding of approximately $5,518 as at September 30, 1998 (fair value $Nil) in a contract to sell foreign currencies. No such contracts were outstanding in 1999 or 1997.

   The Company may also enter into foreign exchange contracts to manage the exposures relating to known reinsurance losses denominated in foreign currencies. As at September 30, 1999 the Company had no outstanding foreign exchange contracts.

 (c) Concentration of credit risk

   The Company has investment guidelines which restrict investments in securities below an "AA" grade rating to 20% of the total portfolio and only 10% of the total portfolio including managed cash and cash equivalents, can be invested in "BBB" grade rating. The Company is allowed to invest up to $10,000 in risk based investments and these bonds may carry a rating below "BBB". In addition, the guidelines restrict investments in a single issuer to no greater than 5% of the market value of the portfolio (except for U.S. and U.K. Government issues) and, with respect to country of issue, to no greater than 25% of the market value of the portfolio, except for U.S. and supernational borrowers.

   A broker, who is unrelated to the Company, arranged more than 20% of the Company's premiums written for the year ended September 30, 1999 (1998: more than 17%; 1997: 15%). A broker, who is related to the Company, arranged 18% of the Company's premiums written for the year ended September 30, 1999 (1998:
17%; 1997: 16%). Approximately 16% (1998: 14%; 1997: 8%) of the Company's
gross premiums written are derived from its participation as a corporate member of Lloyd's.

16. Credit facility

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

                                    10K-55

                          LASALLE RE HOLDINGS LIMITED

   The line of credit contains various covenants, including limitations on incurring additional indebtedness; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $300 million or 70% of net premiums written; maintenance of statutory capital of LaSalle Re of at least $400 million at the end of calendar year 1999 and thereafter; and maintenance of a ratio of net premiums written to statutory capital at the end of any fiscal quarter for the four fiscal quarters then ended of no more than 1.00 to 1.00 in each case. The Company may pay dividends and make other restricted payments so long as, after giving effect to such restricted payments, no event of default has occurred. Dividends and restricted payments are limited to 50% of consolidated net income for its immediately preceding fiscal year less amounts paid on the Series A preferred shares. As of September 30, 1999, there were no borrowings under the credit facility and the Company was in compliance with all covenants under the facility.

17. Statutory data

   The Company's ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by LaSalle Re. Under the Act, LaSalle Re is required to prepare statutory financial statements and to file in Bermuda a statutory financial return together with the statutory financial statements. LaSalle Re is required to maintain certain measures of solvency and liquidity.

   The statutory capital and surplus of LaSalle Re at September 30, 1999 was approximately $446,909 (1998: $506,000) and the minimum required statutory capital and surplus required by its license as a Class 4 insurer was $100,000 (1998: $100,000).

   The declaration of dividends from retained earnings and distributions from additional paid in capital is limited to the extent that the above requirements are met (as well as following certain procedures required under Bermuda law). At September 30, 1999, there were no restrictions on the distribution of retained earnings.

18. Taxation

   Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that will exempt the Company, subject to the terms expressed in the said undertaking, from taxation until the year 2016 in the event of any such taxes being imposed.

   Other than with respect to its Lloyd's business, the Company does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to United States income taxes. LaSalle Re Corporate Capital Ltd. is a corporate member of Lloyd's. Pursuant to a Closing Agreement between Lloyd's and the IRS, LaSalle Re Corporate Capital Ltd. will be treated as engaged in business in the U.S. and is subject to U.S. corporate income tax on its net income from U.S. sources. The Company believes that currently there is no income tax liability.

   LaSalle Re Corporate Capital Ltd. is also subject to U.K. corporation tax, with the assessment made at the end of thirty six months. Deferred tax assets and liabilities resulting from the Company's support of syndicates through LaSalle Re Corporate Capital are currently estimated to be insignificant, but are subject to change as the results of the syndicates are uncertain.

                                    10K-56

                          LASALLE RE HOLDINGS LIMITED

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


19. Unaudited quarterly financial data

   Year ended September 30, 1999

                                               First   Second    Third  Fourth
                                              Quarter Quarter   Quarter Quarter
                                              ------- --------  ------- -------
   Net premiums earned......................  $35,130 $ 38,055  $32,068 $21,362
   Net investment income and realized gains
    (losses)................................   10,146    8,222    8,691   7,403
   Losses and loss expenses incurred (net of
    recoveries).............................   30,586   50,204   24,789  25,568
   Net income (loss) (before minority
    interest)...............................    6,859  (13,727)   5,458  (4,269)
   Earnings (loss) per common share--
    assuming dilution.......................  $  0.25 $  (0.76) $  0.19 $ (0.29)

   Year ended September 30, 1998

                                                First  Second   Third  Fourth
                                               Quarter Quarter Quarter Quarter
                                               ------- ------- ------- -------
   Net premiums earned........................ $37,919 $41,906 $42,053 $32,742
   Net investment income and realized gains
    (losses)..................................   8,856  10,196   9,247  11,564
   Losses and loss expenses incurred (net of
    recoveries)...............................   8,698  19,938  23,607  43,296
   Net income (loss) (before minority
    interest).................................  29,679  22,023  18,173  (4,643)
   Earnings (loss) per common share--assuming
   dilution................................... $  1.34 $  0.97 $  0.78 $ (0.33)

                                     10K-57

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Effective October 25, 1999, the Company's previous independent auditors, KPMG, tendered their resignation citing a potential independence issue that could have arisen in connection with the upcoming audit of the Company's September 30, 1999 financial statements.

   The audit reports of KPMG on the financial statements of the Company for the past two years contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

   During the Company's two most recent fiscal years and the interim period to date, there have been no disagreements between KPMG and the Company with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Company within the two most recent fiscal years and through the interim period.

   On October 28, 1999, the Company announced that it had engaged Deloitte & Touche as its independent auditors, effective October 25, 1999. The engagement of Deloitte & Touche was recommended by the Company's audit committee, authorized by its board of directors, and will be presented for shareholder approval at the Company's next annual general meeting of shareholders.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

   For information regarding the Company's executive officers, see "Executive Officers of the Company" in Part I. The other information required by this
Item 10 is incorporated by reference to the information contained under the captions "Election of Directors--Nominees for Election," "--Directors Whose Terms of Office Will Continue After This Meeting" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

   The information required for this item is incorporated by reference to the information contained under the caption "Management" and "Election of Directors--Director Compensation" in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required for this item is incorporated by reference to the information contained under the caption "Beneficial Ownership of Common Shares" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required for this item is incorporated by reference to the information contained under the caption "Election of Directors--Certain Transactions" in the 2000 Proxy Statement.

                                    10K-58

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   The following documents are filed as a part of this report:

   (a) Financial Statements and Schedules:

     1. Financial Statements

      See Index to Financial Statements on page 10K-32 of this report, which is incorporated herein by reference.

     2. Financial Statement Schedules:

      Schedules have been omitted since the required information is presented elsewhere in this report or is not applicable.

     3. Exhibits

      See Index to Exhibits on pages 10K-62 to 10K-66 of this report, which is incorporated herein by reference.

   (b) Reports on Form 8-K:

     The following report on Form 8-K was filed during the quarter ended September 30, 1999:

      Item ReportedDate of Report

      Changes in Registrant's Certifying AccountantOctober 25, 1999

   (c) Exhibits:

   The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 10K-62 to 10K-66 of this report, which is incorporated herein by reference. These Exhibits have been omitted from the copies of this Form 10-K that are being distributed to shareholders. The Company will furnish a copy of any Exhibit to any shareholder upon written request and upon payment of a fee to cover the Company's reasonable expenses in furnishing such Exhibit. Such requests may be made to: Investor Relations Department, LaSalle Re Holdings Limited, Continental Building, 25 Church Street, Hamilton HM 12, Bermuda.

                                    10K-59

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bermuda, on the 15th day of December, 1999.

                                          LaSalle Re Holdings Limited

                                                /s/ Guy D. Hengesbaugh
                                          By __________________________________
                                                 Name: Guy D. Hengesbaugh
                                                Title: President and Chief
                                                     Executive Officer


                               POWER OF ATTORNEY

   Each person whose signature appears below constitutes and appoints Guy D. Hengesbaugh, Clare E. Moran and Michael A. Conway, or any of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 15th day of December, 1999.

                 Signature                                     Title
                 ---------                                     -----


          /s/ Victor H. Blake               Chairman and Director
___________________________________________
              Victor H. Blake

        /s/ Guy D. Hengesbaugh              President and Chief Executive Officer
___________________________________________   (Principal executive officer)
            Guy D. Hengesbaugh

          /s/ Clare E. Moran                Senior Vice President, Treasurer and
___________________________________________   Interim Chief Financial Officer
              Clare E. Moran                  (Principal financial and accounting
                                              officer)

      /s/ William J. Adamson, Jr.           Director
___________________________________________
          William J. Adamson, Jr.

         /s/ Michael A. Conway              Director
___________________________________________
             Michael A. Conway

         /s/ Robert V. Deutsch              Director
___________________________________________
             Robert V. Deutsch

       /s/ Clement S. Dwyer, Jr.            Director
___________________________________________
           Clement S. Dwyer, Jr.

                                    10K-60

                 Signature                                     Title
                 ---------                                     -----

       /s/ Donald P. Koziol, Jr.            Director
___________________________________________
           Donald P. Koziol, Jr.

          /s/ Lester Pollack                Director
___________________________________________
              Lester Pollack

         /s/ Peter J. Rackley               Director
___________________________________________
             Peter J. Rackley
           /s/ Paul J. Zepf                 Director
___________________________________________
               Paul J. Zepf


                                     10K-61

                               INDEX TO EXHIBITS

  Exhibit
  Number          Description                      Method of Filing
  -------         -----------                      ----------------
  3.1      Memorandum of Association   Incorporated by reference to Exhibit 3.1
                                       to Registration Statement on Form S-1
                                       (No. 33-97304)
  3.2      Bye-Laws                    Incorporated by reference to Exhibit 3.2
                                       to Form 10-Q for the quarterly period
                                       ended March 31, 1998 (File No. 1-12823)
 10.1      Excess Ownership            Incorporated by reference to Exhibit
           Agreement dated November    10.3 to Form 10-Q for the quarterly
           27, 1995 among the          period ended December 31, 1995 (File
           Company, LaSalle Re and     No. 0-27216)
           the Founding Shareholders
 10.2      Amended and Restated        Incorporated by reference to Exhibit
           Shareholders Agreement      10.1 to Form 10-Q for the quarterly
           dated November 27, 1995     period ended December 31, 1995 (File
           among the Company,          No. 0-27216)
           LaSalle Re and the
           Founding Shareholders
 10.3      Amended and Restated        Incorporated by reference to Exhibit
           Option Agreement Dated      10.2 to Form 10-Q for the quarterly
           November 27, 1995 among     period ended December 31, 1995 (File
           the Company, LaSalle Re     No. 0-27216)
           and certain of the
           Founding Shareholders
 10.4      Conversion Agreement        Incorporated by reference to Exhibit
           dated November 27, 1995     10.4 to Form 10-Q for the quarterly
           among the Company,          period ended December 31, 1995 (File No.
           LaSalle Re and holders of   0-27216)
           Exchangeable Non-Voting
           Shares
 10.5      Underwriting Support        Incorporated by reference to Exhibit
           Services Agreement Dated    10.7 to Form 10-K for the fiscal year
           October 1, 1998 among       ended September 30, 1998 (File
           LaSalle Re, CRSC and CNA    No. 1-12823)
           Bermuda
 10.6      Amended and Restated        Incorporated by reference to Exhibit
           Investment Management       10.8 to Registration Statement on Form
           Agreement dated September   S-1 (No. 333-14861)
           21, 1995 among the
           Company, LaSalle Re and
           Aon Advisors
 10.7      Second Amended and          Filed with this document
           Restated Employment
           Agreement dated as of
           July 1, 1999 between
           Victor H. Blake and
           LaSalle Re
 10.8      Employment Agreement        Incorporated by reference to Exhibit
           dated October 1, 1998       10.12 to Form 10-K for the fiscal year
           between Guy D.              ended September 30, 1998 (File
           Hengesbaugh and LaSalle     No. 1-12823)
           Re
 10.9      Employment Agreement        Incorporated by reference to Exhibit
           dated October 1, 1998       10.13 to Form 10-K for the fiscal year
           between Andrew Cook and     ended September 30, 1998 (File
           LaSalle Re                  No. 1-12823)
 10.10     Employment Agreement        Filed with this document
           dated March 1, 1999
           between Robert P.
           Cuthbert and LaSalle Re
 10.11     Separation Agreement        Filed with this document
           dated May 1, 1999 between
           Robert P. Cuthbert and
           LaSalle Re
 10.12     Employment Agreement        Filed with this document
           dated October 1, 1998
           between Mark C. Stockton
           and LaSalle Re


                                     10K-62

 10.13     LaSalle Re Holdings         Incorporated by reference to Exhibit
           Limited 1996 Long-Term      10.13 to Registration Statement on Form
           Incentive Plan              S-1 (No. 333-14861)
 10.14     First Amendment to          Incorporated by reference to Exhibit 4.4
           LaSalle Re Holdings         to Registration Statement on Form S-8
           Limited 1996 Long-Term      (No. 333-38653)
           Incentive Plan, dated
           September 25, 1997
 10.15     Second Amendment to         Incorporated by reference to Exhibit
           LaSalle Re Holdings         10.16 to Form 10-K for the fiscal year
           Limited 1996 Long-Term      ended September 30, 1998 (File
           Incentive Plan, dated       No. 1-12823)
           September 25, 1998
 10.16     LaSalle Re Holdings         Incorporated by reference to Exhibit
           Limited Employee Stock      10.14 to Registration Statement on Form
           Purchase Plan               S-1 (No. 333-14861)
 10.17     First Amendment to          Incorporated by reference to Exhibit 4.4
           LaSalle Re Holdings         to Registration Statement on Form S-8
           Limited Employee Stock      (No. 333-38655)
           Purchase Plan, dated
           September 25, 1997
 10.18     Second Amendment to         Incorporated by reference to Exhibit
           LaSalle Re Holdings         10.19 to Form 10-K for the fiscal year
           Limited Employee Stock      ended September 30, 1998 (File No. 1-
           Purchase Plan, dated        12823)
           September 25, 1998
 10.19     Third Amendment to          Incorporated by reference to Exhibit
           LaSalle Re Holdings         10.4 to Form 10-Q for the quarterly
           Limited Employee Stock      period ended March 31, 1999 (File
           Purchase Plan, dated        No. 1-12823)
           February 26, 1999
 10.20     Credit Agreement dated as   Incorporated by reference to Exhibit
           of December 1, 1995 among   10.9 to Form 10-Q for the quarterly
           the Company, several        period ended December 31, 1995 (File
           banks and Chemical Bank,    No. 0-27216)
           as administrative agent
 10.21     First Amendment, dated      Incorporated by reference to Exhibit
           September 25, 1996, among   10.12 to Registration Statement on Form
           the Company, several        S-1 (No. 333-14861)
           banks and Chase Manhattan
           Bank as administrative
           agent, to Credit
           Agreement dated as of
           December 1, 1995 among
           the Company, several
           banks and Chemical Bank,
           as administrative agent
 10.22     Second Amendment, dated     Incorporated by reference to Exhibit
           March 13, 1997,             10.30 to
           among the Company,          Form 10-K for the fiscal year ended
           several banks and Chase     September 30, 1997 (File No. 1-12823)
           Manhattan Bank as
           administrative agent, to
           Credit Agreement dated as
           of December 1,
           1995 among the Company,
           several banks and
           Chemical Bank, as
           administrative agent
 10.23     Third Amendment, dated      Incorporated by reference to Exhibit
           March 16, 1998, among the   10.1 to Form 10-Q for the quarterly
           Company, several banks      period ended March 31, 1998 (File
           and Chase Manhattan Bank    No. 1-12823)
           as administrative agent,
           to Credit Agreement dated
           as of December 1, 1995
           among the Company,
           several banks and
           Chemical Bank, as
           administrative agent
 10.24     Waiver dated as of April    Incorporated by reference to Exhibit
           1, 1999, among the          10.1 to Form 10-Q for the quarterly
           Company, several banks      period ended March 31, 1999 (File
           and Chase Manhattan Bank    No. 1-12823)
           as administrative agent,
           to Credit Agreement dated
           as of December 1, 1995
           among the Company,
           several banks and
           Chemical Bank, as
           administrative agent.


                                     10K-63

 10.25     Catastrophe Equity           Incorporated by reference to Exhibit
           Securities Issuance Option   10.31 to Form 10-K for the fiscal year
           Agreement, dated as of       ended September 30, 1997 (File No.
           July 1, 1997 between the      1-12823)
           Company on the one hand
           and European Reinsurance
           Company of Zurich, Allianz
           Aktiengesellschaft,
           Continental Casualty
           Company and CIC-Hilldale,
           Inc. on the other hand
 10.26     Quota Share Arrangement,     Incorporated by reference to Exhibit
           dated as of April 1, 1999,   10.2 to Form 10-Q for the quarterly
           between LaSalle Re and       period ended March 31, 1999 (File
           Continental Casualty         No. 1-12823)
           Company
 10.27     Quota Share Treaty between   Incorporated by reference to Exhibit
           CNA International            10.17 to Registration Statement on Form
           Reinsurance Company          S-1 (No. 333-14861)
           Limited and LaSalle Re in
           respect of 1994
           underwriting year of
           account (London office)
 10.28     Quota Share Treaty between   Incorporated by reference to Exhibit
           CNA International            10.18 to Registration Statement on Form
           Reinsurance Company          S-1 (No. 333-14861)
           Limited and LaSalle Re in
           respect of 1995
           underwriting year of
           account (London office)
 10.29     Quota Share Treaty between   Incorporated by reference to Exhibit
           CNA International            10.19 to Registration Statement on Form
           Reinsurance Company          S-1 (No. 333-14861)
           Limited and LaSalle Re in
           respect of 1996
           underwriting year of
           account (London office)
 10.30     Quota Share Treaty between   Incorporated by reference to Exhibit
           CNA International            10.27 to Form 10-K for the fiscal year
           Reinsurance Company          ended September 30, 1997 (File
           Limited and LaSalle Re in    No. 1-12823)
           respect of 1997
           underwriting year of
           account (London office)
 10.31     Quota Share Treaty between   Incorporated by reference to Exhibit
           CNA International            10.27 to Form 10-K for the fiscal year
           Reinsurance Company          ended September 30, 1998 (File
           Limited and LaSalle Re in    No. 1-12823)
           respect of 1998
           underwriting year of
           account (London office)
 10.32     Quota Share Treaty between   Filed with this document
           CNA International
           Reinsurance Company
           Limited and LaSalle Re in
           respect of 1999
           underwriting year of
           account (London office)
 10.33     Quota Share Treaty between   Incorporated by reference to Exhibit
           CNA International            10.20 to Registration Statement on Form
           Reinsurance Company          S-1 (No. 333-14861)
           Limited and LaSalle Re in
           respect of 1994
           underwriting year of
           account (Amsterdam office)
 10.34     Quota Share Treaty between   Incorporated by reference to Exhibit
           CNA International            10.21 to Registration Statement on Form
           Reinsurance Company          S-1 (No. 333-14861)
           Limited and LaSalle Re in
           respect of 1995
           underwriting year of
           account (Amsterdam office)
 10.35     Quota Share Treaty between   Incorporated by reference to Exhibit
           CNA International            10.22 to Registration Statement on Form
           Reinsurance Company          S-1 (No. 333-14861)
           Limited and LaSalle Re in
           respect of 1996
           underwriting year of
           account (Amsterdam office)


                                     10K-64

 10.36     Quota Share Treaty between   Incorporated by reference to Exhibit
           CNA International            10.28 to Form 10-K for the fiscal year
           Reinsurance Company          ended September 30, 1997 (File
           Limited and LaSalle Re in    No. 1-12823)
           respect of 1997
           underwriting year of
           account (Amsterdam office)
 10.37     Quota Share Treaty between   Incorporated by reference to Exhibit
           CNA International            10.28 to Form 10-K for the fiscal year
           Reinsurance Company          ended September 30, 1998 (File No. 1-
           Limited and LaSalle Re in    12823)
           respect of 1998
           underwriting year of
           account (Amsterdam office)
 10.38     Quota Share Treaty between   Filed with this document
           CNA International
           Reinsurance Company
           Limited and LaSalle Re in
           respect of 1999
           underwriting year of
           account (Amsterdam office)
 10.39     LMX Quota Share              Incorporated by reference to Exhibit
           Retrocessional Agreement     10.23 to Registration Statement on Form
           between Continental          S-1 (No. 333-14861)
           Casualty Company and
           LaSalle Re for the 1995
           underwriting year of
           Account
 10.40     LMX Quota Share              Incorporated by reference to Exhibit
           Retrocessional Agreement     10.24 to Registration Statement on Form
           between Continental          S-1 (No. 333-14861)
           Casualty Company and
           LaSalle Re for the 1996
           underwriting year of
           Account
 10.41     LMX Quota Share              Incorporated by reference to Exhibit
           Retrocessional Agreement     10.29 to Form 10-K for the fiscal year
           between Continental          ended September 30, 1997 (File
           Casualty Company and         No. 1-12823)
           LaSalle Re for the 1997
           underwriting year of
           Account
 10.42     LMX Quota Share              Incorporated by reference to Exhibit
           Retrocessional Agreement     10.38 to Form 10-K for the fiscal year
           between Continental          ended September 30, 1998 (File
           Casualty Company and         No. 1-12823)
           LaSalle Re for the 1998
           underwriting year of
           Account
 10.43     LMX Quota Share              Filed with this document
           Retrocessional Agreement
           between Continental
           Casualty Company and
           LaSalle Re for the 1999
           underwriting year of
           Account
 12.1      Statement re computation     Filed with this document
           of ratio of earnings to
           combined fixed charges and
           preferred share dividends
 13.1      Portions of the Annual       Filed with this document
           Report to Shareholders for
           the fiscal year ended
           September 30, 1999
 16.1      Letter re change in          Incorporated by reference to Exhibit 16
           certifying accountant        to Form 8-K filed on October 28, 1999
                                        (File No.  1-12823)
 21.1      Subsidiaries of the          Incorporated by reference to Exhibit
           Registrant                   21.1 to Registration Statement on Form
                                        S-1 (No. 333-14861)
 23.1      Consent of KPMG              Filed with this document
 23.2      Consent of Deloitte &        Filed with this document
           Touche
 24.1      Power of Attorney            Included on signature page
 27.1      Financial Data Schedule      Filed with this document

                                     10K-65