Form 10-Q
period 1999-12-31
LASALLE RE HOLDINGS LTD
filed 2000-02-11
CIK 1001384

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999
                                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 1-12823
                                                -------


                          LaSalle Re Holdings Limited
             (Exact name of registrant as specified in its charter)


                  Bermuda                            Not applicable
      -------------------------------            ------------------------
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


The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of February 7, 2000 was 15,610,348.

                          LaSalle Re Holdings Limited
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                                                Page
                                                                                                ----
ITEM 1.    Unaudited Consolidated Financial Statements

           Consolidated Balance Sheets
           December 31, 1999 and September 30, 1999...........................................   3

           Consolidated Statements of Operations and Comprehensive Income
           Three Months ended December 31, 1999 and 1998......................................   4

           Consolidated Statements of Changes in Shareholders' Equity
           Three Months ended December 31, 1999 and 1998......................................   5

           Consolidated Statements of Cash Flows
           Three Months ended December 31, 1999 and 1998......................................   6

           Notes to Unaudited Consolidated Financial Statements...............................   7

ITEM 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition......................................   9

ITEM 2A.   Quantitative and Qualitative Disclosure about Market Risk..........................  14


                                   PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................................  15

ITEM 2.    Changes in Securities and Use of Proceeds..........................................  15

ITEM 3.    Defaults upon Senior Securities....................................................  15

ITEM 4.    Submission of Matters to a Vote of Security Holders................................  15

ITEM 5.    Other information..................................................................  15

ITEM 6.    Exhibits and Reports on Form 8-K...................................................  15

Signatures....................................................................................  16

================================================================================

                          LaSalle Re Holdings Limited

                          Consolidated Balance Sheets
               (Expressed in thousands of United States Dollars,
                       except share and per share data)
                                   Unaudited

======================================================================================
                                               December 31, 1999    September 30, 1999
Assets
Cash and cash equivalents                          $147,885              $193,151
Investments held as available for sale at
  fair value                                        411,706               363,825
  (amortized cost $421,546; $369,179)
Accrued investment income                            12,215                10,075
Reinsurance balances receivable                      78,424                93,163
Deferred acquisition costs                            8,470                11,911
Prepaid reinsurance premiums                         11,137                17,310
Outstanding losses recoverable from
  reinsurers                                         17,776                 9,100
Other assets                                         38,555                37,572
                                                   --------              --------

Total assets                                       $726,168              $736,107
                                                   ========              ========

Liabilities
Reserve for losses and loss expenses               $190,352              $146,552
Unearned premium reserve                             49,895                77,049
Other liabilities                                    37,055                37,254
Dividend payable                                          0                     0
                                                   --------              --------

Total liabilities                                   277,302               260,855
                                                   --------              --------

Minority interest                                    86,906                93,055
                                                   --------              --------

Shareholders' equity
Share capital authorised in the aggregate
  100,000,000 shares, par value $1
Preferred shares
  (issued & outstanding, 3,000,000 Series A
  preferred shares par value $1,
  liquidation preference $25 per share)               3,000                 3,000
Common shares
  (issued & outstanding, 15,603,652;
  15,600,262 par value $1)                           15,604                15,600
Additional paid in capital                          293,305               293,709
Accumulated other comprehensive income
  Unrealized loss on investments                     (7,542)               (4,113)
Deferred compensation                                  (447)                 (516)
Retained earnings                                    58,040                74,517
                                                   --------              --------

Total shareholders' equity                          361,960               382,197
                                                   --------              --------

Total liabilities, minority interest and
  shareholders' equity                             $726,168              $736,107
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

================================================================================

                                                                Three Months Ended
                                                        December 31, 1999   December 31, 1998
Revenues

Gross premiums written                                        $ 10,307             $11,811
Premiums ceded                                                    (897)               (983)
                                                              --------             -------

Net premiums written                                             9,410              10,828
Change in unearned premiums                                     20,981              24,302
                                                              --------             -------
Net premiums earned                                             30,391              35,130

Net investment income                                            8,588               7,954
Net realized gains on investments                                    0               2,192
                                                              --------             -------
Total revenues                                                  38,979              45,276
                                                              --------             -------

Expenses

Net losses and loss expenses incurred                           46,642              30,586
Underwriting expenses                                            6,812               5,664
Operational expenses                                             3,599               2,436
Corporate expenses                                               1,383                  71
Interest expense                                                   346                 465
Exchange loss (gain)                                                28                (805)
                                                              --------             -------
Total expenses                                                  58,810              38,417
                                                              --------             -------


(Loss) income before minority interest                         (19,831)              6,859
Minority interest                                               (4,990)              1,155
                                                              --------             -------
Net (loss) income                                              (14,841)              5,704

Other comprehensive income

Unrealized (losses) gains on securities                         (3,429)             (3,945)
Less: reclassification adjustments
      for (losses) included in net income                            0              (2,057)
                                                              --------             -------
Total other comprehensive (loss) income                         (3,429)             (6,002)
                                                              --------             -------
Comprehensive (loss) income                                   $(18,270)            $  (298)
                                                              ========             =======
(Losses) earnings per common share                            $  (1.06)            $  0.26
                                                              ========             =======
(Losses) earnings per common share - assuming dilution        $  (1.06)            $  0.25
                                                              ========             =======

See accompanying notes to unaudited consolidated financial statements

                          LaSalle Re Holdings Limited

          Consolidated Statements of Changes in Shareholders' Equity
               (Expressed in thousands of United States Dollars,
                       except share and per share data)
                                   Unaudited
--------------------------------------------------------------------------------

                                                    Three Months Ended
                                         December 31, 1999   December 31, 1998
Preferred shares par value $1
Balance at beginning and end of period         $  3,000            $  3,000
                                             ==========         ===========

Common shares par value $1
Balance at beginning of period                 $ 15,600            $ 15,179
Exercise of share options                             0                   6
Issue of shares                                       4                 660
Share repurchase                                      0                 (65)

                                            -----------        ------------
Balance at end of period                       $ 15,604            $ 15,780
                                             ==========         ===========

Additional paid in capital
Balance at beginning of period                 $293,709            $295,578
Issue of shares                                      55                 427
Share repurchase                                      0              (1,015)
Change in minority interest                          10               2,145
Equity put option premium                          (469)                  0

                                            -----------        ------------
Balance at end of period                       $293,305            $297,135
                                             ==========         ===========

Accumulated other comprehensive income
Balance at beginning of period                 $ (4,113)           $ 13,838
Unrealized (loss) profit in period               (3,429)             (6,135)
Change in minority interest                           0                 133

                                            -----------        ------------
Balance at end of period                       $ (7,542)           $  7,836
                                             ==========         ===========

Deferred compensation
Balance at beginning of period                 $   (516)           $      0
Amortization                                         69                   0
Change in minority interest                           0                   0

                                            -----------        ------------
Balance at end of period                       $   (447)           $      0
                                             ==========         ===========

Retained earnings
Balance at beginning of period                 $ 74,517            $102,458
Net Income                                      (14,841)              5,704
Common share dividends                                0              (5,916)
Preferred share dividends                        (1,641)             (1,641)
Exercise of share options                             0                (509)
Share repurchase                                      0                (272)
Change in minority interest                           5                 992

                                            -----------        ------------
Balance at end of period                       $ 58,040            $100,816
                                             ==========         ===========


Total shareholders' equity                     $361,960            $424,567
                                             ==========         ===========


See accompanying notes to unaudited financial statements

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Cash Flows
               (Expressed in thousands of United States Dollars)
                                   Unaudited

===============================================================================

                                                             Three Months Ended
                                                   December 31, 1999     December 31, 1998
Cash flows from operating activities
Net income                                              $(14,841)          $  5,704
Adjustments to reconcile net income to
cash provided by operating activities:
   Minority interest in net income                        (4,990)             1,155
   Amortization of investment premium                         81                190
   Net gain on sale of investments                             0             (2,192)
   Unrealized loss (gain) on foreign exchange                193                 10
Changes in:
   Accrued investment income                              (2,139)              (929)
   Reinsurance balances receivable                        14,770             19,702
   Deferred acquisition costs                              3,441              3,313
   Prepaid reinsurance premiums                            6,172              1,682
   Outstanding losses recoverable from reinsurers         (8,676)                 0
   Other assets                                           (1,000)            (3,960)
   Reserve for losses and loss expenses                   43,593              2,676
   Unearned premium reserve                              (27,154)           (25,985)
   Other liabilities                                        (199)            (4,894)
                                                        ---------          ---------
Cash provided by operating activities                      9,251             (3,528)
                                                        ---------          ---------

Cash flows from investing activities

Purchase of investments                                  (62,430)           (69,707)
Proceeds on the sale of investments                       10,000            103,478
Proceeds on the maturity of investments                        0                  0
                                                        ---------          ---------
Cash provided by investing activities                    (52,430)            33,771
                                                        ---------          ---------

Cash flows from financing activities

Issue of shares                                               23              1,165
Dividends paid                                            (1,641)           (16,384)
Share repurchases                                              0             (1,346)
Equity put option premium                                   (469)              (660)
                                                        ---------          ---------
Cash applied to financing activities                      (2,087)           (17,225)
                                                        ---------          ---------

Net increase in cash and cash equivalents                (45,266)            13,018

Cash and cash equivalents at beginning of period         193,151             85,281
                                                        ---------          ---------
Cash and cash equivalents at end of period              $147,885           $ 98,299
                                                        =========          =========

  See accompanying notes to unaudited consolidated financial statements

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
              (Expressed in thousands of United States Dollars,
                       except share and per share data)

================================================================================

1.  General

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the LaSalle Re Holdings Limited Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

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

2.  Earnings per Share

Earnings per share have been calculated in accordance with SFAS No. 128:

                                                                  1999                1998
                                                              -----------          -----------
Net (loss)/income                                             $   (14,841)         $     5,704
Add back: minority interest                                        (4,990)               1,155
Less: Series A preferred share dividends                           (1,641)              (1,641)
                                                              -----------          -----------
(Loss) income available to common shareholders                $   (21,472)         $     5,218
                                                              -----------          -----------

Weighted average number of shares outstanding:
Common shares                                                  15,603,503           15,346,215
Exchangeable Non-Voting Shares                                  4,725,546            4,472,646
                                                              -----------          -----------
Weighted average number of shares outstanding:                 20,329,049           19,818,861

(Loss) earnings per share                                     $     (1.06)         $      0.26
                                                              ===========          ===========
(Loss) income available to common shareholders                $   (21,472)         $     5,218
                                                              -----------          -----------

Weighted average number of common shares
Outstanding:                                                   20,329,049           19,818,861
Plus:  incremental shares from assumed:
       exercise of options                                         Note 1              874,603
       exercise of stock appreciation rights                       Note 1               65,818
       contingently issuable shares                                Note 1              100,623
                                                              -----------          -----------
Adjusted weighted average number of common shares
Outstanding                                                    20,329,049           20,859,905

(Loss) earnings per share assuming dilution                   $     (1.06)         $      0.25
                                                              ===========          ===========

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
              (Expressed in thousands of United States Dollars,
                       except share and per share data)

================================================================================

Note 1 Anti dilutive therefore not included.

As of December 31, 1999, the Company had 1,022,514 options outstanding and had granted 340,872 stock appreciation rights. As of December 31, 1998, the Company had 1,072,982 options outstanding and had granted 340,872 stock appreciation rights.

3.  Reinsurance

The effect of reinsurance on premiums written and earned is as follows:

                                                   Three months ended              Three months ended
                                                    December 31, 1999               December 31, 1998
                                                 ------------------------        ------------------------
                                                  Written         Earned          Written         Earned
                                                 ---------       --------        ---------       --------
Assumed                                           $10,307        $37,460          $11,811        $37,796
Ceded                                                (897)        (7,069)            (983)        (2,666)
                                                  -------        -------          -------        -------
Net premiums                                      $ 9,410        $30,391          $10,828        $35,130
                                                  =======        =======          =======        =======

================================================================================

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
================================================================================

The following is a discussion and analysis of the Company's results of operations for the three months ended December 31, 1999 and 1998 and financial condition as of December 31, 1999. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

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

Results of Operations - for the three months ended December 31, 1999 and 1998

Traditionally, premiums written in the quarter ended December 31 are significantly lower than premiums written in other quarters in the fiscal year, as no major renewal date occurs during the quarter. Total gross premiums written, before reinstatement premiums, adjustment premiums and no claims bonuses, were $6.0 million for the three months ended December 31, 1999 compared to $9.2 million for the three months ended December 31, 1998. Gross premiums on the Company's property catastrophe book for the quarter ended December 31, 1999 were consistent with the amount written in the quarter ended December 31, 1998. The decrease of $3.2 million in gross premiums written was principally due to a casualty contract that was written in 1998, on a multi-year basis and therefore was not written in the quarter ended December 31, 1999. Gross premiums written by LaSalle Re Capital were consistent for the quarters ended December 31, 1999 and 1998.

In addition, for the quarter ended December 31, 1999, the Company experienced a net increase of $1.6 million with respect to amounts booked for reinstatement premiums, premium adjustments and no claims bonuses. The increase was principally due to increased reinstatement premiums following an increase in loss activity during the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998.

Premiums ceded for the quarter ended December 31, 1999 were $0.9 million compared to $1.0 million in the quarter ended December 31, 1998.

As a result of the above, net premiums written for the quarter ended December 31, 1999 were $9.4 million compared to $10.8 million for the quarter ended December 31, 1998.

Net premiums earned decreased from $35.1 million for the quarter ended December 31, 1998 to $30.4 million for the same quarter in 1999. The decrease of 13.4% was caused primarily by an increase in the level of ceded premiums amortized due to the increased level of reinsurance protections bought during the year ended September 30, 1999. For the quarter ended December 31, 1999, ceded premiums amortized were $7.1 million compared to $2.7 million for the quarter ended December 31, 1998.

================================================================================

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
================================================================================

Net investment income increased 7.5% to $8.6 million for the quarter ended December 31, 1999 from $8.0 million for the quarter ended December 31, 1998. The increase in net investment income was attributable to an increase in market yields and additional income generated on an equity account maintained in accordance with the terms of the Company's multi-year excess of loss reinsurance program. Annualized investment income as a percentage of the average market value of invested assets was 6.0% for the quarter ended December 31, 1999 compared to 5.4% for the quarter ended December 31, 1998.

There were no realized gains or losses on investments during the quarter ended December 31, 1999. During the quarter ended December 31, 1998 the Company realized $2.2 million of investment gains. Due to the continued interest rate uncertainties during the quarter ended December 31, 1998, the Company reduced the duration of the portfolio by selling longer dated bonds that produced realized gains and moved the proceeds into short-term holdings.

The following table sets forth the Company's combined ratios for the quarters ended December 31, 1999 and 1998:

                                          December 31, 1999          December 31, 1998
                                          -----------------          -----------------
Loss and loss expense ratio                      153.5%                     87.1%
Expense ratio                                     34.3%                     23.1%
Combined ratio                                   187.8%                    110.2%

Losses and loss expenses incurred represents losses paid and reserves established in respect of specific losses and loss expenses reported by cedants and expected loss development and additions to incurred-but-not-reported loss reserves.

The Company incurred net losses and loss expenses of $46.6 million during the quarter ended December 31, 1999 compared with $30.6 million during the quarter ended December 31, 1998. A significant portion of the net losses incurred during the quarter ended December 31, 1999 related to two storms which struck northwest Europe, including France and Germany, on December 26 and 27, 1999. The Company established net loss reserves of $23.5 million for Storm Lothar and $5.6 million for Storm Martin, based on current industry estimates of the market loss. In addition, the Company established $7.0 million of loss reserves for a significant storm that hit Denmark on December 3, 1999. The remaining $10.5 million principally related to smaller losses and the establishment of reserves for other events that occurred during the quarter but have not yet been reported to the Company. Losses incurred during the quarter ended December 31, 1998 related primarily to the strengthening of reserves in respect of Hurricane Georges and to events covered under political risk contracts, a satellite failure, various international and US storms and a loss on a risk excess surplus treaty.

The expense ratio includes underwriting expenses and operational expenses. Underwriting expenses include brokerage, commissions, excise taxes and other costs related to underwriting reinsurance contracts.

Underwriting expenses as a percentage of net premiums earned were 22.4% for the quarter ended December 31, 1999 compared to 16.1% for the quarter ended December 31, 1998. The increase in the ratio of 6.3% was partly due to the increased amount of amortized ceded reinsurance that reduced net premiums earned. For the quarter ended December 31, 1999 underwriting expenses as a percentage of gross premiums earned were 18.2% compared to 15.0% for the quarter ended December 31, 1998.

================================================================================

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

As a percentage of gross earned premiums, fees accrued pursuant to the Underwriting Support Services Agreement together with underwriters' compensation costs decreased from 2.5% for the quarter ended December 31, 1998 to 2.3% for the quarter ended December 31, 1999. This decrease was primarily due to the run off of the costs associated with the former Underwriting Services Agreement. The Company's level of brokerage fees and ceding commissions increased by 3.4% from 12.5% for the quarter ended December 31, 1998 to 15.9% for the quarter ended December 31, 1999. The increase was principally due to an increase in the provision accrued for profit commission with respect to one specific contract.

Operational expenses increased by $1.2 million to $3.6 million for the quarter ended December 31, 1999 from $2.4 million for the quarter ended December 31, 1998. As a percentage of net earned premiums, operational expenses were 11.8% for the quarter ended December 31, 1999 compared with 6.9% for the quarter ended December 31, 1998. The increase in operational expenses was primarily due to a change in the value of stock appreciation rights, which increased during the quarter ended December 31, 1999 due to an increase in the Company's stock price. During the quarter ended December 31, 1998 the value of the stock appreciation rights decreased as the price of the Company's stock fell.

Corporate expenses for the quarter ended December 31, 1999 were $1.4 million compared with $0.01 million in the quarter ended December 31, 1998. These expenses related primarily to the business combination agreement signed on December 19, 1999 with Trenwick Group Inc.

Interest expense was $0.3 million during the quarter ended December 31, 1999 compared with $0.5 million in the quarter ended December 31, 1998. The interest expense was primarily due to financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract. Other interest expenses related to the ongoing commitment fees payable on the Company's credit facility. As at December 31, 1999, there were no borrowings under this facility.

The Company's losses per share were ($1.06) for the quarter ended December 31, 1999 compared to earnings per share of $0.26 for the quarter ended December 31, 1998. Losses per share assuming dilution were ($1.06) for the quarter ended December 31, 1999 compared earnings per share assuming dilution $0.25 for the quarter ended December 31, 1998.


Liquidity and Capital Resources

As a holding company, the Company's assets consist primarily of all of the outstanding voting stock of LaSalle Re. The Company's cash flows depend primarily on dividends and other permitted payments from LaSalle Re and its subsidiaries.

LaSalle Re's sources of funds consist of net premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, brokerage, commissions, excise taxes, administrative expenses and dividends. Under the Insurance Act, 1978, amendments thereto and related regulations of Bermuda (the "Insurance Act"), LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files an affidavit stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the approval of the Bermuda Minister of Finance if it failed to meet its required margins in the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends, which would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act from reducing its total opening statutory capital by more than 15% without the approval of the Minister of Finance. LaSalle Re currently meets these requirements. The payment of dividends by LaSalle Re is also subject to the rights of holders of the Exchangeable

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

Non-Voting Shares to receive a pro rata share of any dividend and to LaSalle Re's need to maintain shareholders' equity adequate to support the level of its insurance operations.

Operating activities produced a net cash inflow of $9.3 million for the quarter ended December 31, 1999 compared to a net cash outflow of $3.5 million for the quarter ended December 31, 1998. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and investments. As of December 31, 1999, 77.1% of its total assets were held in cash and investments. To further mitigate the uncertainty surrounding the amount and timing of potential liabilities and to minimize interest rate risk, LaSalle Re maintains a short average duration for its investment portfolio. The modified average duration of the portfolio was 2.2 years at December 31, 1999. At December 31, 1999, the fair value of the Company's total investment portfolio, including cash, was $559.6 million.

At December 31, 1999, 72.8% of the securities held in the Company's investment portfolio were fixed-income securities rated "AA" or better and 95.8% were fixed-income securities rated "A" or better by S&P or Moody's. No single investment comprised more than 5% of the overall portfolio. As at December 31, 1999, issuers from the Far East and Asia represented 2.4% of the investment portfolio. These securities had a market value of $9.9 million and an aggregate unrealized loss of $0.1 million. All of these securities had a credit rating of AAA as assigned by S&P or Moody's, as at December 31, 1999.

The Company has adopted the Statement of Financial Accounting Standard No. 115 ("SFAS 115") to account for its marketable securities with all of the Company's investments classified as "available for sale". Under this classification, investments are recorded at fair market value and any unrealized gains or losses are reported as "Accumulated other comprehensive income", a separate component of shareholders' equity. In accordance with SFAS No. 130 "Reporting of Comprehensive Income", the movement in unrealized gains or losses on these investments are disclosed as part of other comprehensive income. The unrealized loss on the investment portfolio net of amounts attributable to minority interest was $7.5 million at December 31, 1999 compared to a loss of $4.1 million at September 30, 1999.

Reinsurance balances receivable were $78.4 million at December 31, 1999 compared to $93.2 million at September 30, 1999. This reduction reflected the seasonality of premiums written, with the Company traditionally writing a low level of premiums in the quarter ended December 31 compared to other calendar quarters. This also explains the decrease in unearned premiums and deferred acquisition costs from $77.0 million and $11.9 million, respectively, as at September 30, 1999 to $49.9 million and $8.5 million, respectively, at December 31, 1999. Included within reinsurance balances receivable at December 31, 1999 was $48.7 million, which related to the business written by LaSalle Re Capital, compared to $46.0 million as at September 30, 1999. Given the three-year accounting methodology utilized by Lloyd's, these balances will only start to be received by the Company in the year 2000.

Prepaid reinsurance premiums decreased from $17.3 million as at September 30, 1999 to $11.1 million as at December 30, 1999, due to the amortization of the premiums. At December 31, 1999, the Company had $17.8 million of losses recoverable from reinsurers compared to $9.1 million at September 30, 1999.

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

At December 31, 1999, the liability for unpaid losses and loss expenses was $190.4 million compared to a liability of $146.6 million at September 30, 1999. During the quarter ended December 31, 1999, the Company established significant reserves for the storms that hit northwest Europe. At December 31, 1999 the Company had recorded loss reserves of $21.5 million in respect of the business underwritten by LaSalle Re Capital which, given the three-year accounting methodology, will only start to be paid by the Company during the year 2000.

Other liabilities remained consistent at $37.1 million as at December 31, 1999 compared with $37.3 million at September 30, 1999.

On December 1, 1999, the Company paid a dividend of $.5469 per share to holders of record of Series A preferred shares on November 1, 1999. As of December 31, 1999, dividends due but not yet paid on the Series A preferred shares amounted to $0.5 million.

In accordance with the terms of certain reinsurance contracts, the Company has posted letters of credit in the amount of $22.6 million, as compared to $21.6 million as of September 30, 1999, to support outstanding loss reserves. In connection with LaSalle Re Capital's support of three Lloyd's syndicates, the Company posted letters of credit in the amount of $15.8 million (equivalent to (Pounds)9.8 million). In addition, in connection with a swap agreement, the Company has posted a letter of credit of $3.0 million. All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of the outstanding letters of credit.

LaSalle Re Capital is committed to provide capital support for the 2000 underwriting year to the same syndicates as it supported in 1999. The level of support is not expected to change materially from that provided in 1999. The Company has no material commitments for capital expenditures.

The Company has in place a $100 million committed line of credit from a syndicate of banks. The proceeds from the credit facility may only be used to buy preferred shares of LaSalle Re that, in turn, may use the proceeds of such purchase to meet current cash requirements. The facility matures December 1, 2000, and is secured by a pledge ("legal mortgage") of all the capital stock of LaSalle Re held by the Company, including any preferred shares that may be issued by LaSalle Re to the Company. The line of credit contains various covenants, including limitations on incurring additional indebtedness; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $300 million or 70% of net premiums written; maintenance of statutory capital of LaSalle Re of at least $400 million at the end of calendar year 1999 and thereafter; and maintenance of a ratio of net premiums written to statutory capital at the end of any fiscal quarter for the four fiscal quarters then ended of no more than 1.00 to 1.00 in each case. The Company may pay dividends and make other restricted payments so long as, after giving effect to such restricted payments, no event of default has occurred. Dividends and restricted payments are limited to 50% of consolidated net income for its immediately preceding fiscal year less amounts paid on the Series A preferred shares. In order for the Company to pay dividends in excess of 50% of consolidated net income, the Company would have to renegotiate certain terms of its credit facility. As of December 31, 1999, there were no outstanding borrowings under the credit facility.

The Company's financial condition and results of operations are influenced by both internal and external forces. Loss payments, investment returns and premiums may be impacted by changing rates of inflation and other economic conditions. Cash flows from operations and the liquidity of its
--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
================================================================================

investment portfolio are, in the Company's opinion, adequate to meet the Company's expected cash requirements over the next 12 months.

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

Quantitative and Qualitative Disclosure about Market Risk

The Company made disclosure relating to its market risks in the Form 10-K for the year ended September 30, 1999. The Company believes there have been no material changes with respect to its market risks during the quarter ended December 31, 1999.

Cautionary Statement Regarding Forward-Looking Statements

This report includes forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition. These forward-looking statements are based on the Company's current plans and objectives for future operations, including the Company's dividend policy. Some forward-looking statements may be identified by the use of words or phrases such as "believes," "anticipates," "intends," "may," "estimates," "expects" and similar expressions. Forward-looking statements are subject to risks and uncertainties and actual results may vary materially from those included within the forward-looking statements. Many factors could cause actual results to differ materially from those in the forward-looking statements, including the following: catastrophic events of unanticipated frequency or severity; changes in the demand for or supply of property catastrophe reinsurance; actions of competitors; decisions or actions of rating agencies; changes in insurance or tax laws or regulations or governmental interpretations thereof; fluctuations in foreign currency exchange rates or the failure of a counterparty to perform under any of our foreign exchange contracts or swap agreements; and a major decrease in the cession of business to the Company from CNA or termination of the existing quota share reinsurance arrangement with CNA. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits - The following exhibits are filed as part of this report on Form 10-Q:

          3.1 Memorandum of Association (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1
                (File No. 33-97304)).

          3.2 Bye-Laws (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended March 31, 1998
                (File No. 1-12823)).

          10.1 Amended and Restated Employment Agreement dated October 1, 1999 between Guy D. Hengesbaugh and LaSalle Re.

          10.2 Employment Agreement dated October 1, 1998 between Clare Moran and LaSalle Re.

          10.3 Amendment, dated June 1, 1999, of Employment Agreement between Clare Moran and LaSalle Re.

          10.4 Termination, effective as of July 1,1999, of Catastrophe Equity Securities Issuance Option Agreement, dated as of July 1, 1997 between the Company on the one hand and European Reinsurance Company of Zurich, Allianz Aktiengesellschaft, Continental Casualty Company and CIC-Hilldale, Inc. on the other hand.

          10.5 Catastrophe Equity Securities Issuance Option Agreement, dated as of July 1, 1999 between the Company on the one hand and European Reinsurance Company of Zurich and Allianz Risk Transfer on the other hand.

          27    Financial Data Schedule.

     (b)  Reports on Form 8-K--

================================================================================

===============================================================================

          The following report on Form 8-K was filed during the quarter ended December 31, 1999:

           Item Reported                            Date of Report
           LaSalle Re Holdings Limited and          December 19, 1999
           Trenwick Group Inc to Merge

===============================================================================

                          LaSalle Re Holdings Limited
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: 2/7/2000               LASALLE RE HOLDINGS LIMITED
     -----------------       /s/ Guy D. Hengesbaugh
                             ----------------------
                             Name: Guy D. Hengesbaugh
                             Title: President & Chief Executive Officer


Date: 2/7/2000               /s/ Clare E. Moran
     -----------------       ------------------
                             Name: Clare E. Moran
                             Title: Interim Chief Financial Officer & Treasurer