Form 10-Q
period 2000-03-31
LASALLE RE HOLDINGS LTD
filed 2000-05-12
CIK 1001384

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission File Number 1-12823


                           LASALLE RE HOLDINGS LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Bermuda                                Not applicable
  ------------------------------------     -------------------------------------
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification Number)


         Continental Building, 25 Church Street, Hamilton HM12, Bermuda
                    (Address of principal executive offices)


                                  441-292-3339
              (Registrant's Telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of May 5, 2000, was 15,624,360

================================================================================

                           LASALLE RE HOLDINGS LIMITED
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
ITEM 1.      Unaudited Consolidated Financial Statements.
             Consolidated Balance Sheets
             March 31, 2000 and September 30, 1999 ......................... 3

             Consolidated Statements of Operations and Comprehensive Income
             Three Months and Six Months ended March 31, 2000 and 1999 ..... 4

             Consolidated Statements of Changes in Shareholders' Equity
             Three Months and Six Months ended March 31, 2000 and 1999 ..... 5

             Consolidated Statements of Cash Flows
             Six Months ended March 31, 2000 and 1999 ...................... 6

             Notes to Unaudited Consolidated Financial Statements .......... 7

ITEM 2.      Management's Discussion and Analysis of
             Results of Operations and Financial Condition ................ 11

ITEM 2A.     Quantitative and Qualitative Disclosure about Market Risk .... 20


                           PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings ............................................ 21

ITEM 2.      Changes in Securities and Use of Proceeds .................... 21

ITEM 3.      Defaults upon Senior Securities .............................. 21

ITEM 4.      Submission of Matters to a Vote of Security Holders .......... 21

ITEM 5.      Other information ............................................ 21

ITEM 6.      Exhibits and Reports on Form 8-K ............................. 21

Signatures ................................................................ 23

                           LASALLE RE HOLDINGS LIMITED

                           Consolidated Balance Sheets
                (Expressed in Thousands of United States Dollars,
                        Except Share and Per Share Data)
                                    Unaudited

                                                                        March 31, 2000    September 30, 1999

ASSETS
Cash and deposits                                                          $ 151,436         $ 193,151
Fixed maturity investments held as available for sale at fair value
(amortized cost $433,828 : $369,179)                                         425,223           363,825
Accrued investment income                                                     11,772            10,075
Reinsurance balances receivable                                              107,234            93,163
Deferred acquisition costs                                                    13,621            11,911
Prepaid reinsurance premiums                                                  20,571            17,310
Outstanding losses recoverable from reinsurers                                13,789             9,100
Other assets                                                                  33,555            37,572
                                                                           ---------         ---------

Total assets                                                               $ 777,201         $ 736,107
                                                                           =========         =========


LIABILITIES
Reserve for losses and loss expenses                                       $ 212,534         $ 146,552
Unearned premium reserve                                                      80,600            77,049
Other liabilities                                                             54,292            37,254
                                                                           ---------         ---------

Total liabilities                                                            347,426           260,855
                                                                           ---------         ---------

MINORITY INTEREST                                                             82,441            93,055
                                                                           ---------         ---------

SHAREHOLDERS' EQUITY
Share capital authorized in the aggregate 100,000,000
  shares, par value $1
Preferred shares
  (issued and outstanding, 3,000,000 Series A
  preferred shares par value $1,
  liquidation preference $25 per share)                                        3,000             3,000
Common shares
  (issued and outstanding, 15,610,348 : 15,600,262 par value $1)              15,610            15,600
Additional paid in capital                                                   293,112           293,709
Accumulated other comprehensive income                                        (6,608)           (4,113)
Retained earnings                                                             42,597            74,517
Deferred compensation                                                           (377)             (516)
                                                                           ---------         ---------
Total shareholders' equity                                                   347,334           382,197
                                                                           ---------         ---------

Total liabilities, minority interest and
shareholders' equity                                                       $ 777,201         $ 736,107
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

                                                          Three Months Ended                   Six Months Ended
                                                   March 31, 2000    March 31, 1999   March 31, 2000     March 31, 1999
REVENUES
Gross premiums written                               $  65,166         $  88,631         $  75,473         $ 100,442
Premiums ceded                                         (16,683)          (16,465)          (17,580)          (17,448)
                                                     ---------         ---------         ---------         ---------

Net premiums written                                    48,483            72,166            57,893            82,994
Change in unearned premiums                            (21,271)          (34,111)             (290)           (9,809)
                                                     ---------         ---------         ---------         ---------

Net premiums earned                                     27,212            38,055            57,603            73,185

Net investment income                                    8,936             8,824            17,524            16,778
Net realized (losses) gains on investments              (2,224)             (602)           (2,224)            1,590

                                                     ---------         ---------         ---------         ---------

Total revenues                                          33,924            46,277            72,903            91,553
                                                     ---------         ---------         ---------         ---------

EXPENSES


Net losses and loss expenses incurred                   43,546            50,204            90,188            80,790
Underwriting expenses                                    5,089             6,305            11,901            11,969
Operational expenses                                     3,187             2,407             6,786             4,843
Corporate expenses                                         452               236             1,835               307
Interest expense                                           305               439               651               904
Exchange (gain) loss                                      (170)              413              (142)             (392)
                                                     ---------         ---------         ---------         ---------

Total expenses                                          52,409            60,004           111,219            98,421
                                                     ---------         ---------         ---------         ---------


Loss before minority interest                          (18,485)          (13,727)          (38,316)           (6,868)
Minority interest                                       (4,676)           (3,401)           (9,666)           (2,246)
                                                     ---------         ---------         ---------         ---------

Net loss                                               (13,809)          (10,326)          (28,650)           (4,622)

OTHER COMPREHENSIVE INCOME

Unrealized losses on securities                           (520)           (3,483)           (3,217)           (6,368)
Less: reclassification adjustments
      for gains (losses) included in net loss            1,454            (1,314)              722            (4,431)
                                                     ---------         ---------         ---------         ---------

Total other comprehensive income (loss)                    934            (4,797)           (2,495)          (10,799)
                                                     ---------         ---------         ---------         ---------

Comprehensive loss                                   ($ 12,875)        ($ 15,123)        ($ 31,145)        ($ 15,421)
                                                     =========         =========         =========         =========


Loss per common share                                ($   0.99)        ($   0.76)        ($   2.05)        ($   0.51)
                                                     =========         =========         =========         =========

Loss per common share - assuming dilution            ($   0.99)        ($   0.76)        ($   2.05)        ($   0.51)
                                                     =========         =========         =========         =========


See accompanying notes to unaudited consolidated financial statements

                           LASALLE RE HOLDINGS LIMITED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (Expressed in thousands of United States Dollars,
                        except share and per share data)
                                    Unaudited

                                                  Three Months Ended                    Six Months Ended
                                            March 31, 2000   March 31, 1999    March 31, 2000     March 31, 1999
PREFERRED SHARES PAR VALUE $1
Balance at beginning and end of period        $   3,000         $   3,000         $   3,000         $   3,000
                                              =========         =========         =========         =========

COMMON SHARES PAR VALUE $1
Balance at beginning of period                $  15,604         $  15,780         $  15,600         $  15,179
Exercise of share options                             0                 0                 0                 6
Issue of shares                                       6                 3                10               663
Share repurchase                                      0                 0                 0               (65)

                                              ---------         ---------         ---------         ---------
Balance at end of period                      $  15,610         $  15,783         $  15,610         $  15,783
                                              =========         =========         =========         =========

ADDITIONAL PAID IN CAPITAL
Balance at beginning of period                $ 293,305         $ 297,135         $ 293,709         $ 295,578
Issue of shares                                     101               114               155               232
Share repurchase                                      0                 0                 0               309
Change in minority interest                          23                 0                34            (1,015)
Equity put option premium                          (317)                0              (786)            2,145

                                              ---------         ---------         ---------         ---------
Balance at end of period                      $ 293,112         $ 297,249         $ 293,112         $ 297,249
                                              =========         =========         =========         =========

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period                $  (7,542)        $   7,836         $  (4,113)        $  13,838
Unrealized profit (loss) in period                  934            (4,797)           (2,495)          (10,932)
Change in minority interest                           0                 0                 0               133

                                              ---------         ---------         ---------         ---------
Balance at end of period                      $  (6,608)        $   3,039         $  (6,608)        $   3,039
                                              =========         =========         =========         =========

DEFERRED COMPENSATION
Balance at beginning of period                $    (447)        $       0         $    (516)        $       0
Amortization                                         70                 0               139                 0
Change in minority interest                           0                 0                 0                 0

                                              ---------         ---------         ---------         ---------
Balance at end of period                      $    (377)        $       0         $    (377)        $       0
                                              =========         =========         =========         =========

RETAINED EARNINGS
Balance at beginning of period                $  58,040         $ 100,816         $  74,517         $ 102,458
Net loss                                        (13,809)          (10,326)          (28,650)           (4,622)
Common share dividends                                0            (5,910)                0           (11,825)
Preferred share dividends                        (1,640)           (1,641)           (3,281)           (3,283)
Exercise of share options                             0                 0                 0              (509)
Share repurchase                                      0                 0                 0              (272)
Change in minority interest                           6                 0                11               992

                                              ---------         ---------         ---------         ---------
Balance at end of period                      $  42,597         $  82,939         $  42,597         $  82,939
                                              =========         =========         =========         =========


TOTAL SHAREHOLDERS' EQUITY                    $ 347,334         $ 402,010         $ 347,334         $ 402,010
                                              =========         =========         =========         =========

See accompanying notes to unaudited consolidated financial statements

                           LASALLE RE HOLDINGS LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Expressed in thousands of United States Dollars)
                                    Unaudited

                                                                                           Six Months Ended
                                                                                  March 31, 2000      March 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                             ($ 28,650)        ($  4,622)

Adjustments to reconcile net income to cash provided by operating activities:
   Minority interest in net income                                                      (9,666)           (2,246)
   Amortization of investment premium                                                       52               330
   Net gain on sale of investments                                                       2,224            (1,590)
   Unrealized loss (gain) on foreign exchange                                             (748)              387
Changes in:
   Accrued investment income                                                            (1,697)            2,214
   Reinsurance balances receivable                                                     (14,324)          (30,352)
   Deferred acquisition costs                                                           (1,709)           (2,929)
   Prepaid reinsurance premiums                                                         (3,261)          (12,236)
   Outstanding losses recoverable from reinsurers                                       (4,689)                0
   Other assets                                                                          4,018            (5,965)
   Reserve for losses and loss expenses                                                 67,064            22,108
   Unearned premium reserve                                                              3,551            22,045
   Other liabilities                                                                    16,956            20,941
                                                                                     ---------         ---------
Cash provided by operating activities                                                   29,121             8,085
                                                                                     ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of investments                                                               (153,823)         (107,545)
Proceeds on the sale of investments                                                     86,898           199,655
                                                                                     ---------         ---------
Cash (applied to) provided by investing activities                                     (66,925)           92,110
                                                                                     ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Issue of shares                                                                            156               637
Dividends paid                                                                          (3,281)          (25,619)
Share repurchases                                                                            0            (1,346)
Equity put option premium                                                                 (786)                0
                                                                                     ---------         ---------
Cash applied to financing activities                                                    (3,911)          (26,328)
                                                                                     ---------         ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (41,715)           73,867

Cash and cash equivalents at beginning of period                                       193,151            85,281
                                                                                     ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 151,436         $ 159,148
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

                           LASALLE RE HOLDINGS LIMITED

              Notes to Unaudited Consolidated Financial Statements
               (Expressed in Thousands of United States Dollars,
                        Except Share and Per Share Data)

2.       Earnings per Share

Earnings per share have been calculated in accordance with SFAS 128:

                                                         Three Months Ended                  Six Months Ended
                                                              March 31,                          March 31,
                                                        2000            1999             2000             1999
Net loss                                          $    (13,809)    $    (10,326)    $    (28,650)    $     (4,622)
Add back: minority interest                             (4,676)          (3,401)          (9,666)          (2,246)
Less: Series A preferred share
      dividends                                         (1,640)          (1,641)          (3,281)          (3,282)
                                                  ------------     ------------     ------------     ------------

Loss available to common
  shareholders                                    $    (20,125)    $    (15,368)    $    (41,597)    $    (10,150)
                                                  ------------     ------------     ------------     ------------

Weighted average number of shares outstanding:
Common shares                                       15,609,993       15,782,845       15,606,712       15,563,311
Exchangeable Non-Voting shares                       4,725,546        4,472,646        4,725,546        4,472,646
                                                  ------------     ------------     ------------     ------------
Weighted average number of shares
  outstanding:                                      20,335,539       20,255,491       20,332,258       20,035,957
                                                  ============     ============     ============     ============

Loss per share                                    $      (0.99)    $      (0.76)    $      (2.05)    $      (0.51)
                                                  ============     ============     ============     ============

Loss available to common
  shareholders                                    $    (20,125)    $    (15,368)    $    (41,597)    $    (10,150)
                                                  ------------     ------------     ------------     ------------
Weighted average number of
  common shares outstanding                         20,335,539       20,255,491       20,332,258       20,035,957
Plus: incremental shares from
  assumed exercise of options                           Note 1           Note 1           Note 1           Note 1
  exercise of stock appreciation
  rights                                                Note 1           Note 1           Note 1           Note 1
Plus: contingently issuable shares                      Note 1           Note 1           Note 1           Note 1
                                                  ------------     ------------     ------------     ------------
Adjusted weighted average number
  of common shares outstanding                      20,335,539       20,255,491       20,332,258       20,035,957
                                                  ------------     ------------     ------------     ------------

Loss per share assuming dilution                  $      (0.99)    $      (0.76)    $      (2.05)    $      (0.51)
                                                  ============     ============     ============     ============

Note 1

The incremental shares from assumed exercises of options, stock appreciation rights and contingently issuable shares are not included in the above computation for the three months and six months ended March 31, 2000 as they have an antidilutive effect on loss per share.

As of March 31, 2000, the Company had 1,022,514 options outstanding and had granted 340,872 stock appreciation rights. As of March 31, 1999, the Company had 1,086,114 options outstanding and had granted 340,872 stock appreciation rights.

                           LASALLE RE HOLDINGS LIMITED

              Notes to Unaudited Consolidated Financial Statements
               (Expressed in Thousands of United States Dollars,
                        Except Share and Per Share Data)

3.       Reinsurance

The effect of reinsurance on premiums written and earned is as follows:


                          Three Months Ended                 Three Months Ended
                            March 31, 2000                     March 31, 1999
                     Written            Earned           Written            Earned
Assumed             $  65,166         $  34,461         $  88,631         $  40,602
Ceded                 (16,683)           (7,249)          (16,465)           (2,547)
                    ---------         ---------         ---------         ---------

Net Premiums        $  48,483         $  27,212         $  72,166         $  38,055
                    =========         =========         =========         =========

                           Six Months Ended                   Six Months Ended
                            March 31, 2000                     March 31, 1999
                     Written            Earned           Written            Earned
Assumed             $  75,473         $  71,922         $ 100,442         $  78,398
Ceded                 (17,580)          (14,319)          (17,448)           (5,213)
                    ---------         ---------         ---------         ---------

Net Premiums        $  57,893         $  57,603         $  82,994         $  73,185
                    =========         =========         =========         =========

4.       Segmental Reporting

The Company has two reportable segments: reinsurance operations and Lloyds. The reinsurance segment provides reinsurance for property catastrophe and for other lines of business which have similar characteristics, namely high severity and low frequency. The Lloyd's segment is written through LaSalle Re Corporate Capital Ltd., which provides capital support to selected Lloyd's syndicates. The lines of business written by the selected syndicates include direct and facultative property insurance, marine insurance and reinsurance, professional indemnity, directors and officers insurance and bankers blanket bond business. Data for the three months and six months ended March 31, 2000 and 1999 is as follows:

                                             Three Months Ended
                                               March 31, 2000
                                  Reinsurance        Lloyd's          Total
Gross premiums written            $  58,393       $   6,773       $  65,166
Total revenues                       29,842           4,082          33,924
Loss before minority interest       (13,889)         (4,596)        (18,485)
Assets                              709,095          68,106         777,201

Loss and loss expense ratio           155.9%          185.3%          160.0%
Expense ratio                          28.7%           41.1%           30.4%
Combined ratio                        184.6%          226.4%          190.4%

                           LASALLE RE HOLDINGS LIMITED

              Notes to Unaudited Consolidated Financial Statements
               (Expressed in Thousands of United States Dollars,
                        Except Share and Per Share Data)

                                              Three Months Ended
                                                March 31, 1999
                                  Reinsurance        Lloyd's          Total
Gross premiums written            $  82,642       $   5,989       $  88,631
Total revenues                       42,574           3,703          46,277
Loss before minority interest       (10,861)         (2,866)        (13,727)
Assets                              725,124          49,695         774,819

Loss and loss expense ratio           130.4%          146.8%          131.9%
Expense ratio                          20.9%           42.8%           22.9%
Combined ratio                        151.3%          189.6%          154.8%

                                                Six Months Ended
                                                 March 31, 2000
                                  Reinsurance        Lloyd's          Total
Gross premiums written            $  65,419       $  10,054       $  75,473
Total revenues                       65,696           7,207          72,903
Loss before minority interest       (32,455)         (5,861)        (38,316)
Assets                              709,095          68,106         777,201

Loss and loss expense ratio           158.2%          144.5%          156.6%
Expense ratio                          30.6%           45.9%           32.4%
Combined ratio                        188.8%          190.4%          189.0%

                                                Six Months Ended
                                                 March 31, 1999
                                  Reinsurance        Lloyd's          Total
Gross premiums written            $  90,937       $   9,505       $ 100,442
Total revenues                       84,961           6,592          91,553
Loss before minority interest        (4,304)         (2,564)         (6,868)
Assets                              725,124          49,695         774,819

Loss and loss expense ratio           111.1%          103.2%          110.4%
Expense ratio                          21.1%           43.3%           23.0%
Combined ratio                        132.2%          146.5%          133.4%

                           LASALLE RE HOLDINGS LIMITED

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

The following is a discussion and analysis of the Company's results of operations for the three months and six months ended March 31, 2000 and 1999 and financial condition as of March 31, 2000 and September 30, 1999. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

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

On December 19, 1999, the Company announced that it had entered into a definitive agreement to combine with Trenwick Group Inc., with shareholders of each company to receive shares in a new Bermuda holding company to be named Trenwick Group Ltd. This transaction is expected to be completed late in the second quarter or early in the third quarter of calendar 2000.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Gross premiums written for the quarter ended March 31, 2000 were $65.2 million compared to $88.6 million for the quarter ended March 31, 1999, a decrease of $23.4 million or 26.4%.

The Company's property catastrophe book experienced a reduction in gross premiums written of $20.2 million for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. Of this reduction, approximately $15.0 million related to reduced premium writings on international pro rata treaties. This reduction is consistent with the Company's plan of placing an emphasis on accessing clients directly rather than through pro rata catastrophe contracts, which have a less efficient cost structure. In addition, the Company experienced a reduction in its international direct business of approximately $6.0 million. This related to renewal business which incepted in the first calendar quarter of 1999 and was renewed primarily on a fifteen month basis to avoid Year 2000 issues. Most of this premium will now be up for renewal in the second calendar quarter of 2000.

                           LASALLE RE HOLDINGS LIMITED

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

For the quarter ended March 31, 2000, gross premiums written in lines of business other than property catastrophe totaled $9.9 million compared to $11.6 million for the quarter ended March 31, 1999. The decrease is principally reflective of reduced marine exposures with a significant pro rata marine treaty written in 1999 not available for renewal in 2000.

Gross premiums written by LaSalle Re Capital were comparable at $6.8 million for the quarter ended March 31, 2000 and $6.0 million for the quarter ended March 31, 1999.

During the quarter ended March 31, 2000, the Company experienced negative premium adjustments of $1.1 million compared to positive premium adjustments of $3.6 million for the quarter ended March 31, 1999. These adjustments are primarily due to the revision of premium estimates on pro rata property catastrophe contracts following the receipt of updated information from cedents. In addition, the Company recorded an increase in the level of reinstatement premiums of $1.6 million due to increased loss activity.

Premiums ceded for the quarter ended March 31, 2000 were consistent with the level for the quarter ended March 31, 1999 at $16.7 million compared to $16.5 million, respectively.

Net premiums written for the quarter ended March 31, 2000 were $48.5 million compared to $72.2 million for the quarter ended March 31, 1999.

Net premiums earned for the quarter ended March 31, 2000 were $27.2 million compared to $38.1 million for the same quarter in 1999. The decrease of $10.9 million or 28.6% was principally caused by two factors: a reduction in gross premiums written from calendar year 1999 to calendar year 2000 and an increase in the level of ceded premiums amortized. For the quarter ended March 31, 2000, ceded premiums amortized were $7.2 million compared to $2.5 million for the quarter ended March 31, 1999.

Net investment income remained consistent at $8.9 million for the quarter ended March 31, 2000 compared with $8.8 million for the quarter ended March 31, 1999. Annualized investment income as a percentage of the average market value of invested assets was 6.3% for the quarter ended March 31, 2000 compared to 5.8% for the quarter ended March 31, 1999.

Net realized losses on investments were $2.2 million during the quarter ended March 31, 2000 compared with net realized losses of $0.6 million during the quarter ended March 31, 1999. The losses in the quarter ended March 31, 2000 related primarily to the sale of longer maturity government agency bonds, a policy designed to protect the total returns on the portfolio.

The following table sets forth the Company's combined ratios for the quarters March 31, 2000 and 1999:

                                  MARCH 31, 2000             MARCH 31, 1999
                             ------------------------   ------------------------
Loss and loss expense ratio            160.0%                     131.9%
Expense ratio                           30.4%                      22.9%
Combined ratio                         190.4%                     154.8%

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

The Company incurred net losses and loss expenses of $43.5 million during the quarter ended March 31, 2000 compared with $50.2 million during the quarter ended March 31, 1999. The Company reserved $15.0 million for losses relating to events that occurred during the quarter, these included the Arkansas storms in January 2000. Other significant movements in incurred net losses include an increase of $17.5 million relating to Storm Martin that hit France in late 1999. This follows an increase in the market estimate of the loss. The Company has estimated the size of the market loss at $3.6 billion, an increase of 200% from early 2000. This magnitude of loss assumes full limit losses on all French specific contracts and a conservative reserve for non-specific contracts. Also, following notification from a syndicate supported by LaSalle Re Capital, during the quarter ended March 31, 2000; the Company has recorded $7.4 million for loss reserves. These losses relate to a particular program that was underwritten by the syndicate in 1997 through to 1999. The loss reserves recorded by the Company represent the potential full liability for losses from this program. In addition, the Company has strengthened it's loss reserves for the Danish storm which occurred in early December 1999, by $5.5 million following evidence of an increase in the market loss.

During the quarter ended March 31, 1999, the Company incurred losses on the tornadoes that hit the mid-western states of the United States in January 1999. In addition to these claims and the establishment of reserves for other events that occurred during the quarter but had not been reported, the Company strengthened prior year reserves. During the quarter ended March 31, 1999, the Company recorded approximately $14 million of additional case reserves for large losses reported during the quarter and an additional $20 million of incurred-but-not-reported loss reserves, following a review of the assumptions used in setting incurred-but-not-reported loss reserves.

The expense ratio includes underwriting expenses and operational expenses. Underwriting expenses include brokerage, commissions, excise taxes and other costs related to underwriting reinsurance contracts.

Underwriting expenses as a percentage of net earned premiums were 18.7% for the quarter ended March 31, 2000 compared to 16.6% for the quarter ended March 31, 1999. The increase in the ratio of 2.1% was due to the increased amount of amortized ceded reinsurance that reduced net premiums earned. For the quarter ended March 31, 2000 underwriting expenses as a percentage of gross premiums earned were 14.8% compared to 15.5% for the quarter ended March 31, 1999.

Operational expenses were $3.2 million for the quarter ended March 31, 2000 compared to $2.4 million for the quarter ended March 31, 1999. As a percentage of net premiums earned, operational expenses were 11.7% during the quarter ended March 31, 2000 compared to 6.3% for the quarter ended March 31, 1999. The increase in operational expenses of $0.8 million was principally due to an increase in the level of executive compensation booked in connection with an outstanding grant of stock appreciation

                           LASALLE RE HOLDINGS LIMITED

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION


rights. During the quarter ended March 31, 2000, the Company had a credit of $0.2 million in respect of stock appreciation rights compared to a credit of $0.6 million during the quarter ended March 31, 1999.

Corporate expenses were $0.5 million for the quarter ended March 31, 2000. These expenses related primarily to the business combination agreement with Trenwick Group Inc. For the quarter ended March 31, 1999 corporate expenses were $0.2 million and related to the preparation and filing of a registration statement for an offering of preferred shares which was subsequently withdrawn prior to becoming effective.

Interest expense remained consistent at $0.3 million for the quarter ended March 31, 2000 compared with $0.4 million in the quarter ended March 31, 1999. Interest expense included financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract and other interest expenses related to the ongoing commitment fees payable on the Company's credit facility. As at March 31, 2000, there were no borrowings under this facility.

The Company's loss per share, both basic and diluted, was $0.99 for the quarter ended March 31, 2000 compared to a loss per share of $0.76 for the quarter ended March 31, 1999.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

Gross premiums written for the six months ended March 31, 2000 were $75.5 million compared to $100.4 million for the six months ended March 31, 1999, a decrease of $24.9 million or 24.8%.

The Company's property catastrophe book experienced a reduction in gross premiums written of $19.9 million for the six months ended March 31, 2000 compared to the six months ended March 31, 1999. Of this reduction approximately $15.0 million related to reduced premium writings on international pro rata treaties. This reduction is consistent with the Company's plan of placing an emphasis on accessing clients directly rather than through pro rata catastrophe contracts, which have a less efficient cost structure. In addition, the Company experienced a reduction in its international direct business of approximately $6.0 million. This related to renewal business which incepted in the first calendar quarter of 1999 and was renewed primarily on a fifteen month basis to avoid Year 2000 issues. Most of this premium will now be up for renewal in the second calendar quarter of 2000.

For the six months ended March 31, 2000, gross premiums written in lines of business, other than property catastrophe, totaled $8.9 million compared to $16.9 million for the six months ended March 31, 1999. The decrease is principally a function of contracts not available for renewal, due to cancellation or writings on a multi-year basis.

Gross premiums written by LaSalle Re Capital were comparable at $10.1 million for the six months ended March 31, 2000 and $9.5 million for the six months ended March 31, 1999.

                           LASALLE RE HOLDINGS LIMITED

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

During the six months ended March 31, 2000, the Company experienced premium adjustments of $1.9 million compared to $5.3 million for the six months ended March 31, 1999. These adjustments are primarily due to the revision of premium estimates on pro rata property catastrophe contracts following the receipt of updated information from cedents. In addition, the Company recorded an increase in the level of reinstatement premiums of $4.4 million due to increased loss activity.

Premiums ceded for the six months ended March 31, 2000 were consistent with the level in the six months ended March 31, 1999 at $17.6 million and $17.4 million respectively.

As a result of the above, net premiums written for the six months ended March 31, 2000 were $57.9 million compared to $83.0 million for the six months ended March 31, 1999.

Net premiums earned for the six months ended March 31, 2000 were $57.6 million compared to $73.2 million for the same period in 1999. The decrease of $15.6 million or 21.3% was principally caused by two factors: a reduction in gross premiums written from calendar year 1999 to calendar year 2000 and an increase in the level of ceded premiums amortized. Ceded premiums amortized were $14.3 million for the six months ended March 31, 2000 compared to $5.2 million for the six months ended March 31, 1999.

Net investment income increased 4.2% to $17.5 million for the six months ended March 31, 2000 from $16.8 million for the six months ended March 31, 1999. Annualized investment income as a percentage of the average market value of invested assets was 6.0% for the six months ended March 31, 2000 compared to 5.5% for the six months ended March 31, 1999.

Net realized losses on investments were $2.2 million during the six months ended March 31, 2000, compared to net realized gains of $1.6 million for the six months ended March 31, 1999. Both the losses and gains, in the six months ended March 31, 2000 and March 31, 1999, were made pursuant to a policy designed to protect the total returns on the portfolio.

The following table sets forth the Company's combined ratios for the six months ended March 31, 2000 and 1999:

                                  MARCH 31, 2000             MARCH 31, 1999
                             -----------------------   ------------------------
Loss and loss expense ratio            156.6%                     110.4%
Expense ratio                           32.4%                      23.0%
Combined ratio                         189.0%                     133.4%

Losses and loss expenses incurred represent losses paid and reserves established in respect of specific losses and loss expenses reported by cedents and expected loss development and additions to incurred-but-not-reported loss reserves.

The Company incurred net losses and loss expenses of $90.2 million during the six months ended March 31, 2000 compared with $80.8 million during the six months ended March 31, 1999. Of the losses incurred for the six months ended March 31, 2000, a significant portion related to two storms which struck northwest Europe, including France

                           LASALLE RE HOLDINGS LIMITED

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

and Germany, on December 26 and 27, 1999. The Company has booked expected net losses of $23.6 million for Storm Lothar and $23.1 million for Storm Martin. This is based on the Company's estimate of the market loss for the two storms at $9.0 billion. This magnitude of loss assumes full limit losses on all French specific contracts and a conservative reserve for non-specific contracts. In addition, the Company established $12.5 million of loss reserves for a significant storm that hit Denmark on December 3, 1999. Following notification from a syndicate supported by LaSalle Re Capital, the Company has recorded $7.4 million for loss reserves. These losses relate to a particular program that was underwritten by the syndicate in 1997 through to 1999. The loss reserves recorded by the Company represent the potential full liability for losses from this program. The remaining $23.6 million principally related to smaller losses and the establishment of reserves for other events that occurred during the six months but which have not yet been reported.

During the six months ended March 31, 1999, the Company provided additional reserves on tornadoes that hit the mid-western states of the United States in January 1999 and also reserved for other events that occurred during the six months but had not yet been reported. These losses and loss reserves amounted to approximately $30.8 million. In addition to these claims, the Company strengthened prior year reserves. Additional loss reserves were established for Hurricane Georges which occurred in September 1998. Also, approximately $14 million of additional case reserves for large losses and an additional $20 million of incurred-but-not-reported loss reserves, following a review of the assumptions used in setting incurred-but-not-reported loss reserves, were recorded.

The expense ratio includes underwriting expenses and operational expenses. Underwriting expenses include brokerage, commissions, excise taxes and other costs related to underwriting reinsurance contracts.

Underwriting expenses as a percentage of net earned premiums were 20.6% for the six months ended March 31, 2000 compared to 16.4% for the six months ended March 31, 1999. The increase in the ratio of 4.2% was principally due to the increased amount of amortized ceded reinsurance that reduced net premiums earned. For the six months ended March 31, 2000 underwriting expenses as a percentage of gross premiums earned were 16.6% compared to 15.3% for the quarter ended March 31, 1999. This increase was principally due to an increase in the provision accrued for profit commission with respect to one specific contract.

Operational expenses were $6.8 million for the six months ended March 31, 2000, compared to $4.8 million for the six months ended March 31, 1999. As a percentage of net premiums earned, operational expenses were 11.8% during the six months ended March 31, 2000 and 6.6% for the six months ended March 31, 1999. The increase in operational expenses of $2.0 million was principally due to an increase in the level of executive compensation booked in connection with an outstanding grant of stock appreciation rights. During the six months ended March 31, 1999, the Company recorded a credit of $1.5 million in respect of these stock appreciation rights, compared with insignificant movement in the six months ended March 31, 2000.

                           LASALLE RE HOLDINGS LIMITED

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

Corporate expenses were $1.8 million for the six months ended March 31, 2000 and related primarily to the business combination agreement with Trenwick Group Inc. For the six months ended March 31, 1999, corporate expenses were $0.3 million and related to the preparation and filing of a registration statement for an offering of preferred shares which was subsequently withdrawn prior to becoming effective.

Interest expense was $0.7 million during the six months ended March 31, 2000 compared with $0.9 million during the six months ended March 31, 1999. Interest expense included financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract and other interest expenses related to the ongoing commitment fees payable on the Company's credit facility. As at March 31, 1999, there were no borrowings under this facility.

The Company's loss per share, both basic and diluted, was $2.05 for the six months ended March 31, 2000 compared to a loss of $0.51 for the six months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As a holding company, the Company's assets consist primarily of all of the outstanding voting stock of LaSalle Re. The Company's cash flows depend primarily on dividends and other permitted payments from LaSalle Re and its subsidiaries.

LaSalle Re's sources of funds consist of net premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, brokerage, commissions, excise taxes, administrative expenses and dividends. Under the Insurance Act, 1978, amendments thereto and related regulations of Bermuda (the "Insurance Act"), LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files an affidavit stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the approval of the Bermuda Minister of Finance if it failed to meet its required margins in the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends, which would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act from reducing its total opening statutory capital by more than 15% without the approval of the Minister of Finance. LaSalle Re currently meets these requirements. The payment of dividends by LaSalle Re is also subject to the rights of holders of the Exchangeable Non-Voting Shares to receive a pro rata share of any dividend and to LaSalle Re's need to maintain shareholders' equity adequate to support the level of its insurance operations.

Operating activities provided net cash of $29.1 million for the six months ended March 31, 2000 and $8.1 million for the six months ended March 31, 1999. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The

                           LASALLE RE HOLDINGS LIMITED

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and investments. As of March 31, 2000, 74.2% of its total assets were held in cash and investments. To further mitigate the uncertainty surrounding the amount and timing of potential liabilities and to minimize interest rate risk, LaSalle Re maintains a short average duration for its investment portfolio. The modified average duration of the portfolio was
2.8 years at March 31, 2000. At March 31, 2000, the fair value of the Company's total investment portfolio, including cash, was $576.7 million.

At March 31, 2000, 76.8% of the securities held in the Company's investment portfolio were fixed-income securities rated "AA" or better and 95.9% were fixed-income securities rated "A" or better by S&P or Moody's. No single investment comprised more than 5% of the overall portfolio. As at March 31, 2000, issuers from the Far East and Asia represented 1.5% of the investment portfolio. These securities had a market value of $8.4 million and an aggregate unrealized loss of $0.1 million. All of these securities had a credit rating of AAA as assigned by S&P or Moody's, as at March 31, 2000.

The Company has adopted the Statement of Financial Accounting Standard No. 115 ("SFAS 115") to account for its marketable securities with all of the Company's investments classified as "available for sale". Under this classification, investments are recorded at fair market value and any unrealized gains or losses are reported as "Accumulated other comprehensive income", a separate component of shareholders' equity. In accordance with SFAS No. 130 "Reporting of Comprehensive Income", the movement in unrealized gains or losses on these investments are disclosed as part of other comprehensive income. The unrealized loss on the investment portfolio, net of amounts attributable to minority interest, was $6.6 million at March 31, 2000 compared to a loss of $4.1 million at September 30, 1999.

Reinsurance balances receivable were $107.2 million at March 31, 2000 compared to $93.2 million at September 30, 1999. Included within reinsurance balances receivable at March 31, 2000 was $54.1 million that related to the business written by LaSalle Re Capital, compared to $46.0 million as at September 30, 1999. Given the three-year accounting methodology utilized by Lloyd's, these receivable balances will only start to be received by the Company during the later part of 2000.

Prepaid reinsurance premiums increased from $17.3 million as at September 30, 1999 to $20.6 million as at March 31, 2000, following continued reinsurance purchases. At March 31, 2000, the Company had $13.8 million of losses recoverable from reinsurers compared to $9.1 million at September 30, 1999.

Other assets decreased from $37.6 million as at September 30, 1999 to $33.6 million as at March 31, 2000. This was primarily caused by a reduction in the value of the asset carried in respect of the multi year reinsurance contract due to the part receipt of no claims bonuses and reduced coverage for the 2000 year.

                           LASALLE RE HOLDINGS LIMITED

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

At March 31, 2000, reserves for unpaid losses and loss expenses were $212.5 million compared to $146.6 million at September 30, 1999. During the six months ended March 31, 2000, the Company established significant reserves for the storms that hit northwest Europe. At March 31, 2000 the Company had recorded loss reserves of $28.6 million in respect of the business underwritten by LaSalle Re Capital compared with $18.7 million at September 30, 1999. Given the three-year accounting methodology, these loss reserves will only start to be paid by the Company during the later part of 2000.

Other liabilities increased from $37.3 million as at September 30, 1999 to $54.3 million as at March 31, 2000. The increase of $17.0 million was primarily due to liabilities established for the multi-year excess of loss reinsurance program and other reinsurance protections.

On March 1, 2000, the Company paid a dividend of $.5469 per share to holders of record of Series A preferred shares on January 28, 2000. As of March 31, 2000 dividends due but not yet paid on the Series A preferred shares amounted to $0.5 million.

In accordance with the terms of certain reinsurance contracts, the Company posted letters of credit in the aggregate amount of $21.5 million as of March 31, 2000 compared to $21.3 million as of September 30, 1999 to support outstanding loss reserves. In connection with LaSalle Re Capital's support of three Lloyd's syndicates, with effect from January 1, 1997 the Company posted letters of credit in the aggregate amount of $15.6 million (equivalent to (pound)9.8 million). In addition, in connection with a swap agreement, the Company has posted a letter of credit of $3.0 million. All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of the outstanding letters of credit.

The Company has in place a $100 million committed line of credit from a syndicate of banks. The proceeds from the credit facility may only be used to buy preferred shares of LaSalle Re that, in turn, may use the proceeds of such purchase to meet current cash requirements. The facility matures December 1, 2000, and is secured by a pledge ("legal mortgage") of all the capital stock of LaSalle Re held by the Company, including any preferred shares that may be issued by LaSalle Re to the Company. The line of credit contains various covenants, including limitations on incurring additional indebtedness; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $300 million or 70% of net premiums written; maintenance of statutory capital of LaSalle Re of at least $400 million; and maintenance of a ratio of net premiums written to statutory capital at the end of any fiscal quarter for the four fiscal quarters then ended of no more than 1.00 to 1.00 in each case. The Company may pay dividends and make other restricted payments so long as, after giving effect to such restricted payments, no event of default has occurred. Dividends and restricted payments are limited to 50% of consolidated net income for its immediately preceding fiscal year less amounts paid on the Series A preferred shares. In order for the Company to pay dividends in excess of 50% of consolidated net income, the Company

                           LASALLE RE HOLDINGS LIMITED

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

would have to renegotiate certain terms of its credit facility. As of March 31, 2000, there were no outstanding borrowings under the credit facility.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company made disclosure relating to its market risks in the Form 10-K for the year ended September 30, 1999. The Company believes there have been no material changes with respect to its market risks during the six months ended March 31, 2000.

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

               None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

               None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               The Annual General Meeting of Shareholders was held on February 17, 2000.

               The following directors were elected:

                                  Term Expiring   Votes in favor  Votes Withheld

               Michael Conway          2002         12,791,056        72,070
               Robert Deutsch          2003         12,793,506        69,620
               Victor H. Blake         2003         12,790,089        73,037
               Lester Pollack          2003         12,783,319        79,807
               Guy D. Hengesbaugh      2003         12,791,376        71,750

               The terms of office of the following directors continued after the date of the Annual General Meeting: Until 2001 - Clement S. Dwyer, Donald P. Koziol and Peter Rackley. Until 2002 - William
               J. Adamson and Paul J. Zepf.

               The appointment of Deloitte & Touche as independent public accountants for the Company for the fiscal year ending September 30, 2000 was approved. The holders of 12,719,449 shares voted in favor, 0 shares voted against and 69,070 shares abstained.

ITEM 5.        OTHER INFORMATION.

               On March 29, 2000, Lester Pollack and Paul J. Zepf resigned from their positions on the Company's Board of Directors.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

          (A) Exhibits - The following exhibits are filed as part of this report on Form 10-Q:

               3.1 Memorandum of Association (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-97304)).

               3.2 Bye-Laws (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-12823)).

               27   Financial Data Schedule.

          (B)  Reports on Form 8-K -

               In a Current Report filed on Form 8-K dated March 20, 2000, the Company reported as follows:

               Item Reported                   Date of Report

               Item 5 - Other Events           March 20, 2000

               An Amended and Restated Agreement, Schemes of Arrangement and Plan of Organization between LaSalle Re Holdings Limited and Trenwick Group Inc.

                           LASALLE RE HOLDINGS LIMITED
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    5/11/2000                    /s/ Guy D. Hengesbaugh
       -------------                  ------------------------------------------
                                      Name: Guy D. Hengesbaugh
                                      Title: President & Chief Executive Officer



Date:    5/11/2000                    /s/ Clare E. Moran
      --------------                  ------------------------------------------
                                      Name: Clare E. Moran
                                      Title: Interim Chief Financial
                                      Officer & Treasurer