Form 10-Q
period 2000-06-30
LASALLE RE HOLDINGS LTD
filed 2000-08-11
CIK 1001384

--------------------------------------------------------------------------------

                 For the quarterly period ended June 30, 2000
                                                -------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number 1-12823
                                               -------



                          LaSalle Re Holdings Limited
            (Exact name of registrant as specified in its charter)



                     Bermuda                      Not applicable
        --------------------------------    --------------------------
          (State or other jurisdiction             (IRS Employer
               of incorporation or            Identification Number)
                  organization)


        Continental Building, 25 Church Street, Hamilton HM12, Bermuda
        --------------------------------------------------------------
                    (Address of principal executive offices)


                                 441-292-3339
                                 ------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] Not applicable [_]


The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of August 2, 2000 was 15,625,819.



--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited
                              INDEX TO FORM 10-Q

                        PART I - FINANCIAL INFORMATION

                                                                                               Page
                                                                                               ----
 ITEM 1.  Unaudited Consolidated Financial Statements

          Consolidated Balance Sheets
          June 30, 2000 and September 30,1999................................................    3

          Consolidated Statements of Operations and Comprehensive Income
          Three Months and Nine Months ended June 30, 2000 and 1999..........................    4

          Consolidated Statements of Changes in Shareholders' Equity
          Three Months and Nine Months ended June 30, 2000 and 1999..........................    5

          Consolidated Statements of Cash Flows
          Nine Months ended June 30, 2000 and 1999...........................................    6

          Notes to Unaudited Consolidated Financial Statements...............................    7

 ITEM 2.  Management's Discussion and Analysis of
          Results of Operations and Financial Condition......................................   13

ITEM 2A.  Quantitative and Qualitative Disclosure about Market Risk..........................   23


                                    PART II - OTHER INFORMATION

 ITEM 1.  Legal Proceedings..................................................................   24

 ITEM 2.  Changes in Securities and Use of Proceeds..........................................   24

 ITEM 3.  Defaults upon Senior Securities....................................................   24

 ITEM 4.  Submission of Matters to a Vote of Security Holders................................   24

 ITEM 5.  Other information..................................................................   24

 ITEM 6.  Exhibits and Reports on Form 8-K...................................................   24

Signatures...................................................................................   25

                          LaSalle Re Holdings Limited

                          Consolidated Balance Sheets
 (Expressed in thousands of United States Dollars, except share and per share data)
                                   Unaudited

-------------------------------------------------------------------------------------------------------------

                                                                           June 30, 2000   September 30, 1999
Assets
Fixed maturity investments held as available for sale at fair value
(amortized cost $459,391 : $369,179)                                            $ 450,873           $ 363,825
Short term investments at fair value                                               84,137             177,228
                                                                           --------------    ----------------
Total Investments                                                                 535,010             541,053
Cash and deposits                                                                  14,395              15,923
Accrued investment income                                                          12,284              10,075
Reinsurance balances receivable                                                    97,825              93,163
Deferred acquisition costs                                                         13,457              11,911
Prepaid reinsurance premiums                                                       17,163              17,310
Outstanding losses recoverable from reinsurers                                      8,081               9,100
Other assets                                                                       32,580              37,572
                                                                           --------------    ----------------
Total assets                                                                    $ 730,795           $ 736,107
                                                                           ==============    ================

Liabilities
Reserve for losses and loss expenses                                            $ 178,143           $ 146,552
Unearned premium reserve                                                           75,793              77,049
Other liabilities                                                                  35,119              37,254
                                                                           --------------    ----------------
Total liabilities                                                                 289,055             260,855
                                                                           --------------    ----------------
Minority interest                                                                  85,161              93,055
                                                                           --------------    ----------------
Shareholders' equity
Share capital authorized in the aggregate 100,000,000
  shares, par value $1
Preferred shares
  (issued and outstanding, 3,000,000 Series A
  preferred shares par value $1,
  liquidation preference $25 per share)                                             3,000               3,000
Common shares
  (issued and outstanding, 15,624,699 :15,600,262 par value $1)                    15,625              15,600
Additional paid in capital                                                        293,321             293,709
Accumulated other comprehensive income                                             (6,540)             (4,113)
Retained earnings                                                                  51,480              74,517
Deferred compensation                                                                (307)               (516)
                                                                           --------------    ----------------
Total shareholders' equity                                                        356,579             382,197
                                                                           --------------    ----------------
Total liabilities, minority interest and
shareholders' equity                                                            $ 730,795           $ 736,107
                                                                           ==============    ================

See accompanying notes to unaudited consolidated financial statements

-------------------------------------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

        Consolidated Statements of Operations and Comprehensive Income (Expressed in thousands of United States Dollars, except share and per share data)
                                   Unaudited

-----------------------------------------------------------------------------------------------------------------------------------

                                                                            Three Months Ended                 Nine Months Ended
                                                                   June 30, 2000       June 30, 1999  June 30, 2000   June 30, 1999
Revenues

Gross premiums written                                                 $  32,080           $  20,802      $ 107,553       $ 121,244
Premiums ceded                                                            (4,704)             (9,561)       (22,284)        (27,009)
                                                                   -------------       -------------  -------------   -------------

Net premiums written                                                      27,376              11,241         85,269          94,235
Change in unearned premiums                                                1,400              20,827          1,110          11,018
                                                                   -------------       -------------  -------------   -------------

Net premiums earned                                                       28,776              32,068         86,379         105,253

Net investment income                                                      9,251               8,539         26,775          25,317
Net realized gains (losses) on investments                                    38                 152         (2,186)          1,742
                                                                   -------------       -------------  -------------   -------------

Total revenues                                                            38,065              40,759        110,968         132,312
                                                                   -------------       -------------  -------------   -------------
Expenses

Losses and loss expenses incurred                                          9,720              24,789         99,908         105,579
Underwriting expenses                                                      6,586               6,149         18,487          18,118
Operational expenses                                                       2,909               3,740          9,695           8,583
Corporate expenses                                                         2,417                  44          4,252             351
Interest expense                                                             306                 439            957           1,343
Exchange (gain) loss                                                        (203)                140           (345)           (252)
                                                                   -------------       -------------  -------------   -------------

Total expenses                                                            21,735              35,301        132,954         133,722
                                                                   -------------       -------------  -------------   -------------

Income/(loss) before minority interest                                    16,330               5,458        (21,986)         (1,410)
Minority interest                                                          3,418                 893         (6,248)         (1,480)
                                                                   -------------       -------------  -------------   -------------

Net income (loss)                                                         12,912               4,565        (15,738)             70

Other comprehensive income/(loss)

Unrealized gains (losses) on securities                                       98              (7,218)        (3,149)        (14,063)
Less: reclassification adjustments
      for (losses) gains included in net loss                                (31)               (406)           722          (4,360)
                                                                   -------------       -------------  -------------   -------------

Total other comprehensive income (loss)                                       67              (7,624)        (2,427)        (18,423)
                                                                   -------------       -------------  -------------   -------------

Comprehensive income (loss)                                            $  12,979           $  (3,059)     $ (18,165)      $ (18,353)
                                                                   =============       =============  =============   =============

Earnings (loss) per common share - as restated                         $    0.72           $    0.19      $   (1.32)      $   (0.31)
                                                                   =============       =============  =============   =============

Earnings (loss) per common share - assuming dilution - as restated     $    0.71           $    0.19      $   (1.32)      $   (0.31)
                                                                   =============       =============  =============   =============


See accompanying notes to unaudited consolidated financial statements

-----------------------------------------------------------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

          Consolidated Statements of Changes in Shareholders' Equity (Expressed in thousands of United States Dollars, except share and per share data)
                                   Unaudited

-----------------------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                       Nine Months Ended
                                                      June 30, 2000        June 30, 1999       June 30, 2000        June 30, 1999
Preferred shares par value $1
Balance at beginning and end of period                    $   3,000            $   3,000           $   3,000            $   3,000
                                                      =============        =============       =============        =============

Common shares par value $1
Balance at beginning of period                            $  15,610            $  15,783           $  15,600            $  15,179
Exercise of share options                                         0                    0                   0                    6
Issue of shares                                                  15                   63                  25                  726
Share repurchase                                                  0                 (252)                  0                 (317)

                                                      -------------        -------------       -------------        -------------
Balance at end of period                                  $  15,625            $  15,594           $  15,625            $  15,594
                                                      =============        =============       =============        =============

Additional paid in capital
Balance at beginning of period                            $ 293,112            $ 297,249           $ 293,709            $ 295,578
Issue of shares                                                 162                1,151                 317                1,692
Share repurchase                                                  0                    0                   0               (1,015)
Change in minority interest                                      47               (3,634)                 81               (1,489)
Equity put option premium                                         0                    0                (786)                   0

                                                      -------------        -------------       -------------        -------------
Balance at end of period                                  $ 293,321            $ 294,766           $ 293,321            $ 294,766
                                                      =============        =============       =============        =============

Accumulated other comprehensive income
Balance at beginning of period                            $  (6,608)           $   3,039           $  (4,113)           $  13,838
Unrealized profit (loss) in period                               69               (7,575)             (2,426)             (18,507)
Change in minority interest                                      (1)                 (49)                 (1)                  84

                                                      -------------        -------------       -------------        -------------
Balance at end of period                                  $  (6,540)           $  (4,585)          $  (6,540)           $  (4,585)
                                                      =============        =============       =============        =============

Deferred compensation
Balance at beginning of period                            $    (377)           $       0           $    (516)           $       0
Issue of shares                                                   0               (1,091)                  0               (1,091)
Amortization                                                     70                  432                 209                  432

                                                      -------------        -------------       -------------        -------------
Balance at end of period                                  $    (307)           $    (659)          $    (307)           $    (659)
                                                      =============        =============       =============        =============

Retained earnings
Balance at beginning of period                            $  42,597            $  82,939           $  74,517            $ 102,332
Net income (loss)                                            12,912                4,565             (15,738)                  70
Common share dividends                                            0               (5,821)                  0              (17,648)
Preferred share dividends                                    (1,641)              (1,641)             (4,922)              (4,923)
Exercise of share options                                         0                    0                   0                 (509)
Options/share repurchase                                     (2,404)                  (2)             (2,404)                (274)
Change in minority interest                                      16               (1,352)                 27                 (360)

                                                      -------------        -------------       -------------        -------------
Balance at end of period                                  $  51,480            $  78,688           $  51,480            $  78,688
                                                      =============        =============       =============        =============


Total shareholders' equity                                $ 356,579            $ 386,804           $ 356,579            $ 386,804
                                                      =============        =============       =============        =============

See accompanying notes to unaudited consolidated financial statements

---------------------------------------------------------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Cash Flows
               (Expressed in thousands of United States Dollars)
                                   Unaudited

------------------------------------------------------------------------------------------------------
                                                                           Nine Months Ended
                                                                 June 30, 2000           June 30, 1999
Cash flows from operating activities

Net income                                                           $ (15,738)              $      70

Adjustments to reconcile net income to
cash provided by operating activities:
   Minority interest in net income                                      (6,248)                 (1,480)
   Amortization of investment premium                                   (1,443)                    425
   Net gain on sale of investments                                       2,186                  (1,742)
   Unrealized loss (gain) on foreign exchange                              691                     226
Changes in:
   Accrued investment income                                            (2,209)                   (119)
   Reinsurance balances receivable                                      (4,321)                (24,207)
   Deferred acquisition costs                                           (1,546)                   (399)
   Prepaid reinsurance premiums                                            147                 (15,265)
   Outstanding losses recoverable from reinsurers                        1,019                  (2,135)
   Other assets                                                          4,994                 (10,128)
   Reserve for losses and loss expenses                                 30,367                  35,243
   Unearned premium reserve                                             (1,256)                  4,247
   Other liabilities                                                    (1,945)                 22,769

                                                                 -------------           -------------
Cash provided by operating activities                                    4,698                   7,505
                                                                 -------------           -------------

Cash flows from investing activities

Purchase of investments                                               (192,878)               (178,124)
Net purchases of short term investments                                 96,535                 (69,729)
Proceeds on the sale of investments                                     98,483                 274,637

                                                                 -------------           -------------
Cash provided by investing activities                                    2,140                  26,784
                                                                 -------------           -------------

Cash flows from financing activities

Issue of shares                                                            711                   1,551
Dividends paid                                                          (4,922)                (34,856)
Share and option repurchases                                            (3,131)                 (1,346)
Equity put option premium                                               (1,024)                   (662)

                                                                 -------------           -------------
Cash applied to financing activities                                    (8,366)                (35,313)
                                                                 -------------           -------------

Net (decrease) in cash and cash equivalents                             (1,528)                 (1,024)

Cash and cash equivalents at beginning of period                        15,923                  12,361

                                                                 -------------           -------------
Cash and cash equivalents at end of period                           $  14,395               $  11,337
                                                                 =============           =============

See accompanying notes to unaudited consolidated financial statements

------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
 (Expressed in thousands of United States Dollars, except share and per share data)

--------------------------------------------------------------------------------

2.   Earnings per Share

Subsequent to the issuance of the Company's 1999 consolidated financial statements, the Company's management determined that for purposes of the calculation of earnings per common share, the exchangeable non voting shares of LaSalle Re are not considered to be outstanding common shares of the Company. As a result, earnings per common share and earnings per common share--assuming dilution have been restated from the amounts previously reported. The exchangeable non-voting shares have been removed from the calculation of weighted average number of common shares but the dilutive effect has been included in the adjusted weighted average number of common shares outstanding.

Earnings per share have been calculated in accordance with SFAS No. 128:

                                                  Three Months Ended                 Nine Months Ended
                                                       June 30,                           June 30,
                                                2000             1999              2000             1999

Net income (loss)                            $    12,912      $     4,565      $    (15,738)    $         70
Less: Series A preferred share
   dividends                                      (1,641)          (1,641)           (4,923)          (4,923)
                                              -----------      -----------      ------------     ------------

Income (loss) available to common
   shareholders                              $    11,271      $     2,924      $    (20,661)    $     (4,853)
                                              -----------      -----------      ------------     ------------

Weighted average number of shares
     outstanding:                             15,623,910       15,401,821        15,612,395       15,554,141
                                              ===========      ===========      ============     ============

Earnings (loss) per share                    $      0.72      $      0.19      $      (1.32)    $      (0.31)
                                              ===========      ===========      ============     ============

Income (loss) available to common
   shareholders                              $    11,271      $     2,924      $    (20,661)    $     (4,853)
Add back: minority interest                        3,418              893            Note 1           Note 1
                                              -----------      -----------      ------------     ------------

Adjusted income (loss) available to
common shareholders                          $    14,689      $     3,817      $    (20,661)    $     (4,853)
                                              -----------      -----------      ------------     ------------

Weighted average number of common
   shares outstanding:                        15,623,910       15,401,821        15,612,395       15,554,141
Plus: incremental shares from assumed
    exchange of exchangeable non-
    voting shares                              4,725,546        4,694,636            Note 1           Note 1
   exercise of options                           208,783          335,719            Note 1           Note 1
   exercise of stock appreciation rights          52,483           53,799            Note 1           Note 1
Plus: contingently issuable shares                51,845           47,480            Note 1           Note 1
                                              -----------      -----------      ------------     ------------
Adjusted weighted average number of
   common shares outstanding                  20,662,567       20,533,455        15,612,395       15,554,141
                                              ===========      ===========      ============     ============

Earnings (loss) per share assuming
dilution                                     $      0.71      $      0.19      $      (1.32)     $     (0.31)
                                             ============     ============     =============    =============

As of June 30, 2000, the Company had 568,014 options outstanding and had granted 340,872 stock appreciation rights. As of June 30, 1999, the Company had 1,029,514 options outstanding and had granted 340,872 stock appreciation rights.

Note 1
The incremental shares from assumed exercises of options, SARs and the contingently issuable shares have not been included in the above computation as they have an antidilutive effect on losses per share.

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

             Notes to Unaudited Consolidated Financial Statements
 (Expressed in thousands of United States Dollars, except share and per share data)

--------------------------------------------------------------------------------

3.   Reinsurance

The effect of reinsurance on premiums written and earned is as follows:

                   Three Months            Three Months            Nine Months               Nine Months
                      Ended                   Ended                   Ended                     Ended
                  June 30, 2000           June 30, 1999           June 30, 2000             June 30, 1999
                  -------------           -------------           -------------             -------------

              Written      Earned      Written      Earned      Written      Earned       Written      Earned
              -------      ------      -------      ------      -------      ------       -------      ------
Assumed       $32,080     $36,887      $20,802     $38,600     $107,553     $108,809     $121,244     $116,997

Ceded          (4,704)     (8,111)      (9,561)     (6,532)     (22,284)     (22,430)     (27,009)     (11,744)
               -------     -------     -------     -------      --------     --------     -------     --------

Net Premiums  $27,376     $28,776      $11,241     $32,068      $85,269      $86,379     $ 94,235     $105,253
              =======     =======       ======      ======      =======      =======      =======      =======

4.   Segmental Reporting

The Company has two reportable segments: reinsurance operations and Lloyd's. The reinsurance segment provides reinsurance for property catastrophe and for other lines of business which have similar characteristics, namely high severity and low frequency. The Lloyd's segment is written through LaSalle Re Capital, which provides capital support to selected Lloyd's syndicates. The lines of business written by the selected syndicates include direct and facultative insurance, marine insurance and reinsurance, professional indemnity, directors and officers insurance and bankers blanket bond business. Data for the three months and nine months ended June 30, 2000 and 1999 is as follows:

                                                 Three Months Ended
                                                   June 30, 2000
                                                   -------------
                                    Reinsurance        Lloyd's       Total
                                    -----------        -------       -----

Gross premiums written                $  23,642           8,438     $  32,080
                                      ---------        --------     ---------

Reinsurance revenues                     22,306           6,470        28,776
Investment income                         8,935             316         9,251
Realized investment gains                    38               0            38
                                      ---------        --------     ---------
Total revenues                           31,279           6,786        38,065
                                      ---------        --------     ---------

Income before minority interest          11,479           4,851        16,330

Assets                                  675,538          55,257       730,795

Loss and loss expense ratio                43.1%            1.5%         33.8%
Expense ratio                              33.1%           32.6%         33.0%
Combined ratio                             76.2%           34.1%         66.8%

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

                                                 June 30, 1999
                                                 -------------
                                      Reinsurance    Lloyd's      Total
                                      -----------    -------      -----

Gross premiums written                  $  12,623    $  8,179   $  20,802
                                        ---------     -------    --------

Reinsurance revenues                       29,058       3,010      32,068
Investment income                           8,473          66       8,539
Realized investment gains                     152           0         152
                                        ---------     -------    --------
Total revenues                             37,683       3,076      40,759
                                        ---------     -------    --------

Income (loss) before minority
interest                                    6,004        (546)      5,458

Assets                                    702,321      55,942     758,263

Loss and loss expense ratio                  78.4%       66.8%       77.3%
Expense ratio                                28.5%       53.6%       30.8%
Combined ratio                              106.9%      120.4%      108.1%

                                              Nine Months Ended

                                                 June 30, 2000
                                                 -------------
                                     Reinsurance     Lloyd's        Total
                                     -----------     -------        -----

Gross premiums written                $  89,061     $ 18,492      $107,553
                                       --------     --------       -------

Reinsurance revenues                     73,048       13,331        86,379
Investment income                        26,114          661        26,775
Realized investment losses               (2,186)           0        (2,186)
                                       --------     --------       -------
Total revenues                           96,976       13,992       110,968
                                       --------     --------       -------

Loss before minority interest           (15,747)      (6,239)      (21,986)

Assets                                  675,538       55,257       730,795

Loss and loss expense ratio               115.9%       114.4%        115.7%
Expense ratio                              31.4%        39.5%         32.6%
Combined ratio                            147.3%       153.9%        148.3%


--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
 (Expressed in thousands of United States Dollars, except share and per share data)
--------------------------------------------------------------------------------

                                              Nine Months Ended

                                                 June 30, 1999
                                                 -------------
                                     Reinsurance     Lloyd's       Total
                                     -----------     -------       -----

Gross premiums written               $103,560        $ 17,684     $121,244
                                      -------         -------      -------

Reinsurance revenues                   95,993           9,260      105,253
Investment income                      24,909             408       25,317
Realized investment gains               1,742               0        1,742
                                      -------         -------      -------
Total revenues                        122,644           9,668      132,312
                                      -------         -------      -------

Income (loss) before minority
interest                                1,700          (3,110)      (1,410)

Assets                                702,321          55,942      758,263

Loss and loss expense ratio             101.2%           91.4%       100.3%
Expense ratio                            23.3%           46.7%        25.4%
Combined ratio                          124.5%          138.1%       125.7%


--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

The following is a discussion and analysis of the Company's results of operations for the three months and nine months ended June 30, 2000 and 1999 and financial condition as of June 30, 2000. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

General

The Company primarily writes property catastrophe reinsurance on a worldwide basis through its subsidiary, LaSalle Re. Property catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Therefore, there can be significant volatility in the Company's results from fiscal quarter to quarter and fiscal year to year. Through LaSalle Re Capital, the Company also provides capital support to selected Lloyd's syndicates which individually write the following lines of business: direct and facultative insurance; marine reinsurance; and professional indemnity, directors and officers insurance and bankers blanket bond business. Due to the nature of the business written by the Company, the financial data included herein is not necessarily indicative of the results of operations or financial condition of the Company in the future.

Results of Operations - for the three months ended June 30, 2000 and 1999

Gross premiums written for the quarter ended June 30, 2000 were $32.1 million compared to $20.8 million for the quarter ended June 30, 1999, an increase of $11.3 million or 54.3%.

The Company's property catastrophe book experienced an increase in gross premiums written from $7.1 million for the quarter ended June 30, 1999 to $17.0 million for the quarter ended June 30, 2000. The increase was principally due to two reasons. During the quarter ended June 30, 1999, the Company experienced a negative gross premium adjustment of $6.9 million which resulted from the Company's decision to reduce its line sizes on two international catastrophe pro-rata treaties. In addition, during the quarter ended June 30, 2000 the Company experienced an increase in its international property catastrophe business of approximately $3.4 million due to a change in contract renewal dates. Some contracts which incepted in the first calendar quarter of 1999 were renewed primarily on a fifteen month basis to avoid Year 2000 issues and hence the gross premiums were written in the quarter ended June 30, 2000 rather than in the quarter ended March 31, 2000.

For the quarter ended June 30, 2000, gross premiums written in lines of business other than property catastrophe totaled $4.5 million compared to $2.8 million for the quarter ended June 30, 1999. The increase was primarily due to a new Japanese property pro-rata contract.

Gross premiums written by LaSalle Re Capital were consistent at $8.4 million for the quarter ended June 30, 2000 and $8.2 million for the quarter ended June 30, 1999.

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

Gross premiums written in respect of fronted premiums, premium adjustments, reinstatement premiums and no claims bonuses were relatively consistent at $2.2 million for the quarter ended June 30, 2000 and $2.7 million for the quarter ended June 30, 1999.

Premiums ceded for the quarter ended June 30, 2000 were $4.7 million compared to $9.6 million for the quarter ended June 30, 1999. The reduction of $4.9 million was primarily due to a lower ceded premium on the property catastrophe quota share arrangement with CNA Re, which in 1999 included a premium portfolio adjustment.

As a result of the above, net premiums written for the quarter ended June 30, 2000 were $27.4 million compared to $11.2 million for the quarter ended June 30, 1999.

Net premiums earned for the quarter ended June 30, 2000 were $28.8 million compared to $32.1 million for the same quarter in 1999. Ceded premiums amortized were $8.1 million for the quarter ended June 30, 2000 compared to $6.5 million for the quarter ended June 30, 1999. In addition to an increase in amortized ceded premiums, net premiums earned have fallen as a result of continued lower gross premium writings for the year to date.

Net investment income was $9.2 million for the quarter ended June 30, 2000 compared to $8.5 million for the quarter ended June 30, 1999. The increase in net investment income was principally attributable to an increase in market yields. Annualized investment income as a percentage of the average market value of invested assets was 6.5% for the quarter ended June 30, 2000 compared to 5.8% for the quarter ended June 30, 1999.

The following table sets forth the Company's combined ratios for the quarters ended June 30, 2000 and 1999:

                               June 30, 2000   June 30, 1999
                             ----------------------------------
Loss and loss expense ratio         33.8%            77.3%
Expense ratio                       33.0%            30.8%
Combined ratio                      66.8%           108.1%

Losses and loss expenses incurred represent losses paid and reserves established in respect of specific losses and loss expenses reported by cedents and expected loss development and additions to incurred-but-not-reported loss reserves.

The Company incurred losses and loss expenses, net of recoveries, of $9.7 million during the quarter ended June 30, 2000 compared with $24.8 million during the quarter ended June 30, 1999. There were no major catastrophe loss events that affected the Company during the quarter ended June 30, 2000. The Company provided $14.4 million for reported smaller losses and the establishment of reserves for other events that occurred during the quarter but have not yet been reported. In addition, the Company experienced favorable development on prior period loss reserves of approximately $4.7 million. Of this development approximately $3.4 million related to the business written

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

through LaSalle Re Capital and $1.3 million related to the business written through LaSalle Re. The favorable development on prior period loss reserves with respect to LaSalle Re Capital was generated by a change in the ultimate loss ratios, which was caused by additional information regarding premium levels. The favorable development on prior period loss reserves with respect to LaSalle was primarily driven by losses incurred on an international property catastrophe quota share contract which reported a significant reduction in losses incurred. Of the loss and loss expenses in the quarter ended June 30, 1999, $6.0 million related to the Australian hailstorm and $6.0 million, net of recoveries, related to the Oklahoma tornadoes. The remaining $12.8 million related to smaller losses and the establishment of reserves for other events that occurred during the quarter but have not yet been reported.

The expense ratio includes underwriting expenses and operational expenses. Underwriting expenses include brokerage, commissions, excise taxes and other costs related to underwriting reinsurance contracts.

Underwriting expenses as a percentage of net premiums earned were 22.9% for the quarter ended June 30, 2000 compared to 19.2% for the quarter ended June 30, 1999. The increase in the ratio was caused by two factors. Firstly, an increase in the amount of amortized ceded reinsurance that reduced net premiums earned. As a percentage of gross premiums earned underwriting expenses were 17.9% for the quarter ended June 30, 2000 compared to 15.9% for the quarter ended June 30, 1999. Secondly, the remaining increase in the ratio of 2.0% was primarily due to an increase in the cost of writing gross premiums notably with business emanating from Japan.

Operational expenses were $2.9 million for the quarter ended June 30, 2000 compared to $3.7 million for the quarter ended June 30, 1999. As a percentage of net premiums earned, operational expenses were 10.1% during the quarter ended June 30, 2000 compared to 11.6% for the quarter ended June 30, 1999. The decrease in operational expenses of $0.8 million was principally due to a decrease in the level of compensation expense.

Corporate expenses were $2.4 million for the quarter ended June 30, 2000. In June 2000, the Company decided to cancel the implementation of new reinsurance software due to technical and support problems. In light of this decision the Company has expensed $2.2 million of costs which were previously capitalized. The Company had originally intended to depreciate the software once it was placed in service as the Company's primary reinsurance software. The other corporate costs relate to the business combination agreement with Trenwick Group Inc.

Interest expense was $0.3 million for the quarter ended June 30, 2000 compared to $0.4 million for the quarter ended June 30, 1999. Interest expense included financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract and other interest expenses related to the ongoing commitment fees payable on the Company's credit facility. As at June 30, 2000, there were no borrowings under this facility.

The Company's earnings per share were $0.72 for the quarter ended June 30, 2000 compared to earnings per share of $0.19 for the quarter ended June 30, 1999. Earnings

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

per share assuming dilution were $0.71 for the quarter ended June 30, 2000 compared to earnings per share assuming dilution of $0.19 for the quarter ended June 30, 1999.

Results of Operations - for the nine months ended June 30, 2000 and 1999

Gross premiums written for the nine months ended June 30, 2000 were $107.6 million compared to $121.2 million for the nine months ended June 30, 1999, a decrease of 11.2%.

The Company's property catastrophe book experienced a decrease in gross premiums written from $75.2 million for the nine months ended June 30, 1999 to $64.9 million for the nine months ended June 30, 2000. The principal cause of this decrease related to reduced premium writings of approximately $7.8 million on international catastrophe pro rata treaties. This reduction is consistent with the Company's plan of placing an emphasis on accessing clients directly rather than through pro rata catastrophe contracts, which have a less efficient cost structure.

For the nine months ended June 30, 2000, gross premiums written in lines of business other than property catastrophe totaled $14.6 million compared to $19.6 million for the nine months ended June 30, 1999. The decrease is principally a function of contracts not available for renewal, due to cancellation or writings on a multi-year basis. This decrease offset the new contracts written by the Company during the nine months ended June 30, 2000.

Gross premiums written by LaSalle Re Capital were relatively consistent at $18.5 million for the nine months ended June 30, 2000 compared with $17.7 million for the nine months ended June 30, 1999.

Gross premiums written in respect of fronted premiums, premium adjustments, reinstatement premiums and no claims bonuses were relatively consistent at $9.5 million for the nine months ended June 30, 2000 and $8.7 million for the nine months ended June 30, 1999.

Premiums ceded for the nine months ended June 30, 2000 were $22.3 million compared to $27.0 million in the nine months ended June 30, 1999. The decrease was primarily due to reduced premiums ceded through LaSalle Re Capital.

As a result of the above, net premiums written for the nine months ended June 30, 2000 were $85.3 million compared to $94.2 million for the nine months ended June 30, 1999.

Net premiums earned for the nine months ended June 30, 2000 were $86.4 million compared to $105.3 million for the same period in 1999. The decline in premiums earned of $18.9 million was due to two factors: an increase in ceded premiums amortized from $11.7 million for the nine months ended June 30, 1999 to $22.4 million for the nine months ended June 30, 2000 and a continued decrease in the level of gross premiums written.

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

Net investment income for the nine months ended June 30, 2000 was $26.8 million compared to $25.3 million for the same period in 1999. Annualized investment income as a percentage of the average market value of invested assets was 6.4% for the nine months ended June 30, 2000 compared to 5.7% for the nine months ended June 30, 1999.

Net realized losses on investments were $2.2 million during the nine months ended June 30, 2000, compared to net realized gains of $1.7 million for the nine months ended June 30, 1999. Both the losses and gains, in the nine months ended June 30, 2000 and June 30 1999, were made pursuant to a policy designed to protect the total returns on the portfolio.

The following table sets forth the Company's combined ratios for the nine months ended June 30, 2000 and 1999:

                               June 30, 2000   June 30, 1999
                             ---------------------------------
Loss and loss expense ratio        115.7%           100.3%
Expense ratio                       32.6%            25.4%
Combined ratio                     148.3%           125.7%

Losses and loss expenses incurred represent losses paid and reserves established in respect of specific losses and loss expenses reported by cedents and expected loss development and additions to incurred-but-not-reported loss reserves.

The Company incurred losses and loss expenses, net of recoveries, of $99.9 million during the nine months ended June 30, 2000 compared with $105.6 million during the nine months ended June 30, 1999. Of the losses incurred for the nine months ended June 30, 2000, a significant portion related to two storms which struck northwest Europe, including France and Germany, on December 26 and 27, 1999. The Company has booked expected net losses of $23.7 million for Storm Lothar and $22.2 million for Storm Martin. This is based on the Company's estimate of the market loss for the two storms at $9.0 billion. This magnitude of loss assumes full limit losses on all French specific contracts and what the Company believes to be a conservative reserve for non-specific contracts. In addition, the Company established $15.3 million of loss reserves for a significant storm that hit Denmark on December 3, 1999. Following notification from a syndicate supported by LaSalle Re Capital, the Company has recorded $7.0 million of loss reserves. These losses relate to a particular program that was underwritten by the syndicate in 1997 through to 1999. The loss reserves recorded by the Company represent the full potential liability for losses from this program. The remaining loss and loss expenses incurred in the nine months ended June 30, 2000 are principally related to reported smaller losses and the establishment of reserves for other events that occurred during the nine months but which have not yet been reported. These loss and loss expenses have been partly offset by favorable development on prior period loss reserves.

Of the losses incurred for the nine months ended June 30, 1999, a significant portion related to the strengthening of prior year reserves. Approximately $16 million was incurred in respect of Hurricane Georges, which occurred in September 1998. In

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

addition, the Company recorded approximately $14 million of additional case reserves for large reported losses. Included in the additional case reserves was a loss of $6.5 million on a property stop loss contract. This contract had an incidental auto warranty coverage component that produced a full limit loss to the contract. Also included were losses of $4.5 million on auto property damage stop loss contracts. Given the Company's loss experience since September 30, 1998, the Company reviewed the assumptions used in setting incurred-but-not-reported loss reserves. These assumptions have been revised to reflect both new information and a more prudent reserving philosophy. As a result, the Company recorded an additional $20 million of incurred-but-not-reported losses during the nine months ended June 30, 1999. These reserves related to all lines of business written by the Company. Losses and loss expenses incurred on events that occurred during the nine months ended June 30, 1999 included $6.0 million related to the Australian hailstorm and $6.0 million, net of recoveries, related to the Oklahoma tornadoes.

The expense ratio includes underwriting expenses and operational expenses. Underwriting expenses include brokerage, commissions, excise taxes and other costs related to underwriting reinsurance contracts.

Underwriting expenses as a percentage of net earned premiums were 21.4% for the nine months ended June 30, 2000 compared to 17.2% for the nine months ended June 30, 1999. The increase of 4.2% in the ratio was caused by two factors. Firstly, an increase in the amount of amortized ceded reinsurance that reduced net premiums earned. As a percentage of gross premiums earned underwriting expenses were 17.0% for the nine months ended June 30, 2000 compared to 15.5% for the nine months ended June 30, 1999. Secondly, the remaining increase of 1.5% in the ratio was primarily due to an increase in the cost of writing gross premiums.

Operational expenses were $9.7 million for the nine months ended June 30, 2000, compared to $8.6 million for the nine months ended June 30, 1999. As a percentage of net premiums earned, operational expenses were 11.2% during the nine months ended June 30, 2000 compared to 8.2% for the nine months ended June 30, 1999. The increase in operational expenses of $1.1 million was due to the movement on the compensation cost associated with outstanding stock appreciation rights. During the nine months ended June 30, 2000, the Company recorded a negligible charge compared to a credit of $1.2 million during the nine months ended June 30, 1999.

The Company incurred corporate expenses of $4.3 million during the nine months ended June 30, 2000 compared to $0.4 million for the nine months ended June 30, 1999. In June 2000, the Company decided to cancel the implementation of new reinsurance software due to technical and support problems. In light of this decision, the Company has expensed $2.2 million of costs which were previously capitalized. The Company had originally intended to depreciate the software once it was placed in service as the Company's primary reinsurance software. The other corporate costs of $2.1 million relate primarily to the business combination agreement with Trenwick Group Inc. The costs incurred in the nine months ended June 30, 1999 related to the preparation and filing of a registration statement for an offering of preferred shares. The registration statement was subsequently withdrawn prior to becoming effective.

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

Interest expense was $1.0 million for the nine months ended June 30, 2000 compared with $1.4 million for the nine months ended June 30, 1999. Interest expense included financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract and other interest expenses related to the ongoing commitment fees payable on the Company's credit facility. As at June 30, 2000, there were no borrowings under this facility.

The Company's loss per share, both basic and diluted, was $1.32 for the nine months ended June 30, 2000 compared to $0.31 for the nine months ended June 30, 1999.

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

LaSalle Re's sources of funds consist of net premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, brokerage, commissions, excise taxes, administrative expenses and dividends. Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (the "Insurance Act"), LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files an affidavit stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the approval of the Bermuda Minister of Finance if it failed to meet its required margins in the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends that would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act from reducing its total opening statutory capital by more than 15% without the approval of the Minister of Finance. LaSalle Re currently meets these requirements. In addition, the payment of dividends by LaSalle Re is subject to the rights of holders of its exchangeable non-voting common shares to receive a pro rata share of any dividend and to LaSalle Re's need to maintain shareholders' equity adequate to support the level of its reinsurance operations.

Operating activities provided net cash of $4.7 million for the nine months ended June 30, 2000 and $7.5 million for the nine months ended June 30, 1999. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

During the quarter ended June 30, 2000, the Company repurchased for cancellation 454,000 options to purchase exchangeable non-voting common shares of LaSalle Re from a founding shareholder, at a cost of $3.1 million. This represented an amount per option equal to the difference between (i) the weighted average trading price of a LaSalle common share on the New York Stock Exchange for the period between May 15, 2000 and May 19, 2000 (the 5 day period ending 2 business days before the repurchase date) and (ii) the exercise price of the option.

As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and investments. As of June 30, 2000, 75.2% of its total assets were held in cash and investments, which totaled $549.4 million. To further mitigate the uncertainty surrounding the amount and timing of potential liabilities and to minimize interest rate risk, LaSalle Re maintains a short average duration for its

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

investment portfolio. The modified average duration of the portfolio was 3.0 years at June 30, 2000.

As of June 30, 2000, 78.6% of the securities held in the Company's fixed maturity investment portfolio rated "AA" or better and 97.2% were fixed-income securities rated "A" or better by Standard & Poor's Ratings Services or Moody's Investors Service, Inc. No single investment comprised more than 5% of the overall portfolio. As at June 30, 2000, issuers from the Far East and Asia represented 1.1% of the investment portfolio. These bonds had an insignificant aggregate unrealized loss and were all rated AAA.

The Company has adopted the Statement of Financial Accounting Standard No. 115 ("SFAS 115") to account for its marketable securities with all of the Company's investments classified as "available for sale". Under this classification, investments are recorded at fair market value and any unrealized gains or losses are reported as "Accumulated other comprehensive income", a separate component of shareholders' equity. In accordance with SFAS No. 130 "Reporting of Comprehensive Income", the movement in unrealized gains or losses on these investments are disclosed as part of other comprehensive income. The unrealized loss on the investment portfolio, net of amounts attributable to minority interest, was $6.5 million at June 30, 2000 compared to a loss of $4.1 million at September 30, 1999.

Reinsurance balances receivable were comparable at $97.8 million at June 30, 2000 compared to $93.2 million at September 30, 1999.

Although the reserve for unearned premium decreased from $77.0 million at September 30, 1999 to $75.8 million at June 30, 2000, the level of deferred acquisition costs increased from $11.9 million at September 30, 1999 to $13.5 million at June 30, 2000. This was due to an increase in the cost of writing gross premiums, notably with business emanating from Japan.

Other assets decreased from $37.6 million as at September 30, 1999 to $32.6 million as at June 30, 2000. This was in part due to the elimination of the asset relating to the Company's cancelled reinsurance software.

At June 30, 2000, reserves for unpaid losses and loss expenses were $178.1 million compared to $146.6 million at September 30, 1999. During the nine months ended June 30, 2000 the Company established significant reserves for storms that hit northwest Europe. Included in the reserve for unpaid losses and loss expenses at June 30, 2000 was an amount of $23.9 million compared to $18.7 million at September 30, 1999 in respect of the business underwritten by LaSalle Re Capital.

During the quarter ended June 30, 2000, the Company closed and settled the 1997 Lloyd's underwriting year with respect to the business underwritten by LaSalle Re Capital. This cleared all of the balances receivable and payable relating to that year. The net result was a loss of $3.5 million. The Company has balances outstanding relating to the 1998, 1999 and 2000 underwriting years, which will be settled after the underwriting years have closed. An underwriting year remains open for a period of three years.

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

The Company has no material commitments for capital expenditures.

On June 1, 2000 the Company paid a dividend of $.5469 per share to holders of record of Series A preferred shares on April 30, 2000. As of June 30, 2000, dividends due but not yet declared on the Series A preferred shares amounted to $0.5 million. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company will declare or pay any dividends in future periods.

In accordance with the terms of certain reinsurance contracts, the Company has posted letters of credit in the amount of $18.0 million as of June 30, 2000 as compared to $22.2 million as of September 30, 1999 to support outstanding loss reserves. In connection with LaSalle Re Capital's support of three Lloyd's syndicates, with effect from January 1, 1997, the Company posted letters of credit in the amount of $14.8 million (equivalent to (pound)9.8 million). In addition, in connection with the Japanese earthquake swap, the Company has posted a letter of credit of $3.0 million. All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of the outstanding letters of credit. The Company has no material commitments for capital expenditures.

In connection with the Company's decision to cancel the implementation of new reinsurance software, the Company has disputed invoices in the amount of (pound)0.7 million (equivalent to $1.1 million) from the software's vendor. The Company has sought legal advice and is currently in discussions with the vendor. The Company's Bermuda lawyers believe there to be a reasonable chance of prevailing in this dispute.

The Company has in place a $100 million committed line of credit from a syndicate of banks. The proceeds from the credit facility may only be used to buy preferred shares of LaSalle Re that, in turn, may use the proceeds of such purchase to meet current cash requirements. The facility matures December 1, 2000, and is secured by a pledge ("legal mortgage") of all the capital stock of LaSalle Re held by the Company, including any preferred shares that may be issued by LaSalle Re to the Company. The line of credit contains various covenants, including limitations on incurring additional indebtedness; restrictions on the sale or lease of assets not in the ordinary course of business; maintenance of a ratio of consolidated total debt to consolidated tangible net worth of no more than 0.40 to 1.00; maintenance of tangible net worth at the end of each fiscal year of the greater of $300 million or 70% of net premiums written; maintenance of statutory capital of LaSalle Re of at least $400 million; and maintenance of a ratio of net premiums written to statutory capital at the end of any fiscal quarter for the four fiscal quarters then ended of no more than 1.00 to 1.00 in each case. The Company may pay dividends and make other restricted payments so long as, after giving effect to such restricted payments, no event of default has occurred. Dividends and restricted payments are limited to 50% of consolidated net income for the Company's immediately preceding fiscal year less amounts paid on the Series A preferred shares. In order for the Company to pay dividends in excess of 50% of consolidated net income, the Company would have to renegotiate certain terms of its credit facility. As of June 30, 2000, there were no outstanding borrowings under the credit facility.

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

Quantitative and Qualitative Disclosure about Market Risk

The Company made disclosure relating to its market risks in the Form 10-K for the year ended September 30, 1999. The Company believes there have been no material changes with respect to its market risks during the nine months ended June 30, 2000.

Cautionary Statement Regarding Forward-Looking Statements

This report includes forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition. These forward-looking statements are based on the Company's current plans and objectives for future operations, including the Company's dividend policy. Some forward-looking statements may be identified by the use of words or phrases such as "believes," "anticipates," "intends," "may," "estimates," "expects" and similar expressions. Forward-looking statements are subject to risks and uncertainties and actual results may vary materially from those included within the forward-looking statements. Many factors could cause actual results to differ materially from those in the forward-looking statements, including the following: catastrophic events of unanticipated frequency or severity; changes in the demand for or supply of property catastrophe reinsurance; actions of competitors; decisions or actions of rating agencies; changes in insurance or tax laws or regulations or governmental interpretations thereof; fluctuations in foreign currency exchange rates or the failure of a counterparty to perform under any of our foreign exchange contracts or swap agreements; and the termination of the existing quota share reinsurance arrangement with CNA. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits - The following exhibits are filed as part of this report on Form 10-Q:

         3.1   Memorandum of Association (Incorporated by reference to Exhibit
               3.1 to Registration Statement on Form S-1 (File No. 33-97304)).
         3.2   Bye-Laws (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-
               12823)).
          27   Financial Data Schedule

     (b) Reports on Form 8-K during the quarter ended June 30, 2000.

         A report on Form 8-K (Item 5) was filed on June 29, 2000 regarding (i) the May 23, 2000 payment by LaSalle Re of $3,131,080 to Corporate Partners L.P. and two of its affiliates as consideration for the surrender and cancellation of their options to purchase 454,000 exchangeable non-voting common shares of LaSalle Re. and (ii) the June 28, 2000 execution of Amendment No. 1 to the Amended and Restated Agreement, Schemes of Arrangement and Plan of Reorganization by and among the Company, LaSalle Re, Trenwick Group Inc. and Trenwick Group Ltd.

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

Date: August 8, 2000          /s/ Guy D. Hengesbaugh
                              ----------------------
                              Name: Guy D. Hengesbaugh
                              Title: President & Chief Executive Officer



Date: August 8, 2000          /s/ Clare E. Moran
                              ------------------
                              Name: Clare E. Moran
                              Title: Interim Chief Financial Officer & Treasurer

--------------------------------------------------------------------------------