Form 10-K405/A
period 1999-09-30
LASALLE RE HOLDINGS LTD
filed 2000-08-22
CIK 1001384

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended September 30, 1999.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period to September 30, 1999


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

        Continental Building, 25 Church Street, Hamilton HM 12, Bermuda
                   (Address of Principal Executive Offices)
      Registrant's Telephone Number, including area code: (441) 292-3339

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

        Securities registered pursuant to Section 12(g) of the Act: None


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

     The aggregate market value on December 1, 1999 of the voting stock held by non-affiliates of the registrant was $131,980,541.

     The number of shares outstanding of each of the issuer's classes of common stock as of December 1, 1999:

                         Class                               Outstanding at December 1, 1999
                         -----                               -------------------------------
               Common Stock, $1.00 par value                           15,603,570

Certain portions of the registrant's definitive proxy statement relating to its annual meeting of stockholders scheduled to be held on February 17, 2000 are incorporated by reference into Part III of this report and certain portions of the registrant's annual report to stockholders are incorporated by reference into Parts II and IV of this report.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement relating to the Annual General Meeting of Shareholders to be held on February 17, 2000 (the "2000 Proxy Statement"), to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year pursuant to Regulation 14A, are incorporated by reference in Part III of this Form 10-K/A.

                          LASALLE RE HOLDINGS LIMITED

                               TABLE OF CONTENTS


                                                                                           Page
                                                                                           ----
 Item                                                                                     Number
 ----                                                                                     ------
 PART
  I
1.       BUSINESS....................................................................    10K/A-2

 PART
  II

6.       SELECTED FINANCIAL DATA.....................................................    10K/A-21

7.       MANAGEMENTS' DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         FINANCIAL CONDITION.........................................................    10K/A-22


8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................    10K/A-33

 PART
  IV

14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K............    10K/A-60

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

  Complete financial information about segments is presented in Note 14 to the Company's consolidated financial statements. The following table sets forth the Company's gross premiums written and number of contracts written by business segment and type of reinsurance for the years indicated (dollars in millions):

                                                       Year Ended            Year Ended             Year Ended
                                                       ----------            ----------             ----------
                                                   September 30, 1999    September 30, 1998     September 30, 1997
                                                   ------------------    ------------------     ------------------
                                                    Gross     Number      Gross     Number       Gross      Number
                                                    -----     ------      -----     ------       -----      ------
                                                  Premiums      of      Premiums      of       Premiums       of
                                                  --------      --      --------     ---       --------       --
                                                   Written   Contracts   Written   Contracts    Written    Contracts
                                                   -------   ---------   -------   ---------    -------    ---------
Reinsurance segment:
Property catastrophe reinsurance:
  Excess of loss................................    $  81.4        717    $  82.7        719     $ 110.4         802
  Pro rata......................................       11.1          8       21.6         10        34.4          10
Other lines of business:
  Property--risk excess and pro rata............        4.9         62       10.5         76         9.0          80
  Casualty......................................        6.1         26        5.7         28         4.0          36
  Space, marine and aviation....................        5.4         31        7.4         47         7.7          35
  Miscellaneous.................................        4.4         43        6.3         57         2.1          37
Fronted premiums, adjustments, reinstatement
 premiums and no claims bonuses.................        3.3         --        0.1         --       (10.3)         --
                                                    -------        ---    -------        ---     -------       -----
                                                      116.6        887      134.3        937       157.3       1,000
Lloyd's segment:
  LaSalle Re Capital............................       22.4         --       21.0         --        14.1          --
                                                    -------        ---    -------        ---     -------       -----
     Total......................................    $ 139.0        887    $ 155.3        937     $ 171.4       1,000
                                                    =======        ===    =======        ===     =======       =====

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

Geographic Diversification

  The Company seeks to diversify its property catastrophe exposures across geographic zones in order to optimize its spread of risk. For the year ended September 30, 1999, excluding the premiums written by LaSalle Re Capital, fronted premiums, adjustment premiums, reinstatement premiums and no claims bonuses, 53% of the Company's gross premiums written represented U.S.-based risks. Within the United States, the Company's largest exposure on a zonal basis is the West Coast, including Hawaii and Alaska. The remaining 47% of gross premiums written were spread in other territories around the world. This distribution of risk is subject to change and is dependent upon rates available in various zones. As a result of long-term relationships between the Company's management and certain clients and brokers, the Company has developed a strong base of regional business in the U.S. This business assists the Company in diversifying its U.S.-based risks and makes more efficient use of its capital by limiting multi-zone exposures. In the year ended September 30, 1999, this regional business represented a significant component of the Company's U.S.- based gross premiums written.

  The following table sets forth the percentage of the Company's gross premiums written allocated to the zone of exposure at the dates indicated (dollars in millions):

Geographic Area                                         September 30, 1999     September 30, 1998     September 30, 1997
---------------                                       ---------------------   --------------------   --------------------

                                                                 Percentage             Percentage              Percentage
                                                       Gross     ----------    Gross    ----------     Gross    ----------
                                                       -----      of Gross    --------   of Gross      -----     of Gross
                                                      Premiums    --------    Premiums   --------    Premiums    --------
                                                      --------    Premiums    --------   Premiums    --------    Premiums
                                                      Written     --------    Written    --------     Written    --------
                                                      -------      Written    -------     Written     -------     Written
                                                                   -------                -------                 -------
United States                                          $  60.1        53.0%   $  64.4        48.0%   $  75.3         44.9%
Europe (excluding the U.K.)                                9.5         8.4       14.4        10.7       18.6         11.1
United Kingdom                                             9.8         8.6       11.7         8.7       15.2          9.1
Japan                                                      2.9         2.6        3.2         2.4        7.0          4.2
Australasia                                                4.5         4.0        3.3         2.5        6.4          3.8
Worldwide(1)                                              14.1        12.4       21.8        16.2       20.9         12.5
Worldwide (excluding the U.S.)(2)                          5.4         4.8        7.5         5.6       12.6          7.5
Other                                                      7.0         6.2        7.9         5.9       11.6          6.9
                                                       -------      ------    -------      ------    -------       ------
                                                         113.3       100.0%     134.2       100.0%     167.6        100.0%
                                                                    ======                 ======                  ======
LaSalle Re Corporate Capital                              22.4                   21.0                   14.1
Fronted premiums, adjustments, reinstatement
 premiums and no claims bonuses                            3.3                    0.1                  (10.3)
                                                       -------                -------                -------
  Total                                                $ 139.0                $ 155.3                $ 171.4
                                                       =======                =======                =======

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

                                                                  Number of
                                                                  ---------
                                                                   Programs
                                                                   --------

      Greater than $30 million but less than $35 million........           2
      $25-30 million............................................           3
      $20-25 million............................................           4
      $15-20 million............................................           7
      $10-15 million............................................          16
      $7.5-10 million...........................................          18
      $5-7.5 million............................................          39
      $2.5-5 million............................................          70
      Less than $2.5 million....................................         127
                                                                         ---
         Total..................................................         286
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

  For U.S.-based risks, the Company has developed a proprietary model called L-CAM(TM) (LaSalle Catastrophe Analysis Model). L-CAM(TM) incorporates the output of commercially available catastrophe simulation models and the Company's internally-generated models. The commercially available models include (1) AIR-- CATRADER(TM), which uses market share data derived from zip code and/or county aggregate data to develop individual contract and portfolio loss scenarios and
(2) RMS--RiskLink(TM), which derives portfolio loss scenarios based on detailed risk location data provided by the primary insurer. Models developed by the Company and used in L-CAM(TM) include (1) the Modified Historical Event Model, which fits a Pareto loss distribution to over 45 years of catastrophe loss data, adjusted for inflation and demographic shifts, (2) the Market Loss Pricing Model, which uses underwriting-zone market share information to develop attachment and exhaustion probabilities from which pricing input is determined, and (3) the Industry Peer Model, which is a portfolio management tool selecting treaties in force with similar characteristics for pricing considerations.

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

  The following table summarizes the composition of the Company's investment portfolio as of September 30, 1999 and 1998 (dollars in millions):

     Type of Investment                                                                   September 30,
     ------------------
                                                                                  1999                    1998
                                                                                  ----                    ----
                                                                           Fair        % of        Fair        % of
                                                                           Value       Total       Value       Total
                                                                           -----       -----       -----       -----
     Fixed maturities:
        Non-U.S. government bonds and agencies.........................     $ 30.6         5.5%     $ 38.4         6.3%
        U.S. government bonds and agencies.............................       94.1        16.9       141.2        23.3
        Corporate bonds................................................      234.1        42.0       309.0        50.9
        Mortgage-backed securities.....................................        0.0         0.0        30.2         5.0
        Other debt.....................................................        5.0         0.9         2.7         0.4
                                                                            ------       -----      ------       -----
           Subtotal....................................................      363.8        65.3%      521.5        85.9%
        Short term investments                                               177.2        31.8        72.9        12.0
        Cash and cash equivalents......................................       15.9         2.9        12.4         2.1
                                                                            ------       -----      ------       -----
           Total cash and investments..................................     $556.9       100.0%     $606.8       100.0%
                                                                            ======       =====      ------       =====

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

  The following table summarizes the composition of the Company's fixed maturity portfolio by rating as assigned by S&P or Moody's Investors Services Inc. ("Moody's") as of September 30, 1999 and 1998 (dollars in millions):



                                                                      September 30,
                                                        ------------------------------------------
                                                                1999                  1998
                                                             ----------            ----------
                                                          Fair       % of       Fair       % of
                 Rating                                 --------  ----------  --------  ----------
                 ------                                  Value      Total      Value      Total
                                                        --------  ----------  --------  ----------
                 AAA..................................    $157.8       43.3%    $363.0       69.6%
                 AA...................................     119.6       32.9       88.1       16.9
                 A....................................      69.0       19.0       59.5       11.4
                 BBB..................................      12.4        3.4        2.6        0.0
                 BB...................................       5.0        1.4        8.3        2.1
                                                          ------      -----     ------      -----
                                                          $363.8      100.0%    $521.5      100.0%
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

  The following table summarizes the contractual maturities of the Company's fixed maturity portfolio as of September 30, 1999 and 1998 (dollars in millions):

                                                                  September 30,
                                                    ------------------------------------------
                                                            1999                  1998
                                                    --------------------  --------------------
                                                      Fair       % of       Fair       % of
            Rating                                  --------  ----------  --------  ----------
            ------                                   Value      Total      Value      Total
                                                    --------  ----------  --------  ----------
            Due in less than one year.............    $ 12.0        3.3%    $ 24.8        4.8%
            Due in one to five years..............     309.5       85.1      348.9       66.9
            Due in five to ten years..............      42.3       11.6      117.6       22.6
                                                      ------      -----     ------      -----
                                                       363.8      100.0      491.3       94.3
            Mortgage-backed securities............       0.0        0.0       30.2        5.7
                                                      ------      -----     ------      -----
                                                      $363.8      100.0%    $521.5      100.0%
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


Competition

  The property catastrophe reinsurance industry is highly competitive. The Company competes, and will continue to compete, with major U.S. and non-U.S. insurers and property catastrophe reinsurers, including other Bermuda-based property catastrophe reinsurers and CNA. Some of these competitors have greater financial and organizational resources than the Company. A recent trend in the property catastrophe reinsurance industry has been the utilization of the capital markets in structuring reinsurance agreements using catastrophe bonds, swaps and other types of derivative instruments. There may be established or new companies of which the Company is not aware who may be planning to enter the property catastrophe reinsurance market or existing reinsurers who may be planning to raise additional capital. In addition, Lloyd's began to allow capital from corporate investors in 1994. Competition in the types of reinsurance business that the Company underwrites is based on many factors, including rates and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment and reputation, the perceived financial strength and experience of the reinsurer in the line of reinsurance to be written.

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

  Class 4 Insurer. LaSalle Re is registered as a Class 4 insurer and, as such:
(1) is required to maintain a minimum statutory capital and surplus equal to the greatest of $100 million, 50% of its net premiums written (without deducting more than 25% of gross premiums written when computing net premiums written) and 15% of its loss and other insurance reserves; (2) is required to file annually within four months following the end of the relevant financial year with the Registrar, inter alia, a statutory financial return together with a copy of its annual statutory financial statements and an opinion of a loss reserve specialist in respect of its loss and loss expense provisions; (3) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, LaSalle Re will be prohibited, without the approval of the Minister, from declaring or paying any dividends during the next financial year); (4) is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the Registrar an affidavit stating that it will continue to meet the required margins; (5) is prohibited, without the prior approval of the Minister, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements; and (6) is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred to file with the Minister a written report containing certain information.

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

Item 6. SELECTED FINANCIAL DATA

Expressed in thousands of United States Dollars, except per share and operational data

                                                                 Year ended    Year ended    Year ended    Year ended    Year ended
                                                               September 30  September 30  September 30  September 30  September 30
                                                                       1999          1998          1997          1996          1995
Statement of income Data
Gross Premiums written                                             $139,010      $155,316      $171,386      $190,151      $201,916
Net premiums earned                                                 126,615       154,620       163,933       195,141       170,370
Net investment income (including realized gains and losses)          34,462        39,863        33,664        26,428        25,066
Loss and loss expenses incurred                                     131,147        95,539        31,199        51,477        60,397
Underwriting expenses                                                22,219        22,661        26,018        27,268        22,988
Operational expenses                                                 11,358         8,932        12,656        11,114         6,218
Income before minority interest                                      (5,679)       65,232       121,468       129,451       104,448
Minority Interest(1)
(1999: 23%, 1998: 73%, 1997: 21%, a11 other periods: 37%)            (2,845)       13,426        24,391        47,966        38,774
Net income                                                          ($2,834)       51,806        97,077        81,485        65,674
Earnings per Common Share - assuming dilution(2) as restated         ($0.60)        $2.68         $5.14         $5.40         $4.51
Adjusted weighted average number of Common
Shares outstanding(3)                                            20,213,155    20,919,405    22,998,936    23,967,870    23,170,680
Dividends declared per Common Share                                  $1.125         $3.00         $2.84         $0.75         $5.72

Other Data
Loss ratio                                                            103.6%         61.8%         19.0%         26.4%         35.5%
Expense ratio                                                          26.5%         20.4%         23.6%         19.6%         17.1%
Combined ratio                                                        130.1%         82.2%         42.6%         46.0%         52.6%
Return on average equity(4)                                           -2.84%         13.0%         25.4%         29.2%         26.6%

Balance Sheet Data (at end of period)                               556,976      $606,757      $553,043      $537,504      $522,425
Total investments and cash                                          736,107       757,290       686,088       634,374       636,547
Total assets                                                        146,552        97,942        45,491        49,875        66,654
Reserve for losses and loss expenses                                 93,055       105,569        93,355       179,470       147,389
Minority interest                                                   382,197       430,053       425,226       307,448       253,422
Total shareholders' equity                                           $19.69        $23.39        $23.23        $21.42        $17.64
Book value per share(5)


(1) Minority interest represents those shares in LaSalle Re Limited that are held as Exchangeable Non-Voting Shares. These shares are exchangeable, at the option of the holder, for Common Shares of the Company on a one-for-one basis.

(2) Earnings per Common Share equals income before minority interest and after preferred dividends declared and in arrears divided by the adjusted weighted average number of Common Shares outstanding.

(3) The adjusted weighted average number of Common Shares outstanding include Common Shares and the Exchangeable Non-Voting Shares and the dilutive effect of stock options and stock appreciation rights using the treasury stock method.

(4) Return on average equity is calculated by dividing net income before minority interest and after preferred dividends declared and in arrears by the average of the opening and closing sum of common shareholders' equity and minority interest. The adjustment in respect of minority interest reflects the exchangeable nature of the Exchangeable Non-Voting Shares.

(5) Book value per share is based on the sum of closing common shareholders' equity and minority interest divided by Common Shares and Exchangeable Non-Voting Shares.

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

                                                                             Year ended    Year ended
                                                                            ------------  ------------
                                                                             September     September      Change
                                                                                30,           30,       ----------
                                                                            ------------  ------------
                                                                                1999          1998
                                                                            ------------  ------------
Reinsurance segment:
U.S. property catastrophe...............................................        $ 52.1        $ 55.2     $ (3.1)
International property catastrophe......................................          40.4          49.0      ( 8.6)
                                                                                ------        ------     ------
Total property catastrophe..............................................          92.5         104.2      (11.7)
Other lines.............................................................          20.8          30.0       (9.2)
Fronted premiums, reinstatements, adjustments and no claims bonuses.....           3.3           0.1        3.2
                                                                                ------        ------     ------
                                                                                 116.6         134.3      (17.7)
Lloyd's segment:
LaSalle Re Capital......................................................          22.4          21.0        1.4
                                                                                ------        ------     ------
Total gross premiums written............................................        $139.0        $155.3     $(16.3)
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

  The following table sets forth the Company's combined ratios for the years ended September 30, 1999 and 1998:

                                            September 30,  September 30,
                                            -------------  -------------
                                                1999           1998
                                            -------------  -------------
      Loss and loss expense ratio.........         103.6%          61.8%
      Expense ratio.......................          26.5%          20.4%
      Combined ratio......................         130.1%          82.2%

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

  Approximately $14.5 million was incurred in respect of Hurricane Georges, which occurred on September 21, 1998. The increase was due to an increase in the estimated size of the market loss for the Hurricane. In order to estimate potential incurred losses for a major catastrophe event the Company uses "market loss" data combined with its underwriting observations to estimate incurred loss positions. On October 7, 1998, Property and Claims Services issued a preliminary estimate of the insured property damage caused by Hurricane Georges, which was set at $2.55 billion. As the Company's year-end is September 30, this information, together with our knowledge of our clients' market share of the loss and our participation on their contracts, was used as a basis to establish our losses incurred at that time. In December 1998, this estimate was increased to $2.95 billion. The increase in this estimate produced additional losses for the Company primarily because the increase in the size of the loss increased the number of contracts, which suffered a loss. This is because contracts have different attachment points such that certain contracts would not have experienced a loss with an industry loss of $2.55 billion but did experience either a partial or full loss with a $2.95 billion industry loss.

  In addition, the Company recorded approximately $14 million of additional case reserves for large reported losses primarily on three specific contracts. These losses arose from causes that could not have been reasonably anticipated when the Company established its incurred-but-not-reported loss reserves. In prior quarters the Company had received no information indicating losses on these contracts. Loss reserve estimation procedures were applied to grouped data to estimate incurred but not reported loss reserves and some of these reserves were implicitly attributed to the three contacts. During the quarter ended March 31, 1999 the Company received loss information which clearly indicated that the Company would suffer larger losses than those previously implicitly reserved. This was primarily due to the emergence of two industry issues that related to extended warranty business and the deterioration of the Lloyds motor insurance market. The loss emergence on these lines of business were significantly greater than the Company and the industry would have expected in such a short time period.

  Included in the additional case reserves was a loss of $6.5 million on a property stop loss contract. This contract had an incidental auto warranty coverage component that produced a full limit loss to the contract. Also included were losses of $4.5 million on auto property damage stop loss contracts. Given the Company's recent loss experience, the Company also reviewed the assumptions used in setting incurred-but-not-reported loss reserves. These assumptions were revised to reflect both new information and a more prudent reserving philosophy which resulted in an additional $16 million of incurred-but-not-reported losses during the year ended September 30, 1999.

  In setting incurred-but-not-reported reserves the Company categorizes its loss events into two groups: large, defined as an event which generates a loss of greater than $5.0 million to the Company; and, small which is an event which generates a loss of less than $5.0 million to the Company. The change in establishing incurred-but-not-reported reserves primarily related to small events. Incurred-but-not-reported reserves for small events are derived by the use of generally accepted actuarial methods. Key assumptions used in these methods are loss development patterns and expected loss ratios for each class of business.

  For the period from March to September of 1998, the Company had used the services of outside consultants to establish loss reserves as the Company was searching for a replacement actuary. The loss assumptions used by the consultants relied more heavily on industry information, such as benchmark loss ratios, than on Company specific information. This approach is believed to produce reasonable estimates where sufficient company specific information is not readily available or where company information lacks credibility because of its immaturity or other reasons.

  The new information used by the Company to reassess incurred but not reported loss reserves was derived from LaSalle's detailed analysis of operations and actual historical results, which produced a set of LaSalle specific expected loss ratios. These expected loss ratios, in some cases, were significantly higher than those being used by the consultant. Although those expected loss ratios were not manifestly unreasonable there was room for a difference of opinion on the expected loss ratios. The Company took the prudent view that the Company specific information had high credibility and, consequently, increased the reserves to those implied by our expected loss ratios.

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

  Underwriting expenses as a percentage of net premiums earned were 17.5% for the year ended September 30, 1999 compared to 14.6% for the year ended
September 30, 1998. The increase in the ratio of 2.9% was primarily due to the increased amount of amortized ceded reinsurance that reduced net premiums earned. Underwriting expenses as a percentage of gross premiums earned were 15.5% for the year ended September 30, 1999 compared to 14.1% for the year ended September 30, 1998.

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

  The Company's losses per Common Share were $(0.60) for the year ended September 30, 1999 compared to earnings per Common Share of $2.99 for the year ended September 30, 1998. Losses per Common Share assuming dilution were $(0.60) for the year ended September 30, 1999 compared to earnings per Common Share of $2.68 for the year ended September 30, 1998.

  Subsequent to the issuance of the Company's 1999 consolidated financial statements, the Company's management determined that, for purposes of the calculation of earnings per common share, the exchangeable non-voting shares of Lasalle Re are not considered to be outstanding common shares of the Company, but for purposes of calculating consolidated diluted EPS, should be considered among the potential common shares of the Company. As a result earnings per common share and earnings per common share - assuming dilution for the years ended September 30, 1999, 1998 and 1997 have been restated from the amounts previously reported. The exchangeable non-voting shares have been excluded from the weighted average number of common shares for purposes of calculating earnings per common share, and the shares, when dilutive, have been included in the adjusted weighted average number of common shares outstanding for purposes of calculating earnings per common share - assuming dilution. See Note 2(p) of Notes to Consolidated Financial Statements.

Year Ended September 30, 1998 Compared with Year Ended September 30, 1997

  Gross premiums written decreased 9.4% to $155.3 million for the year ended September 30, 1998 from $171.4 million for the year ended September 30, 1997. The table below summarizes the Company's gross premiums written by line of business (expressed in millions of dollars).

                                                             Year ended       Year ended
                                                             ----------       ----------
                                                           September 30,    September 30,       Change
                                                           -------------    ------------        ------
                                                               1998              1997
                                                               ----              ----
      Reinsurance segment:
      U.S. property catastrophe..........................        $ 55.2            $ 71.6        $(16.4)
      International property catastrophe.................          49.0              73.1         (24.1)
                                                                 ------            ------        ------
      Total property catastrophe.........................         104.2             144.7         (40.5)
      Other lines........................................          30.0              22.9           7.1
      Reinstatements, adjustments and no claims
       bonuses...........................................           0.1             (10.3)         10.4
                                                                 ------            ------        ------
                                                                  134.3             157.3         (23.0)
      Lloyd's segment:
      LaSalle Re Capital.................................         21.00              14.1           6.9
                                                                 ------            ------        ------
      Total gross premiums written.......................        $155.3            $171.4        $(16.1)
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

  The following table sets forth the Company's combined ratios for the years ended September 30, 1998 and 1997:

                                                      September 30,    September 30,
                                                      -------------    -------------
                                                          1998             1997
                                                          ----             ----
            Loss and loss expense ratio............            61.8%            19.0%
            Expense ratio..........................            20.4%            23.6%
            Combined ratio.........................            82.2%            42.6%

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

  Earnings per Common Share were $2.99 for the year ended September 30, 1998 and $6.02 for the year ended September 30, 1997. Earnings per Common Share assuming dilution were $2.68 for the year ended September 30, 1998 and $5.14 for the year ended September 30, 1997.


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

  Operating activities provided net cash of $19.2 million for the year ended September 30, 1999 and $96.0 million for the year ended September 30, 1998. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds these payments from cash flows from operations and sales of investments.

  As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and investments. As of September 30, 1999, 75.7% of its total assets were held in cash and investments, which totaled $556.9 million. Short term investments were $177.2 million at September 30, 1999 compared to $72.9 million at September 30, 1998. The increase was a result of the Company's current investment strategy of selling longer maturity bonds and reinvesting the proceeds in money market instruments, a move designed to protect the total returns on the portfolio in an increasing yield environment. This has reduced the modified average duration of the portfolio from 3.1 years at September 30, 1998 to 1.8 years at September 30, 1999.

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

  Reinsurance balances receivable were $93.2 million at September 30, 1999 compared to $86.8 million at September 30, 1998. The increase was due to the inclusion of reinsurance balances receivable related to the business written by LaSalle Re Capital. At September 30, 1999, these receivable balances were $46.0 million compared to $28.1 million as at September 30, 1998. Given the three-year accounting methodology utilized by Lloyd's, these balances will not be received until after the year 2000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          LASALLE RE HOLDINGS LIMITED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                   Page
                                                                                                   ----
                                                                                                  Number
                                                                                                  ------
INDEPENDENT AUDITORS' REPORTS..................................................................     10K-33

CONSOLIDATED BALANCE SHEETS....................................................................     10K-35

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME.................................     10K-36

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY.....................................     10K-37

CONSOLIDATED STATEMENTS OF CASH FLOWS..........................................................     10K-38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................................     10K-39

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

     As discussed in Note 2(p), the accompanying 1999 financial statements have been restated.

Hamilton, Bermuda                            DELOITTE & TOUCHE
November 5, 1999
(July 13, 2000 as to Note 2(p))

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

     As disclosed in Note 2(p), the accompanying 1998 and 1997 financial statements have been restated.

                                             KPMG
                                             Chartered Accountants

Hamilton, Bermuda
October 26, 1998
Except as to Note 2(p) which is as of July 13, 2000.

                          LASALLE RE HOLDINGS LIMITED

                          CONSOLIDATED BALANCE SHEETS

                    Years ended September 30, 1999 and 1998
  (Expressed in thousands of United States Dollars, except share and per share data)


                                                                                1999         1998
                                                                            ------------  -----------
Assets
Investments held as available for sale at fair value.......................    $363,825      $521,476
  (amortized cost 1999:$369,179; 1998: $503,531
Short term investments at fair value.......................................     177,228        72,919
                                                                               ---------     --------
Total investments..........................................................     541,053       594,395
Cash and cash equivalents..................................................      15,923        12,362
Accrued investment income..................................................      10,075        11,056
Reinsurance balances receivable............................................      93,163        86,779
 (related party 1999: $(72); 1998: $8,729)
Deferred acquisition costs.................................................      11,911        13,444
Prepaid reinsurance premiums...............................................      17,310         7,584
Outstanding losses recoverable from reinsurers.............................       9,100             0
 (related party 1999: $4,100; 1998: $0)
Other assets...............................................................      37,572        31,670
                                                                               --------      --------
Total assets...............................................................    $736,107      $757,290
                                                                               ========      ========

Liabilities
Outstanding losses and loss expenses.......................................    $146,552      $ 97,942
Unearned premiums..........................................................      77,049        83,119
Other liabilities..........................................................      37,254        29,241
 (related party 1999: $8,202; 1998: $3,831)
Dividend payable...........................................................           0        11,366
                                                                               --------      --------
Total liabilities..........................................................     260,855       221,668
                                                                               --------      --------
Minority interest..........................................................      93,055       105,569
                                                                               --------      --------

Shareholders' equity
Share capital authorized in the aggregate 100,000,000 shares,
  par value $1 Preferred shares............................................       3,000         3,000
 (par value $1, liquidation preference $25 per share, issued &
  outstanding, 3,000,000 Series A Preferred Shares)
Common shares..............................................................      15,600        15,179
 (par value $1 issued & outstanding, 1999: 15,600,262;
  1998: 15,178,791)
Additional paid in capital.................................................     293,709       295,578
Accumulated other comprehensive income.....................................      (4,113)       13,838
Deferred compensation......................................................        (516)            0
Retained earnings..........................................................      74,517       102,458
                                                                               --------      --------
Total shareholders' equity.................................................     382,197       430,053
                                                                               --------      --------
Total liabilities, minority interest and shareholders' equity..............    $736,107      $757,290
                                                                               ========      ========

          See accompanying notes to consolidated financial statements

                          LASALLE RE HOLDINGS LIMITED

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                 Years ended September 30, 1999, 1998 and 1997
 (Expressed in thousands of United States Dollars, except share and per share data)

                                                                           1999          1998          1997
                                                                       ------------  ------------  ------------
Revenues
Premiums written.....................................................     $139,010      $155,316      $171,386
 (related party 1999: $8,369; 1998: $16,917; 1997: $21,408)
Premiums ceded.......................................................      (28,191)       (7,815)       (7,693)
                                                                          --------      --------      --------
 (related party 1999: $8,091; 1998: $0; 1997: $0)
Net premiums written.................................................      110,819       147,501       163,693
Change in unearned premiums and prepaid reinsurance premiums.........       15,796         7,119           240
                                                                          --------      --------      --------
Net premiums earned..................................................      126,615       154,620       163,933
Net investment income................................................       33,847        34,288        33,109
Net realized gains on investments....................................          615         5,575           555
Other income.........................................................            0            63           188
 (related party 1999: $0; 1998: $63; 1997: $188)

Total revenues.......................................................      161,077       194,546       197,785
                                                                          --------      --------      --------

Expenses
Losses and loss expenses incurred....................................      131,147        95,539        31,199
 (net of recoveries of $11,085; 1998 & 1997: $0)
Underwriting expenses................................................       22,219        22,661        26,018
 (related party 1999: $3,769; 1998: $6,318; 1997: $9,857)
Operational expenses.................................................       11,358         8,932        12,656
 (related party 1999: $0; 1998: $44; 1997: $6,212)
Corporate expenses...................................................          788           517         1,770
Interest expense.....................................................        1,714         1,881         1,678
Exchange (gains) losses..............................................         (470)         (216)        2,996
                                                                          --------      --------      --------
Total expenses.......................................................      166,756       129,314        76,317
                                                                          --------      --------      --------
(Loss)/income before minority interest...............................       (5,679)       65,232       121,468
Minority interest....................................................       (2,845)       13,426        24,391
                                                                          --------      --------      --------
Net (loss)/income....................................................     $ (2,834)     $ 51,806      $ 97,077

Other comprehensive income
Unrealized (losses) gains on securities..............................     $ (9,638)     $ 12,715      $  3,592
Less: reclassification adjustments for (gains) losses included
  in net (loss)/income                                                    $ (8,313)     $   (912)     $    304
                                                                          --------      --------      --------
Total other comprehensive (loss)/income..............................      (17,951)       11,803         3,896
                                                                          --------      --------      --------
Comprehensive (loss)/income..........................................     $(20,785)     $ 63,609      $100,973
                                                                          ========      ========      ========
(Loss)/earnings per common share-as restated.........................       $(0.60)        $2.99         $6.02
                                                                          ========      ========      ========
(Loss)/earnings per common share-assuming dilution-as restated.......       $(0.60)        $2.68         $5.14
                                                                          ========      ========      ========

          See accompanying notes to consolidated financial statements

                          LASALLE RE HOLDINGS LIMITED


          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                 Years ended September 30, 1999, 1998 and 1997

              (Expressed in thousands of United States Dollars,
                       except share and per share data)


                                                              1999          1998          1997
                                                          ------------  ------------  ------------
Preferred shares par value $1
Balance at beginning and end of year....................     $  3,000      $  3,000      $  3,000
                                                             ========      ========      ========
Common shares par value $1
Balance at beginning of year............................     $ 15,179      $ 15,074      $ 14,398
Issuance of shares......................................          732           155             1
Share repurchase........................................         (317)          (50)       (3,704)
Exercise of share options...............................            6             0             0
Change in minority interest.............................            0             0         4,379
                                                             --------      --------      --------
Balance at end of year..................................     $ 15,600      $ 15,179      $ 15,074
                                                             ========      ========      ========
Additional paid in capital
Balance at beginning of year............................     $295,578      $299,964      $221,968
Issuance of shares......................................        1,398         1,490        70,177
Share repurchase........................................         (779)         (790)      (44,990)
Change in minority interest.............................       (1,068)       (3,274)       54,664
Equity put option premium...............................       (1,420)       (1,812)       (1,855)
                                                             --------      --------      --------
Balance at end of year..................................     $293,709      $295,578      $299,964
                                                             ========      ========      ========
Accumulated other comprehensive income
Balance at beginning of year............................     $ 13,838      $  2,035      $ (1,861)
Unrealized (loss)/gain in year..........................      (17,886)       11,851         4,354
Change in minority interest.............................          (65)          (48)         (458)
                                                             --------      --------      --------
Balance at end of year..................................     $ (4,113)     $ 13,838      $  2,035
                                                             ========      ========      ========
Deferred compensation
Issuance of shares......................................     $ (1,092)     $      0      $      0
Amortization............................................          576             0             0
                                                             --------      --------      --------
Balance at end of year..................................     $   (516)     $      0      $      0
                                                             ========      ========      ========
Retained earnings
Balance at beginning of year............................     $102,458      $105,153      $ 72,943
Net (loss)/income.......................................       (2,834)       51,806        97,077
Common share dividends..................................      (17,543)      (44,641)      (44,860)
 (1999: $1.125; 1998: $3.00; 1997: $2.84 per share)
Preferred share dividends...............................       (6,563)       (6,563)       (2,807)
 (1999: $2.19; 1998: $2.19; 1997: $0.94 per share)
Share repurchase........................................         (204)         (719)      (33,807)
Exercise of share options...............................         (508)         (133)            0
Change in minority interest.............................         (289)       (2,445)       16,607
                                                             --------      --------      --------
Balance at end of year..................................     $ 74,517      $102,458      $105,153
                                                             ========      ========      ========
     Total shareholders' equity.........................     $382,197      $430,053      $425,226
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

                          LASALLE RE HOLDINGS LIMITED


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                 Years ended September 30, 1999, 1998 and 1997

              (Expressed in thousands of United States Dollars,
                       except share and per share data)


                                                                           1999           1998           1997
                                                                       -------------  -------------  -------------
Cash flows from operating activities
Net (loss)/income....................................................     $  (2,834)     $  51,806      $  97,077
Adjustments to reconcile net income to cash provided by operating activities:
  Minority interest in net (loss)/income.............................        (2,845)        13,426         24,391
  Amortization of investment premium.................................           154            813          1,725
  Net realized gains on sale of investments..........................          (615)        (5,575)          (555)
  Unrealized losses/(gains) on foreign exchange......................           193           (594)           937
Changes in:
  Accrued investment income..........................................           981          1,628          1,527
  Reinsurance balances receivable....................................        (6,354)        (6,590)       (10,495)
  Deferred acquisition costs.........................................         1,533         (1,512)        (1,468)
  Prepaid reinsurance premiums.......................................        (9,726)        (1,747)        (5,837)
  Outstanding losses recoverable from reinsurers.....................        (9,100)             0              0
  Other assets.......................................................        (5,916)        (9,156)       (20,981)
  Outstanding losses and loss expenses...............................        48,403         52,218         (4,242)
  Unearned premiums..................................................        (6,070)        (5,372)         5,596
  Other liabilities..................................................        11,387          6,613         10,968
                                                                          ---------      ---------      ---------
Cash provided by operating activities................................        19,191         95,958         98,643
                                                                          ---------      ---------      ---------

Cash flows from investing activities
Purchase of investments..............................................      (195,935)      (427,283)      (364,989)
Net purchases of short term investments..............................      (103,947)       (18,726)        (8,150)
Proceeds on the sale of investments..................................       305,671        389,170        282,449
Proceeds on the maturity of investments..............................        24,710         35,000         79,000
                                                                          ---------      ---------      ---------
Cash provided by (applied to) investing activities...................        30,499        (21,839)       (11,690)
                                                                          ---------      ---------      ---------

Cash flows from financing activities
Net proceeds from subscriptions to share capital.....................         1,163          4,802         72,682
Payment of dividends.................................................       (44,096)       (63,267)       (54,338)
Share repurchase.....................................................        (1,346)        (1,560)      (103,442)
Equity put option premium............................................        (1,850)        (2,350)        (2,350)
                                                                          ---------      ---------      ---------
Cash applied to financing activities.................................       (46,129)       (62,375)       (87,448)
                                                                          ---------      ---------      ---------
Net increase in cash and cash equivalents............................         3,561         11,744           (495)
Cash and cash equivalents at beginning of year.......................        12,362            618          1,113
                                                                          ---------      ---------      ---------
Cash and cash equivalents at end of year.............................     $  15,923      $  12,362      $     618
                                                                          =========      =========      =========

          See accompanying notes to consolidated financial statements

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


2. Significant accounting policies

     The accompanying consolidated financial statements are prepared in accordance with United States generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The estimates

                          LASALLE RE HOLDINGS LIMITED
most susceptible to significant change are those used in determining the liability for unpaid losses and loss expenses and the amount of ultimate premiums written.


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

                          LASALLE RE HOLDINGS LIMITED

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

                          LASALLE RE HOLDINGS LIMITED

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

                          LASALLE RE HOLDINGS LIMITED

(k) Corporate expenses

     Corporate expenses are recorded on an accruals basis.

(l) Cash and cash equivalents

     For the purposes of the consolidated statements of cash flows, the Company considers money market instruments, which form part of the Company's cash management program and which have an original maturity of 90 days or less as cash and cash equivalents.

     All other money market instruments that have an original maturity of 90 days or less are disclosed as short-term investments.

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

(n) Earnings per common share

Earnings per Common Share have been calculated in accordance with SFAS 128 "Earnings per Share". Earnings per Common Share are calculated by dividing net income available to common shareholders by the weighted average number of Common Shares outstanding. Earnings per Common Share assuming dilution are computed by dividing net income available to common shareholders and the shareholders of exchangeable non-voting shares of LaSalle Re ("Exchangeable Non-Voting Shares") by the sum of the weighted average number of Common Shares and Exchangeable Non-Voting Shares outstanding together with the dilutive potential Common Shares outstanding during the period of calculation. 1997 calculations have been restated to give effect to SFAS 128.

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

                          LASALLE RE HOLDINGS LIMITED

     The AICPA issued Statement of Position, 98-7 "Deposit Accounting" which is effective for financial statements with fiscal years beginning after June 15, 1999. The Company does not expect that this standard will have a significant impact on the current financial reporting.

(p) Restatement of earnings per common share

     Subsequent to the issuance of the Company's 1999 consolidated financial statements, the Company's management determined that, for purposes of the calculation of earnings per common share, the Exchangeable Non-Voting Shares of LaSalle Re are not considered to be outstanding Common Shares of the Company but, for purposes of calculating consolidated diluted EPS, should be considered among the potential common shares of the Company. As a result, earnings per Common Share and earnings per Common Share - assuming dilution - have been restated from the amounts previously reported. The Exchangeable Non-Voting Shares have been excluded from the weighted average number of Common Shares for purposes of calculating the earnings per common share, and the shares, when dilutive, have been included in the adjusted weighted average number of Common Shares outstanding for purposes of calculating earnings per common share - assuming dilution.

                                                 1999                             1998                             1997
                                      ---------------------------      ---------------------------      ---------------------------
                                          As                               As                               As
                                      Previously                       Previously                       Previously
                                       reported       As restated       reported       As restated       reported       As restated
                                      ----------      -----------      ----------      -----------      ----------      -----------
At September 30
(Loss) earnings per common
share...........................        $(0.61)         $(0.60)           $3.06           $2.99            $5.55           $6.02
(Loss) earnings per common
share assuming dilution.........        $(0.61)         $(0.60)           $2.80           $2.68            $5.14           $5.14

(q) Reclassifications

     Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the September 30, 1999 presentation.

3. Investments and Investment Income

(a) Investments

     All fixed interest securities and short term investments are considered as available for sale. The fair values are based on quoted market prices at the reporting date for those, or similar, investments. As at September 30, 1999 and 1998, the estimated fair values and amortized cost of investments are as follows:

                                                                       Gross          Gross
                                                                       -----          -----
                                                      Amortized     Unrealized      Unrealized
                                                      ---------     ----------      ----------
     1999                                                Cost          Gains          Losses        Fair Value
     ----                                                ----          -----          ------        ----------
      U.S. government and agencies  ............       $ 95,584       $    36        $(1,530)        $ 94,090
      Non U.S. government and agencies  ........         31,041            21           (395)          30,667
      Corporate  ...............................        237,527           297         (3,761)         234,063
      Other debt  ..............................          5,027             5            (27)           5,005
                                                       --------       -------        -------         --------
                                                       $369,179       $   359        $(5,713)        $363,825
                                                       ========       =======        =======         ========


                                                                       Gross           Gross
                                                                       -----           -----
                                                      Amortized     Unrealized      Unrealized
                                                      ---------     ----------      ----------
      1998                                               Cost          Gains          Losses        Fair Value
      ----                                               ----          -----          ------        ----------
      U.S. government and agencies  ............       $134,832       $ 6,349        $     0         $141,181
      Non U.S. government and agencies  ........         37,239         1,233            (90)          38,382
      Corporate  ...............................        299,101         9,869             (3)         308,967
      Mortgage-backed securities  ..............         29,649           581              0           30,230
      Other debt  ..............................          2,710            10             (4)           2,716
                                                       --------       -------        -------         --------
                                                       $503,531       $18,042        $   (97)        $521,476
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

                          LASALLE RE HOLDINGS LIMITED

     Investments held at September 30, 1999 mature as follows:

                                                  Amortized    Fair
                                                  ---------    ----
                                                     Cost      Value
                                                     ----      -----
                 Less than one year  ..........     12,024     12,005
                 1-5 years  ...................    312,265    309,490
                 5-10 years  ..................     44,890     42,330
                                                   -------    -------
                                                   369,179    363,825
                                                   =======    =======

     The following table summarizes the composition of the fair value of available for sale securities by ratings assigned by Standard & Poor's Ratings Services or Moody's Investors Services Inc.

                                  1999        1998
                                  ----        ----
                 AAA  .........    43.3%       69.6%
                 AA  ..........    32.9%       16.9%
                 A    .........    19.0%       11.4%
                 BBB  .........     3.4%        0.0%
                 BB  ..........     1.4%        2.1%
                                  -----       -----
                                  100.0%      100.0%
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

(b) Net investment income

     Net investment income for the years ended September 30, 1999, 1998 and 1997 was derived from the following sources:

                                                                          1999         1998         1997
                                                                         -------      -------      -------
      Cash and short term investments  .............................     $ 6,477      $ 3,649      $ 4,342
      U.S. government and agencies fixed interest securities........       2,046        3,627        5,933
      Non U.S. government and agencies fixed interest
       securities...................................................       6,598        7,548        3,531
      Corporate fixed interest securities  .........................      15,836       19,784       20,456
      Mortgage-backed securities  ..................................       1,092          477            0
      Other  .......................................................       2,664          154            0
                                                                         -------      -------      -------
      Gross investment income  .....................................      34,713       35,239       34,262
      Investment expenses (Note 12)  ...............................        (866)        (951)      (1,153)
                                                                         -------      -------      -------
                                                                         $33,847      $34,288      $33,109
                                                                         =======      =======      =======

     Net realized gains (losses) comprise $4,082 realized gains and $3,467 realized losses (1998: $6,085 and $510; 1997: $1,881 and $1,326 respectively).

                          LASALLE RE HOLDINGS LIMITED

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

     The ceding of the reinsurance does not legally discharge the Company from its liability to its reinsureds, since the Company is required to pay losses and bear collection risk if the reinsurers fail to meet their obligations under the reinsurance agreements. The effect of reinsurance on premiums written and earned is as follows:

                                           1999                        1998                        1997
                                --------------------------  --------------------------  --------------------------
                                  Written        Earned       Written        Earned       Written        Earned
                                ------------  ------------  ------------  ------------  ------------  ------------
      Assumed.................     $139,010      $145,080      $155,316      $160,688      $171,386      $165,789
      Ceded...................      (28,191)      (18,465)       (7,815)       (6,068)       (7,693)       (1,856)
                                   --------      --------      --------      --------      --------      --------
      Net Premiums............     $110,819      $126,615      $147,501      $154,620      $163,693      $163,933
                                   ========      ========      ========      ========      ========      ========

5. Outstanding losses and loss expenses

     Activity in the liability for losses and loss expenses during the years ended September 30, 1999, 1998 and 1997 is summarized as follows:

                          LASALLE RE HOLDINGS LIMITED

                                                            1999            1998            1997
                                                       --------------  --------------  --------------

      Balance as of October 1........................       $ 97,942        $ 45,491        $ 49,875
                                                            --------        --------        --------
      Incurred related to:
         Current year................................         82,537          79,014          22,095
         Prior year events...........................         48,610          16,525           9,104
                                                            --------        --------        --------
                                                             131,147          95,539          31,199
                                                            --------        --------        --------
      Paid related to:
         Current year................................        (12,821)        (12,934)         (3,216)
         Prior year..................................        (78,816)        (30,154)        (32,367)
                                                            --------        --------        --------
                                                             (91,637)        (43,088)        (35,583)
                                                            --------        --------        --------
      Losses recoverable as of
      September 30...................................          9,100               0               0
                                                            --------        --------        --------
       Balance as of September 30.....................      $146,552        $ 97,942        $ 45,491
                                                            ========        ========        ========

  The prior year development in 1999 was due to several factors. Firstly, the Company increased reserves by $14,500 in respect of Hurricane Georges, which occurred in September 1998. This followed an increase in the size of the market loss. Not all loss notifications are received by the Company on a timely basis. It is not uncommon for companies engaged in the international reinsurance business to experience significant reporting lags. In order to estimate potential incurred losses for a major catastrophe event the reinsurance market has traditionally used "market loss" data combined with its underwriting observations to estimate incurred loss positions. The market loss data is derived from a number of sources depending on the location of the event. In the US, Property and Claims Services ("PCS") issue estimates of the insured property damage from a catastrophic event. Hurricane Georges occurred on September 21, 1998 and on October 7, 1998 PCS issued a preliminary estimate of the insured property damage, which was set at $2.55 billion. The Company's year-end is September 30, hence this information, together with our knowledge of our clients' market share of the loss and our participation on their contracts, was used as a basis to establish our losses incurred at that time. This estimate was subsequently increased in December 1998 which had the impact of generating an increase in losses incurred for Hurricane Georges.

  Secondly, in March 1999, the Company recorded outstanding loss reserves totaling approximately $11,000 on three stop loss contracts. These losses arose out of two industry issues relating to extended warranty business and the deterioration of the Lloyds motor insurance market. This business produced loss emergence significantly higher than both the Company and the industry would have expected. These causes could not have been reasonably anticipated when incurred but not reported losses were previously established. Thirdly, as a result of higher than previously anticipated losses on international catastrophe business, the Company strengthened its incurred but not reported losses by approximately $16,000 to reflect this trend.

  In 1998, the prior year development related to a loss reported during the year on a 1996 aggregate stop loss contract. This contract had a period of 24 months after the expiry of the contract within which to report losses. Following this notification the Company also established reserves for the 1997 renewal of this contract. The prior year development in 1997 relates primarily to an additional liability on Hurricane Fran, which occurred in September 1996.

  As at September 30, 1999, the Company's gross reserve for incurred but not reported losses was $68,665 compared to $52,200 at September 30, 1998.

                          LASALLE RE HOLDINGS LIMITED

6. Earnings per common share

  The following earnings per Common Share amounts, as restated, have been disclosed in accordance with the requirements of SFAS No. 128:

                                                                               1999                1998                1997
                                                                        ------------------  ------------------  -------------------
Net (loss)/income.....................................................        $    (2,834)        $    51,806          $    97,077
Less: Series A preferred share dividends..............................             (6,563)             (6,563)              (3,354)
                                                                              -----------         -----------          -----------
(Loss) income available to common shareholders........................        $    (9,397)        $    45,243          $    93,723
                                                                              -----------         -----------          -----------
Weighted average number of Common Shares
 outstanding..........................................................         15,628,650          15,145,112           15,567,521


(Loss) earnings per Common Share......................................        $     (0.60)        $      2.99          $      6.02
                                                                              ===========         ===========          ===========

(Loss) income available to common shareholders........................        $    (9,397)        $    45,243          $    93,723
Add back: Income attributable to minority interest....................             Note 1              Note 1               24,391
                                                                              -----------         -----------          -----------
(Loss) income available to common shareholders and holders of
 exchangeable non-voting shares.......................................        $    (9,397)        $    45,243          $   118,114
                                                                              -----------         -----------          -----------


Weighted average number of Common Shares outstanding..................         15,628,650          15,145,112           15,567,521

 Plus: incremental shares from assumed:
  exchange of exchangeable non-voting shares..........................             Note 1              Note 1            5,703,212
  exercise of options.................................................             Note 1           1,653,233            1,661,391
  exercise of stock appreciation rights...............................             Note 1              80,516               66,812
  contingently issuable shares........................................             Note 1              22,398                    0
                                                                              -----------         -----------          -----------
Adjusted weighted average number of Common Shares outstanding.........         15,628,650          16,901,259           22,998,936
                                                                              -----------         -----------          -----------


(Loss) earnings per Common Share assuming dilution....................        $     (0.60)        $      2.68          $      5.14
                                                                              ===========         ===========          ===========

  Note 1:The incremental shares from assumed exchanges of exchangeable non-voting shares, exercises of options, stock appreciation rights and contingently issuable shares have not been included in the above computation as they have an antidilutive effect on losses per Common Share.

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

                          LASALLE RE HOLDINGS LIMITED

  As discussed in Note 4, other assets also include a deposit relating to funded reinsurance.

8. Share capital and additional paid-in capital

  The authorized share capital of the Company is 100,000,000 shares of par value $1 each. This aggregate figure includes both common and preferred shares. As of September 30, 1999 and 1998, the following Common Shares have been issued and fully paid.

(a) Common shares

                                                                   1999           1998
                                                               -------------  -------------
                 Number issued and fully paid................     15,600,262     15,178,791
                 Share capital...............................    $    15,600    $    15,179
                 Additional paid in capital..................    $   223,426    $   225,295

  A holder of a common share is entitled to one vote for each share held. There are various restrictions on the ability of certain shareholders to dispose of their shares.

(b) Preferred Shares

                                                                   1999          1998
                                                               ------------  ------------
                 Number issued and fully paid................     3,000,000     3,000,000
                 Share capital...............................    $    3,000    $    3,000
                 Additional paid in capital..................    $   70,283    $   70,283

  Series A Preferred Shares have a par value of $1.00 per share and are entitled to a liquidation preference of $25.00 per share ($75,000 in total). Dividends are cumulative at 8.75% of the liquidation preference per annum (equivalent to an annual rate of $2.1875 per share). On or after March 27, 2007, these shares will be redeemable, in whole or in part, at the option of the Company at a redemption price of $25.00 per share.

(c) Catastrophe equity put

  The Company has entered into a $100 million multi-year Catastrophe Equity Put ("CatEPut") option program which enables the Company to raise up to $100 million of equity, through the issue of convertible Series B Preferred Shares to the option writers. The preferred shares can be redeemed by the Company at any time over the five years following their issue. In addition, the option writers can convert their preferred shares into Common Shares of the Company at any time after they have been outstanding for five years. Conversion is at the greater of the book value of the Company at the date of conversion or the market value of the Common Shares based on the 30-day trading average prior to conversion. The Company is obligated to pay a net option premium of $1,850 (1998: $1,850) per annum. The net option premium is charged to additional paid in capital, net of the minority's interest of $430 (1998: $424). In 1998, $422 of the option premium was payable to affiliates of shareholders of the Company.

                          LASALLE RE HOLDINGS LIMITED

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

10. Stock Incentive Compensation and Employee benefit plans

(a) Stock appreciation rights

  In consideration for entering into an employment agreement with LaSalle Re, the Company's former Chief Executive Officer and current Chairman of the Board (the ''Executive'') was granted a total of 340,872 Stock Appreciation Rights
(SARs) during 1994. Upon exercise, the SARs entitle the Executive to a cash payment equal to the value of the SARs as of the exercise date. Alternatively, at the Company's sole discretion, the SARs will entitle the Executive to either
(i) the number of Special Non-Voting Shares of LaSalle Re equal to the aggregate value of the SARs divided by the fair value of a Common Share at the exercise date, or (ii) upon payment of the base value for each SAR, the number of Special Non-Voting Shares of LaSalle Re equal to the number of SARs exercised.

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

                                                1999                      1998                    1997
                                        ---------------------    -----------------------  --------------------
                                                     Weighted                 Weighted               Weighted
                                                     --------                 --------               --------
                                          Number      average     Number       average     Number     average
                                          ------     --------     ------      --------     ------     -------
                                        of shares    Exercise    of shares    Exercise    of shares  Exercise
                                        ---------    --------    ---------    --------    ---------  --------
                                                       price                    price                  price
                                                       -----                    -----                  -----
  Outstanding--beginning of year.....      401,436      $24.96     446,436      $ 25.28     163,218     $19.25
  Granted............................      233,000      $25.11      10,000      $ 31.63     283,218     $28.75
  Exercised..........................      (19,800)     $19.25           0      $  0.00           0     $ 0.00
  Forfeited..........................     (148,200)     $27.10     (55,000)     $(28.75)          0     $ 0.00
                                          --------      ------     -------      -------     -------     ------
  Outstanding--end of year...........      466,436      $24.90     401,436      $ 24.96     446,436     $25.28
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

                          LASALLE RE HOLDINGS LIMITED

                                                                       1999        1998       1997
                                                                    -----------  ---------  ---------
Net income.........................................  As reported       $(2,834)    $51,806    $97,077
                                                     Pro forma         $(3,458)    $51,350    $96,647
Earnings per Common Share, assuming dilution.......  As reported       $ (0.60)    $  2.68    $  5.14
                                                     Pro forma         $ (0.63)    $  2.66    $  5.12

 (ii) Share awards

  Pursuant to the provisions of the Incentive Plan awards of restricted stock vest over 5 years from the date of award with 33 1/3% vested on the third anniversary date of the award date, 66 2/3% vested on the fourth anniversary date of the award and 100% vested on the fifth anniversary date of the award. However, there are 30,000 shares of restricted stock which vest ratably in two annual installments over 2 years from the date of award. During the restricted period the employee receives dividends in the form of additional shares of restricted stock. During 1999 the Company awarded 55,000 shares of restricted stock (1998:$Nil) with a value of $1,423 (1998:$Nil) to certain executive officers. At the time of the award the market value of the shares is recorded as deferred compensation and is presented as a separate component of shareholders' equity. The deferred compensation is charged to the income statement over the vesting period. For the year ended September 30, 1999 the Company charged $751 (1998 and 1997: $Nil) in respect of compensation on restricted stock awards.

  In addition, during the year ended September 30, 1999 pursuant to the Incentive Plan 1,379 (1998:Nil) Common Shares were awarded to individuals as of the fifth anniversary date of their hire. At the time of the award the market value of the shares is recorded as a compensation expense. During the year ended September 30, 1999 the Company booked a compensation expense of $28 (1998 and 1997: $Nil) on these share awards to employees.

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

                          LASALLE RE HOLDINGS LIMITED

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

                          LASALLE RE HOLDINGS LIMITED

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

                          LASALLE RE HOLDINGS LIMITED

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

13. Geographic Information

  The following table sets forth the Company's gross premiums written and the percentage thereof allocated to the zone of exposure for the years ended September 30, 1999, 1998 and 1997:

                                                         1999                    1998                      1997
                                                   -------------------    --------------------     --------------------
                                                   Premiums               Premiums                 Premiums
                                                   --------               --------                 --------
                                                   Written        %        Written        %        Written         %
                                                   -------      ------     -------      ------     ---------     ------
United States...................................    $ 60,074      53.0%     $ 64,352      48.0%     $ 75,338       44.9%
Europe (excluding the U.K.).....................       9,555       8.4%       14,477      10.7%       18,553       11.1%
United Kingdom..................................       9,772       8.6%       11,726       8.7%       15,165        9.1%
Japan...........................................       2,926       2.6%        3,166       2.4%        6,949        4.2%
Australasia.....................................       4,457       4.0%        3,263       2.5%        6,472        3.8%
Worldwide.......................................      14,068      12.4%       21,784      16.2%       20,872       12.5%
Worldwide (excluding U.S.)......................       5,399       4.8%        7,499       5.6%       12,579        7.5%
Other...........................................       7,041       6.2%        7,935       5.9%       11,628        6.9%
                                                    --------      ----      --------      ----      --------       ----
                                                     113,292       100%      134,202       100%      167,556        100%
                                                                  ====                    ====                     ====
Lloyd's.........................................      22,389                  21,039                  14,125
Fronted premiums, reinstatements, adjustment
   premiums and no claim bonuses................       3,329                      75                 (10,295)
                                                    --------                --------                --------
                                                    $139,010                $155,316                $171,386
                                                    ========                ========                ========

                          LASALLE RE HOLDINGS LIMITED

14. Segmental Reporting

  The Company has two reportable segments: reinsurance operations and Lloyds. The reinsurance segment, which is written in Bermuda, provides reinsurance for property catastrophe and for other lines of business which have similar characteristics, namely high severity and low frequency. Gross Premiums written by product type for the three years ended September 30, 1999, 1998 and 1997 were as follows:

                                                                    1999                  1998                 1997
                                                                    ----                  ----                 ----
Reinsurance segment:
Property catastrophe reinsurance:
  Excess of loss...................................               81,394                82,667              110,299
  Pro rata.........................................               11,108                21,602               34,385
Other lines of business:
  Property--risk excess and pro rata                               4,942                10,485                8,987
  Casualty.........................................                6,080                 5,707                4,019
  Space, marine and aviation.......................                5,385                 7,473                7,686
  Miscellaneous....................................                4,395                 6,271                2,180
Fronted premiums, adjustments, reinstatement
 premiums and no claims bonuses....................                3,317                    71              (10,295)
                                                                --------              --------             --------

Total Gross Premiums written.......................              116,621               134,276              157,261
Change in unearned premium and
 amortized ceded reinsurance.......................               (2,513)               11,132                3,990
                                                                --------              --------             --------

Reinsurance revenues                                            $114,108              $145,408             $161,251
                                                                --------              --------             --------

  The Lloyd's segment is written in London, through LaSalle Re Corporate Capital Ltd., which provides capital support to selected Lloyd's syndicates. The lines of business written by the selected syndicates include direct and facultative property insurance, marine insurance and reinsurance, professional indemnity, directors and officers insurance and bankers blanket bond business. An analysis of the Company's gross premiums written by geographic zone of exposure is detailed in note 13 to the consolidated financial statements. It is not practicable to produce a geographic analysis by product revenues. Except as disclosed in note 12 (a) to the consolidated financial statements the Company has no customers who provide 10% or more of segmental revenues.

  Data for both segments for the three years ended September 30, 1999, 1998 and 1997 was as follows:

                          LASALLE RE HOLDINGS LIMITED

1999                                             Reinsurance      Lloyd's         Total
----                                             -----------      -------         -----
Gross Premiums written                               $116,621       $22,389       $139,010
                                                     --------       -------       --------

Reinsurance revenues                                  114,108        12,507        126,615
Investment income                                      33,081           766         33,847
Realized investment gains                                 615             0            615
                                                     --------       -------       --------
Total revenues................................        147,804        13,273        161,077
Loss before minority interest.................         (2,090)       (3,589)        (5,679)

Assets........................................        677,573        58,534        736,107

Losses & loss expense ratio...................          105.5%         86.4%         103.6%
Expense ratio.................................           24.1%         48.5%          26.5%
                                                     --------       -------       --------
Combined ratio................................          129.6%        134.9%         130.1%
                                                     --------       -------       --------

1998
----

Gross Premiums written                               $134,276       $21,039       $155,316
                                                     --------       -------       --------

Reinsurance revenues                                  145,408         9,212        154,620
Investment income                                      33,980           308         34,288
Realized investment gains                               5,575             0          5,575
Other revenues                                             63             0             63
                                                     --------       -------       --------

Total revenues................................        185,026         9,520        194,546
Income before minority interest...............         64,757           475         65,232

Assets........................................        720,624        36,666        757,290

Losses & loss expense ratio...................           62.3%         54.4%          61.8%
Expense ratio.................................           19.0%         43.8%          20.4%
                                                     --------       -------       --------
Combined ratio................................           81.3%         98.2%          82.2%
                                                     --------       -------       --------

                          LASALLE RE HOLDINGS LIMITED

1997
----
Gross Premiums written                               $157,261       $14,125       $171,386
                                                     --------       -------       --------

Reinsurance revenues                                  161,251         2,682        163,933
Investment income                                      33,072            37         33,109
Realized investment gains                                 555             0            555
Other revenues                                            188             0            188
                                                     --------       -------       --------
Total revenues................................        195,066         2,719        197,785
Income (loss) before minority interest........        121,683          (215)       121,468

Assets........................................        669,004        17,084        686,088

Losses & loss expense ratio...................           18.3%         62.1%          19.0%
Expense ratio.................................           23.2%         44.7%          23.6%
                                                     --------       -------       --------
Combined ratio................................           41.5%        106.8%          42.6%
                                                     --------       -------       --------

15. Commitments and contingencies

(a) Leasing commitments

  The Company has rented space for its principal executive offices under lease agreements, which expire in 2001. Total rental expense for the year ended September 30, 1999 was approximately $328 (1998: $269; 1997: $Nil). Future minimum rental payments under the leases are expected to be as follows:

                 Year ending September 30, 2000.................    $299
                 Year ending September 30, 2001.................     105
                                                                    ----
                 Total minimum future rentals...................    $404
                                                                    ====

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

(c) Concentration of credit risk

  The Company has investment guidelines which restrict investments in securities below an ''AA'' grade rating to 20% of the total portfolio and only 10% of the total portfolio including managed cash and cash equivalents, can be invested in ''BBB'' grade rating. The Company is allowed to invest up to $10,000 in risk based investments and these bonds may carry a rating below ''BBB''. In addition, the guidelines restrict investments in a single issuer to no greater than 5% of the market value of the portfolio (except for U.S. and U.K. Government issues) and, with respect to country of issue, to no greater than 25% of the market value of the portfolio, except for U.S. and supernational borrowers.

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

16. Credit facility

  The Company has in place a $100 million committed line of credit from a syndicate of banks. The proceeds from the credit facility may only be used to buy preferred shares of LaSalle Re that, in turn, may use the proceeds of such purchase to meet current cash requirements. The facility matures December 1, 2000, and is secured by a pledge (''legal mortgage'') of all the capital stock of LaSalle Re held by the Company, including any preferred shares that may be issued by LaSalle Re to the Company.

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

                          LASALLE RE HOLDINGS LIMITED

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

                          LASALLE RE HOLDINGS LIMITED

19. Unaudited quarterly financial data

  Year ended September 30, 1999

                                                                First       Second       Third      Fourth
                                                                -----       ------       -----      ------
                                                               Quarter     Quarter      Quarter     Quarter
                                                               -------     -------      -------     -------
  Net premiums earned.......................................    $35,130     $ 38,055     $32,068     $21,362
  Net investment income and realized gains (losses).........     10,146        8,222       8,691       7,403
  Losses and loss expenses incurred (net of recoveries).....     30,586       50,204      24,789      25,568
  Net income (loss) (before minority interest)..............      6,859      (13,727)      5,458      (4,269)
  Earnings (loss) per common share--assuming dilution--
  as previously reported....................................    $  0.25     $  (0.76)    $  0.19     $ (0.29)
  Earnings (loss) per common share--assuming dilution--
  as restated...............................................    $  0.25     $  (0.76)    $  0.19     $ (0.31)


Year ended September 30, 1998

                                                                First     Second      Third      Fourth
                                                                -----     ------      -----      ------
                                                               Quarter    Quarter    Quarter     Quarter
                                                               -------    -------    -------     -------
  Net premiums earned.......................................    $37,919    $41,906    $42,053     $32,742
  Net investment income and realized gains (losses).........      8,856     10,196      9,247      11,564
  Losses and loss expenses incurred (net of recoveries).....      8,698     19,938     23,607      43,296
  Net income (loss) (before minority interest)..............     29,679     22,023     18,173      (4,643)
  Earnings (loss) per common share--assuming dilution--
  as previously reported....................................    $  1.34    $  0.97    $  0.78     $ (0.33)
  Earnings (loss) per common share--assuming dilution--
  as restated...............................................    $  1.34    $  0.97    $  0.78     $ (0.40)

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 The following documents are filed as a part of this report:

 (a) Financial Statements and Schedules:

     1. Financial Statements

        See Index to Financial Statements on page 10K-32 of this report, which is incorporated herein by reference.

     2. Financial Statement Schedules:

        Schedule II - Condensed financial information of the registrant is filed with this document. All other schedules have been omitted since the required information is presented elsewhere in this report or is not applicable.

     3. Exhibits

        See Index to Exhibits on pages 10K-62 to 10K-66 of this report, which is incorporated herein by reference.

 (b) Reports on Form 8-K:

     The following report on Form 8-K was filed during the quarter ended September 30, 1999:

        Item Reported                                  Date of Report

        Changes in Registrant's Certifying Accountant  October 25, 1999

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

        Schedule II - Condensed Financial Information of the Registrant

                          LaSalle Re Holdings Limited
                                 Balance Sheet
                             (Parent LaSalle Only)
                            (dollars in thousands)

                                                       September 30,
                                                     1999         1998
Assets:

Investments in consolidated subsidiaries          $85,110        $84,710
                                                  =======        =======

Liabilities

Inter Company accounts                              8,002          6,990

Shareholders equity                                77,108         77,720
                                                  -------        -------
Total liabilities and shareholders equity         $85,110        $84,710
                                                  =======        =======

        Schedule II - Condensed Financial Information of the Registrant

                          LaSalle Re Holdings Limited
                               Income Statement
                             (Parent LaSalle Only)
                            (dollars in thousands)

                                            For the year ended September 30,
                                            1999         1998          1997
Dividend income                            $24,106     $51,204        $47,667
Other income                                 1,000       1,000          1,000
                                           -------     -------        -------
Total revenues                              25,106      52,204         48,667
                                           -------     -------        -------

Operational expenses                         1,506       1,246          1,555
Corporate expenses                             788         517          1,770
Interest payable                               211         215            208
                                           -------     -------        -------
Total expenses                               2,505       1,978          3,533
                                           -------     -------        -------
Net Income                                 $22,601     $50,226        $45,134
                                           =======     =======        =======

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bermuda, on the 22nd day of August, 2000.


                              LaSalle Re Holdings Limited


                              /s/ Guy D. Hengesbaugh
                              By  Name: Guy D. Hengesbaugh
                                  Title: President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 22nd day of August, 2000.

           Signature                                 Title
-------------------------------           ----------------------------

    /s/ Victor H. Blake*              Chairman and Director
-------------------------------
        Victor H. Blake

  /s/ Guy D. Hengesbaugh              President, Chief Executive Officer and
-------------------------------       Director (Principal executive officer)
      Guy D. Hengesbaugh

    /s/ Clare E. Moran                Senior Vice President, Treasurer and
-------------------------------       Interim Chief Financial Officer (Principal
        Clare E. Moran                financial and accounting officer)


/s/ William J. Adamson, Jr.*          Director
-------------------------------
    William J. Adamson, Jr.

   /s/ Michael A. Conway*             Director
-------------------------------
       Michael A. Conway

   /s/ Robert V. Deutsch*             Director
-------------------------------
       Robert V. Deutsch

 /s/ Clement S. Dwyer, Jr.*           Director
-------------------------------
     Clement S. Dwyer, Jr.

 /s/ Donald P. Koziol, Jr.*           Director
-------------------------------
     Donald P. Koziol, Jr.

   /s/ Peter J. Rackley*              Director
-------------------------------
       Peter J. Rackley

*By:  /s/ Clare E. Moran
    ---------------------------
          Clare E. Moran
         Attorney-in-fact

                               INDEX TO EXHIBITS


Exhibit
-------
Number                  Description                                   Method of Filing
-------        ------------------------------               ------------------------------------------------
 3.1           Memorandum of Association                    Incorporated by reference to Exhibit 3.1 to
                                                            Registration Statement on Form S-1 (No. 33-97304)

 3.2           Bye-Laws                                     Incorporated by reference to Exhibit 3.2 to Form
                                                            10-Q for the quarterly period ended March 31,
                                                            1998 (File No. 1-12823)

10.1           Excess Ownership Agreement dated November    Incorporated by reference to Exhibit 10.3 to
               27, 1995 among the Company, LaSalle Re and   Form 10-Q for the quarterly period ended December
               the Founding Shareholders                    31, 1995 (File No. 0-27216)

10.2           Amended and Restated Shareholders            Incorporated by reference to Exhibit 10.1 to
               Agreement dated November 27, 1995 among      Form 10-Q for the quarterly period ended December
               the Company, LaSalle Re and the Founding     31, 1995 (File No. 0-27216)
               Shareholders

10.3           Amended and Restated Option Agreement        Incorporated by reference to Exhibit 10.2 to
               Dated November 27, 1995 among the            Form 10-Q for the quarterly period ended December
               Company, LaSalle Re and certain of the       31, 1995 (File No. 0-27216)
               Founding Shareholders

10.4           Conversion Agreement dated November 27,      Incorporated by reference to Exhibit 10.4 to
               1995 among the Company, LaSalle Re and       Form 10-Q for the quarterly period ended December
               holders of Exchangeable Non-Voting Shares    31, 1995 (File No. 0-27216)

10.5           Underwriting Support Services Agreement      Incorporated by reference to Exhibit 10.7 to
               Dated October 1, 1998 among LaSalle Re,      Form 10-K for the fiscal year ended September 30,
               CRSC and CNA Bermuda                         1998 (File No. 1-12823)

10.6           Amended and Restated Investment              Incorporated by reference to Exhibit 10.8 to
               Management Agreement dated September 21,     Registration Statement on Form S-1 (No. 333-14861)
               1995 among the Company, LaSalle Re and Aon
               Advisors

10.7           Second Amended and Restated Employment       (1)
               Agreement dated as of July 1, 1999 between
               Victor H. Blake and LaSalle Re

10.8           Employment Agreement dated October 1, 1998   Incorporated by reference to Exhibit 10.12 to
               between Guy D. Hengesbaugh and LaSalle Re    Form 10-K for the fiscal year ended September
                                                            30, 1998 (File No. 1-12823)

10.9           Employment Agreement dated October 1, 1998   Incorporated by reference to Exhibit 10.13 to
               between Andrew Cook and LaSalle Re           Form 10-K for the fiscal year ended September
                                                            30, 1998 (File No. 1-12823)

10.10          Employment Agreement dated March 1, 1999          (1)
               between Robert P. Cuthbert and LaSalle Re

10.11          Separation Agreement dated May 1, 1999            (1)
               between Robert P. Cuthbert and LaSalle Re

10.12          Employment Agreement dated October 1, 1998        (1)
               between Mark C. Stockton and LaSalle Re

10.13          LaSalle Re Holdings Limited 1996 Long-Term        Incorporated by reference to Exhibit 10.13 to
               Incentive Plan                                    Registration Statement on Form S-1
                                                                 (No. 333-14861)

10.14          First Amendment to LaSalle Re Holdings            Incorporated by reference to Exhibit 4.4 to
               Limited 1996 Long-Term Incentive Plan, dated      Registration Statement on Form S-8
               September 25, 1997                                (No. 333-38653)

10.15          Second Amendment to LaSalle Re Holdings           Incorporated by reference to Exhibit 10.16 to
               Limited 1996 Long-Term Incentive Plan, dated      Form 10-K for the fiscal year ended September
               September 25, 1998                                30, 1998 (File No. 1-12823)

10.16          LaSalle Re Holdings Limited Employee Stock        Incorporated by reference to Exhibit 10.14 to
               Purchase Plan                                     Registration Statement on Form S-1
                                                                 (No. 333-14861)

10.17          First Amendment to LaSalle Re Holdings            Incorporated by reference to Exhibit 4.4 to
               Limited Employee Stock Purchase Plan, dated       Registration Statement on Form S-8
               September 25, 1997                                (No. 333-38655)

10.18          Second Amendment to LaSalle Re Holdings           Incorporated by reference to Exhibit 10.19 to
               Limited Employee Stock Purchase Plan, dated       Form 10-K for the fiscal year ended September
               September 25, 1998                                30, 1998 (File No. 1-12823)

10.19          Third Amendment to LaSalle Re Holdings            Incorporated by reference to Exhibit 10.4 to
               Limited Employee Stock Purchase Plan, dated       Form 10-Q for the quarterly period ended March 31,
               February 26, 1999                                 1999 (File No. 1-12823)

10.20          Credit Agreement dated as of December 1,         Incorporated by reference to Exhibit 10.9 to
               1995 among the Company, several banks and         Form 10-Q for the quarterly period ended December
               Chemical Bank, as administrative agent            31, 1995 (File No. 0-27216)

10.21          First Amendment, dated September 25, 1996,        Incorporated by reference to Exhibit 10.12 to
               among the Company, several banks and Chase        Registration Statement on Form S-1 (No. 333-14861)
               Manhattan Bank as administrative agent, to
               Credit Agreement dated as of December 1,
               1995 among the Company, several banks and
               Chemical Bank, as administrative agent

10.22          Second Amendment, dated March 13, 1997,           Incorporated by reference to Exhibit 10.30 to
               among the Company, several banks and Chase        Form 10-K for the fiscal year ended
               Manhattan Bank as administrative agent, to,       September 30, 1997 (File No. 1-12823)
               Credit Agreement dated as of December 1,
               1995 among the Company, several banks and
               Chemical Bank, as administrative agent

10.23          Third Amendment, dated March 16, 1998,            Incorporated by reference to Exhibit 10.1 to
               among the Company, several banks and Chase        Form 10-Q for the quarterly period ended March 31,
               Manhattan Bank as administrative agent, to        1998 (File No. 1-12823)
               Credit Agreement dated as of December 1,
               1995 among the Company, several banks and
               Chemical Bank, as administrative agent

10.24          Waiver dated as of April 1, 1999, among the       Incorporated by reference to Exhibit 10.1 to
               Company, several banks and Chase Manhattan        Form 10-Q for the quarterly period ended March 31,
               Bank as administrative agent, to Credit           1999 (File No. 1-12823)
               Agreement dated as of December 1, 1995
               among the Company, several banks and
               Chemical Bank, as administrative agent.

10.25          Catastrophe Equity Securities Issuance Option     Incorporated by reference to Exhibit 10.31 to
               Agreement, dated as of July 1, 1997 between       Form 10-K for the fiscal year ended September
               the Company on the one hand and European          30, 1997 (File No. 1-12823)
               Reinsurance Company of Zurich, Allianz
               Aktiengesellschaft, Continental Casualty
               Company and CIC-Hilldale, Inc. on the other
               hand

10.26          Quota Share Arrangement, dated as of April 1,     Incorporated by reference to Exhibit 10.2 to
               1999, between LaSalle Re and Continental          Form 10-Q for the quarterly period ended March 31,
               Casualty Company                                  1999 (File No. 1-12823)

10.27          Quota Share Treaty between CNA International      Incorporated by reference to Exhibit 10.17 to
               Reinsurance Company Limited and LaSalle Re        Registration Statement on Form S-1 (No. 333-14861)
               in respect of 1994 underwriting year of account
               (London office)

10.28          Quota Share Treaty between CNA International      Incorporated by reference to Exhibit 10.18 to
               Reinsurance Company Limited and LaSalle Re        Registration Statement on Form S-1 (No. 333-14861)
               in respect of 1995 underwriting year of account
               (London office)

10.29          Quota Share Treaty between CNA International      Incorporated by reference to Exhibit 10.19 to
               Reinsurance Company Limited and LaSalle Re        Registration Statement on Form S-1 (No. 333-14861)
               in respect of 1996 underwriting year of account
               (London office)

10.30          Quota Share Treaty between CNA International      Incorporated by reference to Exhibit 10.27 to
               Reinsurance Company Limited and LaSalle Re        Form 10-K for the fiscal year ended September
               in respect of 1997 underwriting year of account   30, 1997 (File No. 1-12823)
               (London office)

10.31          Quota Share Treaty between CNA International      Incorporated by reference to Exhibit 10.27 to
               Reinsurance Company Limited and LaSalle Re        Form 10-K for the fiscal year ended September
               in respect of 1998 underwriting year of account   30, 1998 (File No. 1-12823)
               (London office)

10.32          Quota Share Treaty between CNA International      (1)
               Reinsurance Company Limited and LaSalle Re
               in respect of 1999 underwriting year of account
               (London office)

10.33          Quota Share Treaty between CNA International      Incorporated by reference to Exhibit 10.20 to
               Reinsurance Company Limited and LaSalle Re        Registration Statement on Form S-1 (No. 333-14861)
               in respect of 1994 underwriting year of account
               (Amsterdam office)

10.34          Quota Share Treaty between CNA International      Incorporated by reference to Exhibit 10.21 to
               Reinsurance Company Limited and LaSalle Re        Registration Statement on Form S-1 (No. 333-14861)
               in respect of 1995 underwriting year of account
               (Amsterdam office)

10.35          Quota Share Treaty between CNA International      Incorporated by reference to Exhibit 10.22 to
               Reinsurance Company Limited and LaSalle Re        Registration Statement on Form S-1 (No. 333-14861)
               in respect of 1996 underwriting year of account
               (Amsterdam office)

10.36          Quota Share Treaty between CNA International      Incorporated by reference to Exhibit 10.28 to
               Reinsurance Company Limited and LaSalle Re        Form 10-K for the fiscal year ended September
               in respect of 1997 underwriting year of account   30, 1997 (File No. 1-12823)
               (Amsterdam office)

10.37          Quota Share Treaty between CNA International      Incorporated by reference to Exhibit 10.28 to
               Reinsurance Company Limited and LaSalle Re        Form 10-K for the fiscal year ended September
               in respect of 1998 underwriting year of account   30, 1998 (File No. 1-12823)
               (Amsterdam office)

10.38          Quota Share Treaty between CNA International      (1)
               Reinsurance Company Limited and LaSalle Re
               in respect of 1999 underwriting year of account
               (Amsterdam office)

10.39          LMX Quota Share Retrocessional Agreement          Incorporated by reference to Exhibit 10.23 to
               between Continental Casualty Company and          Registration Statement on Form S-1 (No. 333-14861)
               LaSalle Re for the 1995 underwriting year of
               Account

10.40          LMX Quota Share Retrocessional Agreement          Incorporated by reference to Exhibit 10.24 to
               between Continental Casualty Company and          Registration Statement on Form S-1 (No. 333-14861)
               LaSalle Re for the 1996 underwriting year of
               Account

10.41          LMX Quota Share Retrocessional Agreement          Incorporated by reference to Exhibit 10.29 to
               between Continental Casualty Company and          Form 10-K for the fiscal year ended September
               LaSalle Re for the 1997 underwriting year of      30, 1997 (File No. 1-12823)
               Account

10.42          LMX Quota Share Retrocessional Agreement          Incorporated by reference to Exhibit 10.38 to
               between Continental Casualty Company and          Form 10-K for the fiscal year ended September
               LaSalle Re for the 1998 underwriting year of      30, 1998 (File No. 1-12823)
               Account

10.43          LMX Quota Share Retrocessional Agreement          (1)
               between Continental Casualty Company and
               LaSalle Re for the 1999 underwriting year of
               Account

12.1           Statement re computation of ratio of earnings to  (1)
               combined fixed charges and preferred share
               dividends

16.1           Letter re change in certifying accountant         Incorporated by reference to Exhibit 16 to Form
                                                                 8-K filed on October 28, 1999 (File No. 1-12823)


21.1           Subsidiaries of the Registrant                    Incorporated by reference to Exhibit 21.1 to
                                                                 Registration Statement on Form S-1 (No. 333-14861)


23.1           Consent of KPMG                                   Filed with this document

23.2           Consent of Deloitte & Touche                      Filed with this document

27.1           Financial Data Schedule                           (1)

(1) Filed with the Company's initial filing of its Annual Report on Form 10-K for the fiscal year ended September 30, 1999.