Form 10-Q/A
period 1999-12-31
LASALLE RE HOLDINGS LTD
filed 2000-08-23
CIK 1001384

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-Q/A

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999
                                              -----------------

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-12823
                                               -------


                          LaSalle Re Holdings Limited
            (Exact name of registrant as specified in its charter)


                  Bermuda                                Not applicable
     ---------------------------------              ------------------------
      (State or other jurisdiction of                    (IRS Employer
             incorporation or                        Identification Number)
               organization)

        Continental Building, 25 Church Street, Hamilton HM12, Bermuda
        --------------------------------------------------------------
                   (Address of principal executive offices)


                                 441-292-3339
                                 ------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] Not applicable [_]


The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of July 6, 2000 was 15,624,699.

================================================================================

                          LaSalle Re Holdings Limited
                              INDEX TO FORM 10-Q

                        PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

ITEM 1.   Unaudited Consolidated Financial Statements

          Consolidated Balance Sheets
          December 31, 1999 and September 30, 1999........................   3

          Consolidated Statements of Operations and Comprehensive Income
          Three Months ended December 31, 1999 and 1998...................   4

          Consolidated Statements of Changes in Shareholders' Equity
          Three Months ended December 31, 1999 and 1998...................   5

          Consolidated Statements of Cash Flows
          Three Months ended December 31, 1999 and 1998...................   6

          Notes to Unaudited Consolidated Financial Statements............   7

ITEM 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition...................   10


                          PART II - OTHER INFORMATION

Signatures................................................................   16

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

                          Consolidated Balance Sheets
(Expressed in thousands of United States Dollars, except share and per share data)
                                   Unaudited

----------------------------------------------------------------------------------------------------------
                                                                 December 31, 1999      September 30, 1999
Assets
Investments held as available for sale at fair value                     $ 411,706               $ 363,825
(amortized cost $421,546 : $369,179)
Short term investments at fair value                                       128,021                 177,228
                                                                    --------------         ---------------
Total investments                                                          539,727                 541,053
Cash and cash equivalents                                                   19,864                  15,923
Accrued investment income                                                   12,215                  10,075
Reinsurance balances receivable                                             78,424                  93,163
Deferred acquisition costs                                                   8,470                  11,911
Prepaid reinsurance premiums                                                11,137                  17,310
Outstanding losses recoverable from reinsurers                              17,776                   9,100
Other assets                                                                38,555                  37,572
                                                                    --------------         ---------------

Total assets                                                             $ 726,168               $ 736,107
                                                                    ==============         ===============

Liabilities
Reserve for losses and loss expenses                                     $ 190,352               $ 146,552
Unearned premium reserve                                                    49,895                  77,049
Other liabilities                                                           37,055                  37,254
Dividend payable                                                                 0                       0
                                                                    --------------         ---------------

Total liabilities                                                          277,302                 260,855
                                                                    --------------         ---------------

Minority interest                                                           86,906                  93,055
                                                                    --------------         ---------------

Shareholders' equity
Share capital authorised in the aggregate 100,000,000
  shares, par value $1
Preferred shares
  (issued & outstanding, 3,000,000 Series A
   preferred shares par value $1,
   liquidation preference $25 per share)                                     3,000                   3,000
Common shares
  (issued & outstanding, 15,603,652 : 15,600,262 par value $1)              15,604                  15,600
Additional paid in capital                                                 293,305                 293,709
Accumulated other comprehensive income
  Unrealized loss on investments                                            (7,542)                 (4,113)
Deferred compensation                                                         (447)                   (516)
Retained earnings                                                           58,040                  74,517
                                                                    --------------         ---------------
Total shareholders' equity                                                 361,960                 382,197
                                                                    --------------         ---------------

Total liabilities, minority interest and
shareholders' equity                                                     $ 726,168               $ 736,107
                                                                    ==============         ===============


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

________________________________________________________________________________

                                                    Three Months Ended
                                               December 31,    December 31,
                                                   1999           1998
Revenues

Gross premiums written                           $10,307          $11,811
Premiums ceded                                      (897)            (983)
                                               ---------        ---------
Net premiums written                               9,410           10,828
Change in unearned premiums                       20,981           24,302
                                               ---------        ---------
Net premiums earned                               30,391           35,130

Net investment income                              8,588            7,954
Net realized gains on investments                      0            2,192
                                               ---------        ---------
Total revenues                                    38,979           45,276
                                               ---------        ---------

Expenses

Net losses and loss expenses incurred             46,642           30,586
Underwriting expenses                              6,812            5,664
Operational expenses                               3,599            2,436
Corporate expenses                                 1,383               71
Interest expense                                     346              465
Exchange loss (gain)                                  28             (805)
                                               ---------        ---------
Total expenses                                    58,810           38,417
                                               ---------        ---------


(Loss) income before minority interest           (19,831)           6,859
Minority interest                                 (4,990)           1,155
                                               ---------        ---------
Net (loss) income                                (14,841)           5,704

Other comprehensive income

Unrealized (losses) gains on securities           (3,429)          (3,945)
Less: reclassification adjustments
      for (losses) included in net income              0           (2,057)
                                               ---------        ---------
Total other comprehensive (loss) income           (3,429)          (6,002)
                                               ---------        ---------
Comprehensive (loss) income                     ($18,270)          ($ 298)
                                               =========        =========
(Loss) earnings per common share -
  as restated                                     ($1.06)         $  0.26
                                               =========        =========

(Loss) earnings per common share -
  assuming dilution - as restated                 ($1.06)         $  0.25
                                               =========        =========

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

________________________________________________________________________________

                                                    Three Months Ended
                                               December 31,     December 31,
                                                   1999            1998

Preferred shares par value $1
Balance at beginning and end of period          $  3,000          $  3,000
                                               =========         =========
Common shares par value $1
Balance at beginning of period                  $ 15,600          $ 15,179
Exercise of share options                              0                 6
Issue of shares                                        4               660
Share repurchase                                       0               (65)
                                               ---------         ---------
Balance at end of period                        $ 15,604          $ 15,780
                                               =========         =========

Additional paid in capital
Balance at beginning of period                  $293,709          $295,578
Issue of shares                                       55               427
Share repurchase                                       0            (1,015)
Change in minority interest                           10             2,145
Equity put option premium                           (469)                0
                                               ---------         ---------
Balance at end of period                        $293,305          $297,135
                                               =========         =========

Accumulated other comprehensive income
Balance at beginning of period                  $ (4,113)         $ 13,838
Unrealized (loss) profit in period                (3,429)           (6,135)
Change in minority interest                            0               133
                                               ---------         ---------
Balance at end of period                        $ (7,542)         $  7,836
                                               =========         =========

Deferred compensation
Balance at beginning of period                  $   (516)         $      0
Amortization                                          69                 0
Change in minority interest                            0                 0
                                               ---------         ---------
Balance at end of period                        $   (447)         $      0
                                               =========         =========

Retained earnings
Balance at beginning of period                  $ 74,517          $102,458
Net Income                                       (14,841)            5,704
Common share dividends                                 0            (5,916)
Preferred share dividends                         (1,641)           (1,641)
Exercise of share options                              0              (509)
Share repurchase                                       0              (272)
Change in minority interest                            5               992
                                               ---------         ---------
Balance at end of period                        $ 58,040          $100,816
                                               =========         =========
Total shareholders' equity                      $361,960          $424,567
                                               =========         =========

     See accompanying notes to unaudited consolidated financial statements

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Cash Flows
               (Expressed in thousands of United States Dollars)
                                   Unaudited

________________________________________________________________________________

                                                          Three Months Ended
                                                      December 31,  December 31,
                                                        1999          1998
Cash flows from operating activities

Net (loss) income                                      ($14,841)    $ 5,704

Adjustments to reconcile net income to
cash provided by operating activities:
  Minority interest in net income                        (4,990)      1,155
  Amortization of investment premium                       (692)        190
  Net gain on sale of investments                             0      (2,192)
  Unrealized loss on foreign exchange                       193          10
Changes in:
  Accrued investment income                              (2,139)       (929)
  Reinsurance balances receivable                        14,770      19,702
  Deferred acquisition costs                              3,441       3,313
  Prepaid reinsurance premiums                            6,172       1,682
  Outstanding losses recoverable from reinsurers         (8,676)          0
  Other assets                                           (1,000)     (3,960)
  Reserve for losses and loss expenses                   43,593       2,676
  Unearned premium reserve                              (27,154)    (25,985)
  Other liabilities                                        (199)     (4,894)
                                                       --------    --------
Cash provided by operating activities                     8,478      (3,528)
                                                       --------    --------

Cash flows from investing activities

Purchase of investments                                 (62,430)    (69,707)
Proceeds on the sale of investments                      10,000     103,478
Net purchase (sale) of short term assets                 49,980     (14,878)
                                                       --------    --------
Cash (applied to) provided by investing activities       (2,450)     18,893
                                                       --------    --------

Cash flows from financing activities

Issue of shares                                              23       1,165
Dividends paid                                           (1,641)    (16,384)
Share repurchases                                             0      (1,346)
Equity put option premium                                  (469)       (660)
                                                       --------    --------
Cash applied to financing activities                     (2,087)    (17,225)
                                                       --------    --------
Net increase/(decrease) in cash and cash
 equivalents                                              3,941      (1,860)

Cash and cash equivalents at beginning of period         15,923      12,362
                                                       --------    --------
Cash and cash equivalents at end of period              $19,864     $10,502
                                                       ========    ========

          See accompanying notes to consolidated financial statements

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
 (Expressed in thousands of United States Dollars, except share and per share data)

________________________________________________________________________________

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

2. Earnings per Common Share

Subsequent to the issuance of the Company's 1999 consolidated financial statements, the Company's management determined that for purposes of the calculation of earnings per common share, the exchangeable non voting shares of LaSalle Re are not considered to be outstanding common shares of the company. As a result, earnings per common share and earnings per common share - assuming dilution have been restated from the amounts previously reported. The exchangeable non-voting shares have been removed from the calculation of weighted average number of common shares but the dilutive effect has been included in the adjusted weighted average number of common shares outstanding.

The following earnings per Common Share have been disclosed in accordance with the requirements of SFAS No. 128:

                                                                      Three months ended
                                                                        December 31,
                                                                    1999             1998
                                                                    ----             ----

Net (loss)/income............................................   $    (14,841)   $      5,704
Less: Series A preferred share dividends.....................         (1,641)         (1,641)
                                                                ------------    ------------
(Loss) income available to common shareholders...............   $    (16,482)   $      4,063
                                                                ------------    ------------
Weighted average number of Common Shares
outstanding:.................................................     15,603,503      15,346,215

(Loss) earnings per Common Share.............................   $      (1.06)   $       0.26
                                                                ============    ============
(Loss) income available to common shareholders...............        (16,482)   $      4,063
Add back: Income attributable to minority  interest..........         Note 1           1,155
                                                                ------------    ------------
(Loss) income available to common shareholders and holders of
exchangeable non-voting shares...............................   $    (16,482)   $      5,218
                                                                ------------    ------------

Weighted average number of Common Shares outstanding.........     15,603,503      15,346,215
     Plus: incremental shares from assumed:
          exchange of exchangeable non voting shares.........         Note 1       4,472,646
          exercise of options................................         Note 1         874,603
          exercise of stock appreciation rights..............         Note 1          65,818
          contingently issuable shares.......................         Note 1         100,623
                                                                ------------    ------------
Adjusted weighted average number of Common Shares outstanding     15,603,503      20,859,905
                                                                ------------    ------------
(Loss) earnings per Common Share assuming dilution...........   $      (1.06)   $       0.25
                                                                ============    ============

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
 (Expressed in thousands of United States Dollars, except share and per share data)

________________________________________________________________________________

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

3.       Reinsurance

The effect of reinsurance on premiums written and earned is as follows:

                      Three months ended            Three months ended
                      December 31, 1999             December 31, 1998
                      -----------------             -----------------

                   Written          Earned          Written       Earned
                   -------          ------          -------       ------

Assumed          $   10,307     $    37,460       $    11,811    $ 37,796

Ceded                  (897)         (7,069)             (983)     (2,666)
                  -----------     -----------      -----------    --------
Net premiums     $    9,410     $    30,391       $    10,828    $ 35,130
                  ===========     ===========      ===========    ========

4.       Segmental Reporting

     The Company has two reportable segments: reinsurance operations and Lloyds. The reinsurance segment provides reinsurance for property catastrophe and for other lines of business which have similar characteristics, namely high severity and low frequency. The Lloyd's segment is written through LaSalle Re Corporate Capital Ltd., which provides capital support to selected Lloyd's syndicates. The lines of business written by the selected syndicates include direct and facultative property insurance, marine insurance and reinsurance, professional indemnity, directors and officers insurance and bankers blanket bond business. Data for the three months ended December 31, 1999 and 1998 is as follows:

                                               Three Months Ended
                                                December 31, 1999
                                                -----------------
                                     Reinsurance        Lloyd's          Total
                                     -----------        -------          -----

Gross premiums written                 $7,025           $3,282          $10,307
                                       ------           ------          -------

Reinsurance revenues                   27,362            3,029           30,391
Investment income                       8,492               96            8,588
Realized investment gains                   0                0                0
                                       ------           ------          -------
Total revenues                         35,854            3,125           38,979
                                       ------            -----           ------

Loss before minority interest         (18,566)          (1,265)         (19,831)

Assets                                667,098           59,070          726,168

Loss and loss expense ratio             160.2%            93.0%           153.5%
Expense ratio                            32.3%            52.1%            34.3%
Combined ratio                          192.5%           145.1%           187.8%

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
 (Expressed in thousands of United States Dollars, except share and per share data)

________________________________________________________________________________

                                           Three Months Ended
                                            December 31, 1998
                                            -----------------
                                     Reinsurance    Lloyd's       Total
                                     -----------    --------      -----

Gross premiums written                 $8,295       $3,516       $11,811
                                      -------      -------       -------

Reinsurance revenues                   32,345        2,785        35,130
Investment income                       7,850          104         7,954
Realized investment gains               2,192            0         2,192
                                      -------      -------       -------
Total revenues                         42,387        2,889        45,276
                                      -------      -------       -------

Profit before minority interest         6,556          303         6,859

Assets                                672,022       38,735       710,757

Loss and loss expense ratio              90.4%        48.9%         87.1%
Expense ratio                            21.3%        44.0%         23.1%
Combined ratio                          111.7%        92.9%        110.2%

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

The Company's losses per share were ($1.06) for the quarter ended December 31, 1999 compared to earnings per share of $0.26 for the quarter ended December 31, 1998. Losses per share assuming dilution were ($1.06) for the quarter ended December 31, 1999 compared with earnings per share assuming dilution of $0.25 for the quarter ended December 31, 1998.


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

Operating activities produced a net cash inflow of $8.4 million for the quarter ended December 31, 1999 compared to a net cash outflow of $3.5 million for the quarter ended December 31, 1998. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

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

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

At December 31, 1999, the liability for unpaid losses and loss expenses was $190.4 million compared to a liability of $146.6 million at September 30, 1999. During the quarter ended December 31, 1999, the Company established significant reserves for the storms that hit northwest Europe. At December 31, 1999 the Company had recorded loss reserves of $21.5 million in respect of the business underwritten by LaSalle Re Capital which, given the three-year accounting methodology, these loss reserves will only start to be paid by the Company during the year 2000.

Other liabilities remained consistent at $37.1 million as at December 31, 1999 compared with $37.3 million at September 30, 1999.

On December 1, 1999, the Company paid a dividend of $.5469 per share to holders of record of Series A preferred shares on November 1, 1999. As of December 31, 1999, dividends due but not yet paid on the Series A preferred shares amounted to $0.5 million.

In accordance with the terms of certain reinsurance contracts, the Company has posted letters of credit in the amount of $22.6 million, as compared to $21.6 million as of September 30, 1999, to support outstanding loss reserves. In connection with LaSalle Re Capital's support of three Lloyd's syndicates, the Company posted letters of credit in the amount of $15.8 million (equivalent to (pound)9.8 million). In addition, in connection with a swap agreement, the Company has posted a letter of credit of $3.0 million. All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of the outstanding letters of credit.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

ITEM 5.   OTHER INFORMATION.
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits - The following exhibits were filed with the Company's initial filing of its Quarterly Report on Form 10-Q for the quarter ended December 31, 1999:

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

     3.2 Bye-Laws (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-12823)).

     10.1 Amended and Restated Employment Agreement dated October 1, 1999 between Guy D. Hengesbaugh and LaSalle Re.

     10.2 Employment Agreement dated October 1, 1998 between Clare Moran and LaSalle Re.

     10.3 Amendment, dated June 1, 1999, of Employment Agreement between Clare Moran and LaSalle Re.

     10.4 Termination, effective as of July 1, 1999, of Catastrophe Equity Securities Issuance Option Agreement, dated as of July 1, 1997 between the Company on the one hand and European Reinsurance Company of Zurich, Allianz Aktiengesellschaft, Continental Casualty Company and CIC-Hilldale, Inc. on the other hand.

     10.5 Catastrophe Equity Securities Issuance Option Agreement, dated as of July 1, 1999 between the Company on the one hand and European Reinsurance Company of Zurich and Allianz Risk Transfer on the other hand.

     27    Financial Data Schedule.

(b) Reports on Form 8-K--

     The following report on Form 8-K was filed during the quarter ended December 31, 1999:

     Item Reported                       Date of Report

     LaSalle Re Holdings Limited and     December 19, 1999
     Trenwick Group to Merge

                           LaSalle Re Holdings Limited
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 22, 2000                        LASALLE RE HOLDINGS LIMITED
                                             /s/ Guy D. Hengesbaugh
                                             ----------------------
                                             Name: Guy D. Hengesbaugh
                                             Title: President & Chief Executive
                                                    Officer


Date: August 22, 2000                        /s/ Clare E. Moran
                                             ------------------
                                             Name: Clare E. Moran
                                             Title: Interim Chief Financial
                                                    Officer & Treasurer

--------------------------------------------------------------------------------