Form 10-Q/A
period 2000-03-31
LASALLE RE HOLDINGS LTD
filed 2000-08-23
CIK 1001384

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

                        Commission File Number 1-12823
                                               -------



                          LaSalle Re Holdings Limited
            (Exact name of registrant as specified in its charter)



                  Bermuda                                   Not applicable
      -------------------------------                --------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_]No


The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of July 6, 2000, was 15,624,699

================================================================================

================================================================================


                          LaSalle Re Holdings Limited
                              INDEX TO FORM 10-Q

                        PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1.   Unaudited Consolidated Financial Statements.

          Consolidated Balance Sheets
          March 31, 2000 and September 30, 1999............................    3

          Consolidated Statements of Operations and Comprehensive Income
          Three Months and Six Months ended March 31, 2000 and 1999........    4

          Consolidated Statements of Changes in Shareholders' Equity
          Three Months and Six Months ended March 31, 2000 and 1999........    5

          Consolidated Statements of Cash Flows
          Six Months ended March 31, 2000 and 1999.........................    6

          Notes to Unaudited Consolidated Financial Statements.............    7

ITEM 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition....................   11


                        PART II - FINANCIAL INFORMATION

Signatures................................................................    23

================================================================================

                          LaSalle Re Holdings Limited

                          Consolidated Balance Sheets
 (Expressed in thousands of United States Dollars, except share and per share data)
                                   Unaudited

================================================================================

                                                                              March 31, 2000           September 30, 1999
Assets
Fixed maturity investments held as available for sale at fair value                $ 425,223                    $ 363,825
(amortized cost $433,828 : $369,179)
Short term investments at fair value                                                 135,373                      177,228
                                                                                   ---------                    ---------
Total investments                                                                    560,596                      541,053
Cash and cash equivalents                                                             16,063                       15,923
Accrued investment income                                                             11,772                       10,075
Reinsurance balances receivable                                                      107,234                       93,163
Deferred acquisition costs                                                            13,621                       11,911
Prepaid reinsurance premiums                                                          20,571                       17,310
Outstanding losses recoverable from reinsurers                                        13,789                        9,100
Other assets                                                                          33,555                       37,572
                                                                                   ---------                    ---------

Total assets                                                                       $ 777,201                    $ 736,107
                                                                                   =========                    =========

Liabilities
Reserve for losses and loss expenses                                               $ 212,534                    $ 146,552
Unearned premium reserve                                                              80,600                       77,049
Other liabilities                                                                     54,292                       37,254
                                                                                   ---------                    ---------

Total liabilities                                                                    347,426                      260,855
                                                                                   ---------                    ---------

Minority interest                                                                     82,441                       93,055
                                                                                   ---------                    ---------
Shareholders' equity
Share capital authorized in the aggregate 100,000,000
  shares, par value $1
Preferred shares
  (issued and outstanding, 3,000,000 Series A
  preferred shares par value $1,
  liquidation preference $25 per share)                                                3,000                        3,000
Common shares
  (issued and outstanding, 15,610,348 :15,600,262 par value $1)                       15,610                       15,600
Additional paid in capital                                                           293,112                      293,709
Accumulated other comprehensive income                                                (6,608)                      (4,113)
Retained earnings                                                                     42,597                       74,517
Deferred compensation                                                                   (377)                        (516)

                                                                                   ---------                    ---------
Total shareholders' equity                                                           347,334                      382,197
                                                                                   ---------                    ---------
Total liabilities, minority interest and
shareholders' equity                                                               $ 777,201                    $ 736,107
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

================================================================================

                                                              Three Months Ended                      Six Months Ended
                                                     March 31, 2000     March 31, 1999       March 31, 2000       March 31, 1999
Revenues

Gross premiums written                                    $  65,166           $ 88,631            $  75,473            $ 100,442
Premiums ceded                                              (16,683)           (16,465)             (17,580)             (17,448)
                                                     --------------     --------------       --------------       --------------

Net premiums written                                         48,483             72,166               57,893               82,994
Change in unearned premiums                                 (21,271)           (34,111)                (290)              (9,809)
                                                     --------------     --------------       --------------       --------------

Net premiums earned                                          27,212             38,055               57,603               73,185

Net investment income                                         8,936              8,824               17,524               16,778
Net realized (losses) gains on investments                   (2,224)              (602)              (2,224)               1,590

                                                     --------------     --------------       --------------       --------------

Total revenues                                               33,924             46,277               72,903               91,553
                                                     --------------     --------------       --------------       --------------
Expenses

Net losses and loss expenses incurred                        43,546             50,204               90,188               80,790
Underwriting expenses                                         5,089              6,305               11,901               11,969
Operational expenses                                          3,187              2,407                6,786                4,843
Corporate expenses                                              452                236                1,835                  307
Interest expense                                                305                439                  651                  904
Exchange (gain) loss                                           (170)               413                 (142)                (392)
                                                     --------------     --------------       --------------       --------------

Total expenses                                               52,409             60,004              111,219               98,421
                                                     --------------     --------------       --------------       --------------

Loss before minority interest                               (18,485)           (13,727)             (38,316)              (6,868)
Minority interest                                            (4,676)            (3,401)              (9,666)              (2,246)
                                                     --------------     --------------       --------------       --------------

Net loss                                                    (13,809)           (10,326)             (28,650)              (4,622)

Other comprehensive income

Unrealized losses on securities                                (520)            (3,483)              (3,217)              (6,368)
Less: reclassification adjustments for gains
      (losses) included in net loss                           1,454             (1,314)                 722               (4,431)
                                                     --------------     --------------       --------------       --------------

Total other comprehensive income (loss)                         934             (4,797)              (2,495)             (10,799)
                                                     --------------     --------------       --------------       --------------

Comprehensive loss                                         ($12,875)          ($15,123)            ($31,145)            ($15,421)
                                                     ==============     ==============       ==============       ==============

Loss per common share - as restated                          ($0.99)            ($0.76)              ($2.05)              ($0.51)
                                                     ==============     ==============       ==============       ==============

Loss per common share - assuming dilution -
      as restated                                            ($0.99)            ($0.76)              ($2.05)              ($0.51)
                                                     ==============     ==============       ==============       ==============

See accompanying notes to unaudited consolidated financial statements

================================================================================

                                                    LaSalle Re Holdings Limited

                                    Consolidated Statements of Changes in Shareholders' Equity
                        (Expressed in thousands of United States Dollars, except share and per share data)
                                                             Unaudited
------------------------------------------------------------------------------------------------------------------------------------



                                                        Three Months Ended                           Six Months Ended
                                                March 31, 2000     March 31, 1999           March 31, 2000    March 31, 1999
Preferred shares par value $1
Balance at beginning and end of period           $  3,000          $  3,000                 $  3,000          $  3,000
                                                 ========          ========                 ========          ========

Common shares par value $1
Balance at beginning of period                   $ 15,604          $ 15,780                 $ 15,600          $ 15,179
Exercise of share options                               0                 0                        0                 6
Issue of shares                                         6                 3                       10               663
Share repurchase                                        0                 0                        0               (65)
                                                 --------          --------                 --------          --------
Balance at end of period                         $ 15,610          $ 15,783                 $ 15,610          $ 15,783
                                                 ========          ========                 ========          ========

Additional paid in  capital
Balance at beginning of period                   $293,305          $297,135                 $293,709          $295,578
Issue of shares                                       101               114                      155               232
Share repurchase                                        0                 0                        0               309
Change in minority interest                            23                 0                       34            (1,015)
Equity put option premium                            (317)                0                     (786)            2,145
                                                 --------         ---------                 --------          --------
Balance at end of period                         $293,112         $ 297,249                 $293,112          $297,249
                                                 ========         =========                 ========          ========

Accumulated other comprehensive income
Balance at beginning of period                   $ (7,542)        $   7,836                 $ (4,113)         $ 13,838
Unrealized profit (loss) in period                    934            (4,797)                  (2,495)          (10,932)
Change in minority interest                             0                 0                        0               133
                                                 --------         ---------                 --------         ---------
Balance at end of period                         $ (6,608)        $   3,039                 $ (6,608)        $   3,039
                                                 ========         =========                 ========         =========

Deferred compensation
Balance at beginning of period                    $  (447)         $      0                 $   (516)         $      0
Amortization                                           70                 0                      139                 0
Change in minority interest                             0                 0                        0                 0
                                                  -------          --------                 --------          --------
Balance at end of period                          $  (377)         $      0                 $   (377)         $      0
                                                  =======          ========                 ========          ========

Retained earnings
Balance at beginning of period                    $58,040          $100,816                 $ 74,517          $102,458
Net loss                                          (13,809)          (10,326)                 (28,650)           (4,622)
Common share dividends                                  0            (5,910)                       0           (11,825)
Preferred share dividends                          (1,640)           (1,641)                  (3,281)           (3,283)
Exercise of share options                               0                 0                        0              (509)
Share repurchase                                        0                 0                        0              (272)
Change in minority interest                             6                 0                       11               992
                                                  -------          --------                 --------          --------
Balance at end of period                         $ 42,597          $ 82,939                 $ 42,597          $ 82,939
                                                 ========          ========                 =========         ========


Total shareholders' equity                       $347,334          $402,010                 $347,334          $402,010
                                                 ========          ========                 =========         ========

See accompanying notes to unaudited consolidated financial statements


--------------------------------------------------------------------------------

                                        LaSalle Re Holdings Limited

                                   Consolidated Statements of Cash Flows
                               (Expressed in thousands of United States Dollars)
                                                   Unaudited
-------------------------------------------------------------------------------------------------------------------

                                                                                   Six Months Ended
                                                                         March 31, 2000       March 31, 1999
Cash flows from operating activities

Net loss                                                                 ($28,650)             ($4,622)

Adjustments to reconcile net income to
cash provided by operating activities:
   Minority interest in net income                                         (9,666)              (2,246)
   Amortization of investment premium                                      (1,186)                 280
   Net gain on sale of investments                                          2,224               (1,590)
   Unrealized loss (gain) on foreign exchange                                (748)                 387
Changes in:
   Accrued investment income                                               (1,697)               2,214
   Reinsurance balances receivable                                        (14,324)             (30,352)
   Deferred acquisition costs                                              (1,709)              (2,929)
   Prepaid reinsurance premiums                                            (3,261)             (12,236)
   Outstanding losses recoverable from reinsurers                          (4,689)                   0
   Other assets                                                             4,018               (5,965)
   Reserve for losses and loss expenses                                    67,064               22,108
   Unearned premium reserve                                                 3,551               22,045
   Other liabilities                                                       16,956               20,941
                                                                        ---------            ---------
Cash provided by operating activities                                      27,883                8,035
                                                                        ---------            ---------

Cash flows from investing activities

Purchase of investments                                                  (153,823)            (107,545)
Proceeds on the sale of investments                                        86,898              199,655
Net purchase (sale) of short term investments                              43,093              (74,769)
                                                                        ---------            ---------
Cash (applied to) provided by investing activities                        (23,832)              17,341
                                                                        ---------            ---------

Cash flows from financing activities

Issue of shares                                                               156                  637
Dividends paid                                                             (3,281)             (25,619)
Share repurchases                                                               0               (1,346)
Equity put option premium                                                    (786)                   0
                                                                        ---------            ---------
Cash applied to financing activities                                       (3,911)             (26,328)
                                                                        ---------            ---------

Net increase (decrease) in cash and cash equivalents                          140                 (952)

Cash and cash equivalents at beginning of period                           15,923               12,362
                                                                        ---------            ---------
Cash and cash equivalents at end of period                              $  16,063            $  11,410
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

The following earnings per Common Share have been disclosed in accordance with the requirements of SFAS 128:


                                                                   Three months ended                  Six months ended
                                                                 3/31/00          3/31/99          3/31/00          3/31/99
                                                               -----------      -----------      -----------      -----------
Net (loss).................................................    $   (13,809)     $   (10,326)     $   (28,650)     $    (4,622)
Less: Series A preferred share dividends...................         (1,640)          (1,641)          (3,281)          (3,282)
                                                               -----------      -----------      -----------      -----------
(Loss) income available to common shareholders.............    $   (15,449)     $   (11,967)     $   (31,931)     $    (7,904)
                                                               -----------      -----------      -----------      -----------
Weighted average number of Common Shares
outstanding:...............................................     15,609,993       15,782,845       15,606,712       15,563,311

(Loss) earnings per Common Share...........................    $     (0.99)     $     (0.76)     $     (2.05)     $     (0.51)
                                                               ===========      ===========      ===========      ===========

(Loss) income available to common shareholders.............    $   (15,449)     $   (11,967)     $   (31,931)     $    (7,904)
Add back: Income attributable to minority interest.........         Note 1           Note 1           Note 1           Note 1
                                                               -----------      -----------      -----------      -----------
(Loss) income available to common shareholders and
 holders of exchangeable non-voting shares.................    $   (15,449)     $   (11,967)     $   (31,931)     $    (7,904)
                                                               -----------      -----------      -----------      -----------

Weighted average number of Common Shares
outstanding................................................     15,609,993       15,782,845       15,606,712       15,563,311
     Plus: incremental shares from assumed:
          exchange of exchangeable non voting
          shares...........................................         Note 1           Note 1           Note 1           Note 1
          exercise of options..............................         Note 1           Note 1           Note 1           Note 1
          exercise of stock appreciation rights............         Note 1           Note 1           Note 1           Note 1
          contingently issuable shares.....................         Note 1           Note 1           Note 1           Note 1
                                                               -----------      -----------      -----------      -----------
Adjusted weighted average number of Common
Shares outstanding.........................................     15,609,993       15,782,845       15,606,172       15,563,311
                                                               -----------      -----------      -----------      -----------
(Loss) earnings per Common Share assuming dilution.........    $     (0.99)     $     (0.76)     $     (2.05)     $     (0.51)
                                                               ===========      ===========      ===========      ===========

  Note 1: The incremental shares from assumed exchanges of exchangeable non-voting shares, exercises of options, stock appreciation rights and contingently issuable shares have not been included in the above computation as they have an antidilutive effect on losses per Common Share.

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

             Notes to Unaudited Consolidated Financial Statements
 (Expressed in thousands of United States Dollars, except share and per share data)

--------------------------------------------------------------------------------


3.    Reinsurance

The effect of reinsurance on premiums written and earned is as follows:

                         Three Months Ended           Three Months Ended
                            March 31, 2000               March 31, 1999
                        Written        Earned        Written        Earned

Assumed             $     65,166   $    34,461   $     88,631   $    40,602
Ceded                    (16,683)       (7,249)       (16,465)       (2,547)
                      ----------       -------        -------       -------

Net Premiums        $     48,483   $    27,212   $     72,166   $    38,055
                       =========       =======        =======       =======

                          Six Months Ended            Six Months Ended
                            March 31, 2000              March 31, 1999
                         Written       Earned        Written        Earned

Assumed             $     75,473   $    71,922   $    100,442   $    78,398
Ceded                    (17,580)      (14,319)       (17,448)       (5,213)
                      ----------     ---------      ---------       -------

Net Premiums        $     57,893   $    57,603   $     82,994   $    73,185
                      ==========     =========      =========       =======


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

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
 (Expressed in thousands of United States Dollars, except share and per share data)

--------------------------------------------------------------------------------

                                           Three Months Ended
                                             March 31, 1999
                                      Reinsurance    Lloyd's     Total

Gross premiums written                   $ 82,642    $ 5,989   $ 88,631
Total revenues                             42,574      3,703     46,277
Loss before minority interest             (10,861)    (2,866)   (13,727)
Assets                                    725,124     49,695    774,819

Loss and loss expense ratio                 130.4%     146.8%     131.9%
Expense ratio                                20.9%      42.8%      22.9%
Combined ratio                              151.3%     189.6%     154.8%

                                                Six Months Ended
                                                 March 31, 2000
                                      Reinsurance    Lloyd's     Total

Gross premiums written                   $ 65,419    $10,054   $ 75,473
Total revenues                             65,696      7,207     72,903
Loss before minority interest             (32,455)    (5,861)   (38,316)
Assets                                    709,095     68,106    777,201

Loss and loss expense ratio                 158.2%     144.5%     156.6%
Expense ratio                                30.6%      45.9%      32.4%
Combined ratio                              188.8%     190.4%     189.0%

                                                Six Months Ended
                                                 March 31, 1999
                                      Reinsurance    Lloyd's     Total

Gross premiums written                   $ 90,937    $ 9,505   $100,442
Total revenues                             84,961      6,592     91,553
Loss before minority interest              (4,304)    (2,564)    (6,868)
Assets                                    725,124     49,695    774,819

Loss and loss expense ratio                 111.1%     103.2%     110.4%
Expense ratio                                21.1%      43.3%      23.0%
Combined ratio                              132.2%     146.5%     133.4%

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

The following table sets forth the Company's combined ratios for the quarters March 31, 2000 and 1999:

                                     March 31, 2000       March 31, 1999
                              -------------------------------------------------
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

The following table sets forth the Company's combined ratios for the six months ended March 31, 2000 and 1999:

                                March 31, 2000            March 31, 1999
                              --------------------------------------------
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

Operating activities provided net cash of $27.9 million for the six months ended March 31, 2000 and $8.0 million for the six months ended March 31, 1999. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

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

In accordance with the terms of certain reinsurance contracts, the Company posted letters of credit in the aggregate amount of $21.5 million as of March 31, 2000 compared to $21.3 million as of September 30, 1999 to support outstanding loss reserves. In connection with LaSalle Re Capital's support of three Lloyd's syndicates, with effect from January 1, 1997 the Company posted letters of credit in the aggregate amount of $15.6 million (equivalent to (Pounds)9.8 million). In addition, in connection with a swap agreement, the Company has posted a letter of credit of $3.0 million. All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of the outstanding letters of credit.

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

--------------------------------------------------------------------------------

          3.2 Bye-Laws (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-12823)).

          27 Financial Data Schedule (Filed with the Company's initial filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

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



Date:   August 22, 2000       /s/ Guy D. Hengesbaugh
        ---------------       ----------------------
                              Name:  Guy D. Hengesbaugh
                              Title: President & Chief Executive Officer



Date:   August 22, 2000       /s/ Clare E. Moran
        ---------------       ------------------
                              Name:  Clare E. Moran
                              Title: Interim Chief Financial Officer & Treasurer

--------------------------------------------------------------------------------