Form 10-QT
period 1999-12-31
LASALLE RE HOLDINGS LTD
filed 2000-11-02
CIK 1001384

--------------------------------------------------------------------------------


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-Q/T

[_]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999
                                              -----------------

                                       OR

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-12823
                                               -------

                          LaSalle Re Holdings Limited
             (Exact name of registrant as specified in its charter)



                 Bermuda                           Not applicable
    -----------------------------------  ----------------------------------
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

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

                             INDEX TO FORM 10-Q/T

                        PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1.   Unaudited Consolidated Financial Statements

          Consolidated Balance Sheets
          December 31, 1999 and September 30,1999.......................    3

          Consolidated Statements of Operations and Comprehensive Income
          Three Months ended December 31, 1999 and 1998.................    4

          Consolidated Statements of Changes in Shareholders' Equity
          Three Months ended December 31, 1999 and 1998.................    5

          Consolidated Statements of Cash Flows
          Three Months ended December 31, 1999 and 1998.................    6

          Notes to Unaudited Consolidated Financial Statements..........    7

ITEM 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition.................   10


                          PART II - OTHER INFORMATION

Signatures .............................................................   16


--------------------------------------------------------------------------------

                         LaSalle Re Holdings Limited

                         Consolidated Balance Sheets
               (Expressed in thousands of United States Dollars,
                       except share and per share data)
                                   Unaudited
--------------------------------------------------------------------------------

                                                                 December 31, 1999        September 30, 1999
Assets
Investments held as available for sale at fair value                      $411,706                  $363,825
(amortized cost $421,546 : $369,179)
Short term investments at fair value                                       128,021                   177,228
                                                                     ---------------           ---------------
Total investments                                                          539,727                   541,053
Cash and cash equivalents                                                   19,864                    15,923
Accrued investment income                                                   12,215                    10,075
Reinsurance balances receivable                                             78,424                    93,163
Deferred acquisition costs                                                   8,470                    11,911
Prepaid reinsurance premiums                                                11,137                    17,310
Outstanding losses recoverable from reinsurers                              17,776                     9,100
Other assets                                                                38,555                    37,572
                                                                     ---------------           ---------------

Total assets                                                              $726,168                  $736,107
                                                                     ===============           ===============

Liabilities
Reserve for losses and loss expenses                                      $190,352                  $146,552
Unearned premium reserve                                                    49,895                    77,049
Other liabilities                                                           37,055                    37,254
Dividend payable                                                                 0                         0
                                                                     ---------------           ---------------

Total liabilities                                                          277,302                   260,855
                                                                     ---------------           ---------------

Minority interest                                                           86,906                    93,055
                                                                     ---------------           ---------------

Shareholders' equity
Share capital authorised in the aggregate 100,000,000
  shares, par value $1
Preferred shares
  (issued & outstanding, 3,000,000 Series A
   preferred shares par value $1,
   liquidation preference $25 per share)                                     3,000                     3,000
Common shares
  (issued & outstanding, 15,603,652 : 15,600,262 par value $1)              15,604                    15,600
Additional paid in capital                                                 293,305                   293,709
Accumulated other comprehensive income
  Unrealized loss on investments                                            (7,542)                   (4,113)
Deferred compensation                                                         (447)                     (516)
Retained earnings                                                           58,040                    74,517

                                                                     ---------------           ---------------
Total shareholders' equity                                                 361,960                   382,197
                                                                     ---------------           ---------------

Total liabilities, minority interest and
shareholders' equity                                                      $726,168                  $736,107
                                                                     ===============           ===============

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

--------------------------------------------------------------------------------

                                                                            Three Months Ended
                                                                   December 31, 1999  December 31, 1998
Revenues

Gross premiums written                                                  $   10,307         $   11,811
Premiums ceded                                                                (897)              (983)
                                                                     -------------      -------------

Net premiums written                                                         9,410             10,828
Change in unearned premiums                                                 20,981             24,302
                                                                     -------------      -------------

Net premiums earned                                                         30,391             35,130

Net investment income                                                        8,588              7,954
Net realized gains on investments                                                0              2,192
                                                                     -------------      -------------

Total revenues                                                              38,979             45,276
                                                                     -------------      -------------

Expenses

Net losses and loss expenses incurred                                       46,642             30,586
Underwriting expenses                                                        6,812              5,664
Operational expenses                                                         3,599              2,436
Corporate expenses                                                           1,383                 71
Interest expense                                                               346                465
Exchange loss (gain)                                                            28               (805)
                                                                     -------------      -------------

Total expenses                                                              58,810             38,417
                                                                     -------------      -------------

(Loss) income before minority interest                                     (19,831)             6,859
Minority interest                                                           (4,990)             1,155
                                                                     -------------      -------------

Net (loss) income                                                          (14,841)             5,704

Other comprehensive income

Unrealized (losses) gains on securities                                     (3,429)            (3,945)
Less: reclassification adjustments
      for (losses) included in net income                                        0             (2,057)
                                                                     -------------      -------------

Total other comprehensive (loss) income                                     (3,429)            (6,002)
                                                                     -------------      -------------

Comprehensive (loss) income                                               ($18,270)             ($298)
                                                                     =============      =============

(Loss) earnings per common share - as restated                              ($1.06)        $     0.26
                                                                     =============      =============

(Loss) earnings per common share - assuming dilution - as restated          ($1.06)        $     0.25
                                                                     =============      =============

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

--------------------------------------------------------------------------------

                                                    Three Months Ended
                                         December 31, 1999    December 31, 1998
Preferred shares par value $1
Balance at beginning and end of period        $   3,000             $   3,000
                                           ============          ============

Common shares par value $1
Balance at beginning of period                $  15,600             $  15,179
Exercise of share options                             0                     6
Issue of shares                                       4                   660
Share repurchase                                      0                   (65)
                                           ------------          ------------
Balance at end of period                      $  15,604             $  15,780
                                           ============          ============

Additional paid in capital
Balance at beginning of period                $ 293,709             $ 295,578
Issue of shares                                      55                   427
Share repurchase                                      0                (1,015)
Change in minority interest                          10                 2,145
Equity put option premium                          (469)                    0
                                           ------------          ------------
Balance at end of period                      $ 293,305             $ 297,135
                                           ============          ============
Accumulated other comprehensive income
Balance at beginning of period                $  (4,113)            $  13,838
Unrealized (loss) profit in period               (3,429)               (6,135)
Change in minority interest                           0                   133

                                           ------------          ------------
Balance at end of period                      $  (7,542)            $   7,836
                                           ============          ============

Deferred compensation
Balance at beginning of period                $    (516)            $       0
Amortization                                         69                     0
Change in minority interest                           0                     0

                                           ------------          ------------
Balance at end of period                      $    (447)            $       0
                                           ============          ============

Retained earnings
Balance at beginning of period                $  74,517             $ 102,458
Net Income                                      (14,841)                5,704
Common share dividends                                0                (5,916)
Preferred share dividends                        (1,641)               (1,641)
Exercise of share options                             0                  (509)
Share repurchase                                      0                  (272)
Change in minority interest                           5                   992

                                           ------------          ------------
Balance at end of period                      $  58,040             $ 100,816
                                           ============          ============

Total shareholders' equity                    $ 361,960             $ 424,567
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

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Cash Flows
               (Expressed in thousands of United States Dollars)
                                   Unaudited

--------------------------------------------------------------------------------

                                                                                      Three Months Ended
                                                                           December 31, 1999       December 31, 1998
Cash flows from operating activities

Net (loss) income                                                                ($ 14,841)              $   5,704

Adjustments to reconcile net income to
cash provided by operating activities:
  Minority interest in net income                                                   (4,990)                  1,155
  Amortization of investment premium                                                  (692)                    190
  Net gain on sale of investments                                                        0                  (2,192)
  Unrealized loss on foreign exchange                                                  193                      10
Changes in:
  Accrued investment income                                                         (2,139)                   (929)
  Reinsurance balances receivable                                                   14,770                  19,702
  Deferred acquisition costs                                                         3,441                   3,313
  Prepaid reinsurance premiums                                                       6,172                   1,682
  Outstanding losses recoverable from reinsurers                                    (8,676)                      0
  Other assets                                                                      (1,000)                 (3,960)
  Reserve for losses and loss expenses                                              43,593                   2,676
  Unearned premium reserve                                                         (27,154)                (25,985)
  Other liabilities                                                                   (199)                 (4,894)
                                                                               -----------             -----------
Cash provided by operating activities                                                8,478                  (3,528)
                                                                               -----------             -----------

Cash flows from investing activities

Purchase of investments                                                            (62,430)                (69,707)
Proceeds on the sale of investments                                                 10,000                 103,478
Net purchase (sale) of short term assets                                            49,980                 (14,878)

                                                                               -----------             -----------
Cash (applied to) provided by investing activities                                  (2,450)                 18,893
                                                                               -----------             -----------

Cash flows from financing activities

Issue of shares                                                                         23                   1,165
Dividends paid                                                                      (1,641)                (16,384)
Share repurchases                                                                        0                  (1,346)
Equity put option premium                                                             (469)                   (660)

                                                                               -----------             -----------
Cash applied to financing activities                                                (2,087)                (17,225)
                                                                               -----------             -----------

Net increase/(decrease) in cash and cash equivalents                                 3,941                  (1,860)

Cash and cash equivalents at beginning of period                                    15,923                  12,362

                                                                               -----------             -----------
Cash and cash equivalents at end of period                                        $ 19,864               $  10,502
                                                                               ===========             ===========

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

2.   Change in Fiscal Year

On September 18, 2000, the Board of Directors of the Company approved a change in the Company's fiscal year end from September 30 to December 31, effective the calendar year beginning January 1, 2000. A three-month transition period from October 1, 1999 through December 31, 1999 will precede the start of the new fiscal year.

3.   Earnings per Common Share

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

The following earnings per Common Share have been disclosed in accordance with the requirements of SFAS No. 128:

                                                                     Three months ended
                                                                         December 31,
                                                                     1999           1998
                                                                     ----           ----
Net (loss)/income..........................................     $    (14,841)   $      5,704
Less: Series A preferred share dividends...................           (1,641)         (1,641)
                                                                ------------    ------------
(Loss) income available to common shareholders.............     $    (16,482)   $      4,063
                                                                ------------    ------------
Weighted average number of Common Shares
outstanding:...............................................       15,603,503      15,346,215

(Loss) earnings per Common Share...........................     $      (1.06)   $       0.26
                                                                ============    ============

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
(Expressed in thousands of United States Dollars, except share and per share data)

--------------------------------------------------------------------------------

(Loss) income available to common shareholders.............     $    (16,482)   $      4,063
Add back: Income attributable to minority interest.........           Note 1           1,155
                                                                ------------    ------------
(Loss) income available to common shareholders and holders
of exchangeable non-voting shares..........................     $    (16,482)   $      5,218
                                                                ------------    ------------

Weighted average number of Common Shares outstanding.......       15,603,503      15,346,215
     Plus: incremental shares from assumed:
          exchange of exchangeable non voting shares.......           Note 1       4,472,646
          exercise of options..............................           Note 1         874,603
          exercise of stock appreciation rights............           Note 1          65,818
          contingently issuable shares.....................           Note 1         100,623
                                                                ------------    ------------
Adjusted weighted average number of Common Shares
outstanding................................................       15,603,503      20,859,905
                                                                ------------    ------------
(Loss) earnings per Common Share assuming dilution.........     $      (1.06)   $       0.25
                                                                ============    ============

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

4.   Reinsurance

The effect of reinsurance on premiums written and earned is as follows:

                                                     Three months ended               Three months ended
                                                     December 31, 1999                December 31, 1998
                                                     -----------------                -----------------

                                                  Written          Earned          Written          Earned
                                                  -------          ------          -------          ------
Assumed                                          $  10,307       $   37,460       $   11,811      $   37,796

Ceded                                                 (897)          (7,069)            (983)         (2,666)
                                                 ---------       ----------       ----------      ----------

Net premiums                                     $   9,410       $   30,391       $   10,828      $   35,130
                                                 =========       ==========       ==========      ==========

5.   Segmental Reporting

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

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
(Expressed in thousands of United States Dollars, except share and per share data)

--------------------------------------------------------------------------------

                                                               Three Months Ended
                                                                December 31, 1999
                                                                -----------------
                                                   Reinsurance       Lloyd's           Total
                                                   -----------       -------           -----
Gross premiums written                              $   7,025       $   3,282        $  10,307
                                                    ---------       ---------        ---------

Reinsurance revenues                                   27,362           3,029           30,391
Investment income                                       8,492              96            8,588
Realized investment gains                                   0               0                0
                                                    ---------       ---------        ---------
Total revenues                                         35,854           3,125           38,979
                                                    ---------       ---------        ---------

Loss before minority interest                         (18,566)         (1,265)         (19,831)

Assets                                                667,098          59,070          726,168

Loss and loss expense ratio                             160.2%           93.0%           153.5%
Expense ratio                                            32.3%           52.1%            34.3%
Combined ratio                                          192.5%          145.1%           187.8%

                                                               Three Months Ended
                                                                December 31, 1999
                                                                -----------------
                                                   Reinsurance       Lloyd's           Total
                                                   -----------       -------           -----
Gross premiums written                              $   8,295        $  3,516         $ 11,811
                                                    ---------        --------         --------

Reinsurance revenues                                   32,345           2,785           35,130
Investment income                                       7,850             104            7,954
Realized investment gains                               2,192               0            2,192
                                                    ---------        --------         --------
Total revenues                                         42,387           2,889           45,276
                                                    ---------        --------         --------

Profit before minority interest                         6,556             303            6,859

Assets                                                672,022          38,735          710,757

Loss and loss expense ratio                              90.4%           48.9%            87.1%
Expense ratio                                            21.3%           44.0%            23.1%
Combined ratio                                          111.7%           92.9%           110.2%

6.   Subsequent event

     On September 27, 2000, LaSalle Re Holdings Limited completed the business combination with Trenwick Group Inc. that will combine the two companies' operations under a new Bermuda holding company, Trenwick Group Ltd. Under the terms of the business combination, Trenwick and LaSalle Re shareholders will each receive shares in the newly formed Trenwick Group Ltd. on a one-for-one basis.

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operation
                            and Financial Condition

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

Prepaid reinsurance premiums decreased from $17.3 million as at September 30, 1999 to $11.1 million as at December 31st, 1999, due to the amortization of the premiums. At December 31, 1999, the Company had $17.8 million of losses recoverable from reinsurers compared to $9.1 million at September 30, 1999.

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

Date:  August 22, 2000        LASALLE RE HOLDINGS LIMITED
       ---------------
                              /s/ Guy D. Hengesbaugh
                              ----------------------
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