Form 10-Q
period 2000-09-30
LASALLE RE HOLDINGS LTD
filed 2000-11-17
CIK 1001384

               For the quarterly period ended September 30, 2000
                                              ------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-12823
                                               -------



                          LaSalle Re Holdings Limited
            (Exact name of registrant as specified in its charter)



                  Bermuda                           Not applicable
      ---------------------------------    -----------------------------------
      (State or other jurisdiction of         (IRS Employer Identification
      incorporation or organization)                   Number)



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

The number of Common Shares (par value $1.00 per share) outstanding as of November 14, 2000 was 20,432,043.

                          LaSalle Re Holdings Limited
                               INDEX TO FORM 10-Q

                                   PART I - FINANCIAL INFORMATION

                                                                                                Page
                                                                                                ----
ITEM 1.   Unaudited Consolidated Financial Statements

          Consolidated Balance Sheets September 30, 2000 and December 31,1999.................    3

          Consolidated Statements of Operations and Comprehensive Income
          Three Months and Nine Months ended September 30, 2000 and September 30, 1999........    4

          Consolidated Statements of Changes in Shareholders' Equity
          Three Months and Nine Months ended September 30, 2000 and 1999......................    5

          Consolidated Statements of Cash Flows
          Nine Months ended September 30, 2000 and 1999.......................................    6

          Notes to Unaudited Consolidated Financial Statements................................    7

ITEM 2.   Management's Discussion and Analysis of Results of Operations and Financial
          Condition...........................................................................   12

ITEM 2A.  Quantitative and Qualitative Disclosure about Market Risk...........................   23

                                   PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................................................   26

ITEM 2.   Changes in Securities and Use of Proceeds...........................................   26

ITEM 3.   Defaults upon Senior Securities.....................................................   26

ITEM 4.   Submission of Matters to a Vote of Security Holders.................................   26

ITEM 5.   Other information...................................................................   26

ITEM 6.   Exhibits and Reports on Form 8-K....................................................   27

Signatures....................................................................................   28

                          LaSalle Re Holdings Limited

                          Consolidated Balance Sheets
(Expressed in thousands of United States Dollars, except share and per share data)
                                   Unaudited
--------------------------------------------------------------------------------

                                                                                   September 30, 2000       December 31, 1999
Assets
Debt securities held as available for sale at fair value
(amortized cost $557,392 : $549,552)                                                         $553,598                $539,727
Cash and deposits                                                                               9,361                  19,864
Accrued investment income                                                                      11,627                  12,215
Reinsurance balances receivable                                                                94,793                  78,424
Deferred acquisition costs                                                                     11,391                   8,470
Prepaid reinsurance premiums                                                                   17,682                  11,137
Outstanding losses recoverable from reinsurers                                                  7,382                  17,776
Intercompany balances                                                                           3,902                       0
Other assets                                                                                   30,080                  38,555
                                                                                   ------------------       -----------------

Total assets                                                                                 $739,816                $726,168
                                                                                   ==================       =================


Liabilities
Reserve for losses and loss expenses                                                         $176,749                $190,352
Unearned premium reserve                                                                       65,828                  49,895
Other liabilities                                                                              43,207                  37,055
Negative goodwill                                                                              12,196                       0
                                                                                   ------------------       -----------------

Total liabilities                                                                             297,980                 277,302
                                                                                   ------------------       -----------------

Minority interest                                                                                   0                  86,906
                                                                                   ------------------       -----------------

Shareholders' equity
Share capital authorized in the aggregate 100,000,000
shares, par value $1
Preferred shares
  (issued and outstanding, 3,000,000 Series A
  preferred shares par value $1,
  liquidation preference $25 per share)                                                         3,000                   3,000
Common shares
  (issued and outstanding, 20,432,043 :15,603,652 par value $1)                                20,432                  15,604
Additional paid in capital                                                                    364,349                 293,305
Accumulated other comprehensive income                                                         (3,794)                 (7,542)
Retained earnings                                                                              58,159                  58,040
Deferred compensation                                                                            (310)                   (447)
                                                                                   ------------------       -----------------

Total shareholders' equity                                                                    441,836                 361,960
                                                                                   ------------------       -----------------

Total liabilities, minority interest and
shareholders' equity                                                                         $739,816                $726,168
                                                                                   ==================       =================

See accompanying notes to unaudited consolidated financial statements

                          LaSalle Re Holdings Limited

         Consolidated Statement of Operations and Comprehensive Income (Expressed in thousands of United States Dollars, except share and per share data)
                                   Unaudited
--------------------------------------------------------------------------------


                                                         Three Months Ended                          Nine Months Ended
                                                  September 30,         September 30,         September 30,         September 30,
                                                       2000                  1999                  2000                  1999

Revenues

Gross premiums written                               $25,321              $ 17,766              $122,567             $ 127,199
Premiums ceded                                        (9,053)               (1,182)              (30,440)              (27,207)
                                                     -------               -------              --------              --------
Net premiums written                                  16,268                16,584                92,127                99,992
Change in unearned premiums                           10,483                 4,778                (9,388)               (8,506)
                                                     -------               -------              --------              --------
Net premiums earned                                   26,751                21,362                82,739                91,486


Net investment income                                  9,591                 8,530                27,778                25,893
Net realized investment gain (losses)                    270                (1,127)               (1,916)               (1,577)
Foreign currency gain (loss)                            (426)                  218                   (53)                 (335)
                                                      -------               -------              --------              --------
Total revenues                                        36,186                28,983               108,548               115,467
                                                     -------               -------              --------              --------
Expenses



Net losses and loss expenses incurred                 15,924                25,568                69,190               100,561
Policy acquisition costs                               5,621                 3,409                16,269                14,496
Underwriting expenses                                  3,264                 3,467                10,387                10,981
Corporate expenses                                       424                   437                 3,293                   717
Interest expense                                         304                   371                   915                 1,249
                                                     -------               -------              --------              --------

Total expenses                                        25,537                33,252               100,054               128,004
                                                     -------               -------              --------              --------
Income (loss) before minority interest                10,649                (4,269)                8,494               (12,537)
Minority interest                                      2,097                (1,034)                  839                (4,059)
                                                     -------               -------              --------              --------
Net income (loss)                                      8,552                (3,235)                7,655                (8,478)

Dividends on preferred stock                          (1,641)               (1,641)               (4,922)               (4,922)
                                                     -------               -------              --------              --------

Net income (loss) available to common shareholders     6,911                (4,876)                2,733               (13,400)

Other comprehensive income

Unrealized gains (losses) on securities                3,819                  (393)                3,149               (13,159)
Less: reclassification adjustments
  for losses (gains) included in net loss               (206)                  865                 1,466                 1,210
                                                     -------               -------              --------              --------
Total other comprehensive income (loss)                3,613                   472                 4,615               (11,949)
                                                     -------               -------              --------              --------
Common shareholders comprehensive income (loss)      $10,524               ($4,404)             $  7,348              ($25,349)
                                                     =======               =======              ========               =======

See accompanying notes to unaudited consolidated financial statements

                                                    LaSalle Re Holdings Limited
                                           Consolidated Changes of Shareholders' Equity
                        (Expressed in thousands of United States Dollars, except share and per share data)
                                                             Unaudited

                                                               Three Months Ended                           Nine Months Ended
                                                      September 30, 2000  September 30, 1999  September 30, 2000  September 30, 1999
Common shareholders' equity, beginning of                     $356,579          $386,804          $361,960          $424,567

Common shares. $1 par value, and additional
 paid in capital
Issuance of 1,120, 3,065, 21,352, 13,450 shares
 for cash under the employee stock purchase plan                    13                52               247               224
Issuance of 0, 3,643, 653, 58,643 shares under
 employee compensation plan                                          0                64                 7               865
Compensation expense recognized under employee
  compensation plan                                                200                 0               243                 0
Exercise of options                                                  8                 0                 8                 0
Exercise of options to acquire shares of subsidiary                105                 0               105                 0
Purchase of 253,000 shares from minority interest                    0                 0                 0            (3,275)
Equity put option, net of minority interest                       (316)           (1,420)             (631)           (1,420)
Change in minority interest                                       (925)              253              (682)                0
Issuance of 4,797,649 shares to acquire minority
  interest in subsidiary                                        78,171                 0            78,171                 0
Acquisition costs                                               (1,596)                0            (1,596)                0

Deferred Compensation

Restricted common shares awarded                                     0                 0                 0              (659)
Compensation expense recognized, net of minority interest           68               143               208               143
Acquisition of minority interest                                   (71)                0               (71)                0

Retained earnings

Net income (loss)                                                6,911            (4,876)            2,732           (13,401)
Dividends on common shares of LaSalle Re                             0                 0                 0           (11,711)
Repurchase of exercised share options in subsidiary                (41)                0               (41)                0
Repurchase of options to acquire shares in subsidiary                0                 0            (2,396)               (1)
Change in minority interest                                        (14)              705              (176)           (1,186)

Accumulated other comprehensive income

Unrealized gain (loss) in period, net of minority                3,613               472             4,615           (11,949)
 interest
Acquisition of minority interest                                  (869)                0              (867)                0
                                                           -----------       -----------       -----------       -----------
Common shareholders' equity, end of                           $441,836          $382,197          $441,836          $382,197
                                                           ===========       ===========       ===========       ===========

See accompanying notes to unaudited consolidated financial statements

================================================================================

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Cash Flows
               (Expressed in thousands of United States Dollars)
                                   Unaudited

--------------------------------------------------------------------------------

                                                                                       Nine Months Ended
                                                                          September 30, 2000        September 30, 1999
Cash flows from operating activities

Net income                                                                      $   7,655                   ($8,478)

Adjustments to reconcile net income to
cash provided by operating activities:
   Minority interest in net income                                                    839                    (4,059)
   Amortization of investment premium                                                (879)                      (35)
   Net gain on sale of investments                                                  1,916                     1,577
   Unrealized (gain) loss on foreign exchange                                      (1,220)                      203
Changes in:
   Accrued investment income                                                          587                     1,910
   Reinsurance balances receivable                                                (16,780)                  (26,256)
   Deferred acquisition costs                                                      (2,921)                   (1,780)
   Prepaid reinsurance premiums                                                    (6,545)                  (11,408)
   Outstanding losses recoverable from reinsurers                                  10,395                    (9,100)
   Intercompany balances                                                           (5,498)                        0
   Other assets                                                                     8,511                    (1,993)
   Reserve for losses and loss expenses                                           (11,777)                   45,942
   Unearned premium reserve                                                        15,933                    19,915
   Other liabilities                                                                5,957                    16,282
                                                                              -----------               -----------
Cash provided by operating activities                                               6,173                    22,720
                                                                              -----------               -----------

Cash flows from investing activities

Purchase of investments                                                          (206,856)                 (215,297)
Proceeds on the sale of investments                                               197,979                   226,903

                                                                              -----------               -----------
Cash (applied to) provided by investing activities                                 (8,877)                   11,606
                                                                              -----------               -----------

Cash flows from financing activities

Issue of shares                                                                     1,124                       721
Dividends paid                                                                     (4,922)                  (27,775)
Share and option repurchases                                                       (3,176)                        0
Equity put option premium                                                            (825)                   (1,850)

                                                                              -----------               -----------
Cash applied to financing activities                                               (7,799)                  (28,904)
                                                                              -----------               -----------

Net (decrease) increase in cash and cash equivalents                              (10,503)                    5,422

Cash and cash equivalents at beginning of period                                   19,864                    10,503

                                                                              -----------               -----------
Cash and cash equivalents at end of period                                      $   9,361                 $  15,925
                                                                              ===========               ===========

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

3.  Business Combination

On September 27, 2000 the Company, LaSalle Re, Trenwick Group Ltd. and Trenwick Group Inc., completed a business combination (the "Business Combination"). Under the terms of the Business Combination, the common shareholders of the Company, LaSalle Re and Trenwick Group Inc., exchanged their shares on a one-for-one basis for shares in Trenwick Group Ltd. Following this transaction, the Company became a wholly owned subsidiary of Trenwick Group Ltd.

Trenwick Group Ltd. is the newly formed Bermuda holding company which, including the Company, has five principal operating units. Trenwick America Reinsurance Corporation provides reinsurance to U.S. insurance companies for property and casualty risks. Trenwick International Limited underwrites treaty and facultative reinsurance as well as specialty insurance on a worldwide basis. Canterbury Financial Group Inc. underwrites specialty property and casualty primary insurance programs through managing general agents. Chartwell Managing Agents manages three underwriting syndicates at Lloyds.

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
 (Expressed in thousands of United States Dollars, except share and per share data)

--------------------------------------------------------------------------------

LaSalle Re Minority shares                                       $  4,798
Trenwick's average price per common share                        $  15.76
Total consideration for minority shares                            75,611
Acquisition costs                                                   1,596
Total purchase price                                               77,207
Less: Fair value of assets acquired                               (89,403)
                                                          ---------------
Negative goodwill                                                $(12,196)
                                                          ---------------

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the estimated fair value of the net assets over the purchase price of approximately $12.0 million has been recorded as negative goodwill, and will be released on a straight line basis over 10 years.

All assets and liabilities of the Minority shareholding are consolidated in the balance sheet as of September 30, 2000 and will be included within the operating results commencing with the period from October 1, 2000.

The following unaudited pro forma consolidated results of operations for the nine-month period ended September 30, 2000 and September 30, 1999 assumes the acquisition had taken place on January 1 of each period.

                                                            Nine months Ended
                                                              September 30,
                                                           2000           1999
Net premiums earned                                     $ 82,739       $ 91,486
Total revenue                                            108,548        115,467
Net income (loss)                                       $  8,494       $(12,537)

The above unaudited pro-forma financial information is not necessarily indicative either of the results of operations that would have occurred had this transaction been consummated at the beginning of the periods presented or of future results of operations.

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

             Notes to Unaudited Consolidated Financial Statements
 (Expressed in thousands of United States Dollars, except share and per share data)

--------------------------------------------------------------------------------

4.   Reinsurance

The effect of reinsurance on premiums written and earned is as follows:

                       Three Months          Three Months          Nine Months           Nine Months
                          Ended                 Ended                 Ended                 Ended
                    September 30, 2000    September 30, 1999    September 30, 2000    September 30, 1999
                   --------------------  --------------------  --------------------  --------------------

                    Written    Earned     Written    Earned     Written    Earned     Written    Earned
                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Assumed             $25,321    $35,285    $17,766    $28,083   $122,567   $106,634   $127,199   $107,285

Ceded                (9,053)    (8,534)    (1,182)    (6,721)   (30,440)   (23,895)   (27,207)   (15,799)
                    -------    -------    -------    -------   --------   --------   --------   --------

Net Premiums         16,268     26,751     16,584     21,362     92,127     82,739     99,992     91,486
                    =======    =======    =======    =======   ========   ========   ========   ========

5.   Segment Reporting

The Company has two reportable segments: reinsurance operations and Lloyd's. The reinsurance segment provides reinsurance for property catastrophe and for other lines of business which have similar characteristics, namely high severity and low frequency. The Lloyd's segment is written through LaSalle Re Capital, which provides capital support to selected Lloyd's syndicates. The lines of business written by the selected syndicates include direct and facultative insurance, marine insurance and reinsurance, professional indemnity, directors and officers insurance and bankers blanket bond business. The Company does not intend to provide capacity beyond December 31, 2000. Data for the three months and nine months ended September 30, 2000 and 1999 is as follows:

                                                           Three Months Ended
                                                           September 30, 2000
                                                           ------------------
                                              Reinsurance        Lloyd's           Total
                                           -----------------  --------------  ----------------
Gross premiums written                             $ 15,872         $ 9,449          $ 25,321
                                                   --------         -------          --------

Reinsurance revenues                                 19,892           6,859            26,751
Investment income                                     9,121             470             9,591
Realized investment gains                               270               0               270
Foreign currency loss                                  (426)              0              (426)
                                                   --------         -------          --------
Total revenues                                       28,857           7,329            36,186
                                                   --------         -------          --------

Income (loss) before minority interest               12,626          (1,977)           10,649

Assets                                              674,262          65,554           739,816

Loss and loss expense ratio                            46.3%           97.8%             59.5%
Expense ratio                                          31.6%           37.9%             33.2%
Combined ratio                                         77.9%          135.7%             92.7%

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
 (Expressed in thousands of United States Dollars, except share and per share data)

--------------------------------------------------------------------------------

                                                             Three Months Ended
                                                             September 30, 1999
                                                             ------------------
                                                Reinsurance        Lloyd's           Total
                                             -----------------  --------------  ---------------
Gross premiums written                               $ 13,061         $ 4,705         $ 17,766
                                                     --------         -------         --------

Reinsurance revenues                                   17,797           3,565           21,362
Investment income                                       8,176             354            8,530
Realized investment losses                             (1,127)              0           (1,127)
Foreign currency gain                                     218               0              218
                                                     --------         -------         --------
Total revenues                                         25,064           3,919           28,983
                                                     --------         -------         --------

Loss before minority interest                          (3,865)           (404)          (4,269)

Assets                                                677,573          58,534          736,107

Loss and loss expense ratio                            129.2%            72.4%           119.7%
Expense ratio                                           28.8%            48.9%            32.2%
Combined ratio                                         158.0%           121.3%           151.9%

                                                             Nine Months Ended
                                                            September 30, 2000
                                                            ------------------
                                               Reinsurance         Lloyd's          Total
                                             ----------------   -------------   --------------

Gross premiums written                               $ 97,908         $24,659         $122,567
                                                     --------         -------         --------

Reinsurance revenues                                   65,577          17,162           82,739
Investment income                                      26,744           1,034           27,778
Realized investment losses                             (1,916)              0           (1,916)
Foreign currency loss                                     (53)              0              (53)
                                                     --------         -------         --------
Total revenues                                         90,352          18,196          108,548
                                                     --------         -------         --------

 Income (Loss) before minority interest                13,885          (5,391)           8,494

Assets                                                674,262          65,554          739,816

Loss and loss expense ratio                              76.3%          111.5%            83.6%
Expense ratio                                            31.1%           36.6%            32.2%
Combined ratio                                          107.4%          148.1%           115.8%

--------------------------------------------------------------------------------

                          Lasalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
 (Expressed in thousands of United States Dollars, except share and per share data)

--------------------------------------------------------------------------------

                                       Nine Months Ended
                                      September 30, 1999
                                      ------------------
                                 Reinsurance   Lloyd's   Total
                                 -----------   -------   -----

Gross premiums written             $108,326    $18,873  $127,199
                                   --------    -------  --------

Reinsurance revenues                 81,765      9,721    91,486
Investment income                    25,231        662    25,893
Realized investment losses           (1,577)         0    (1,577)
Foreign currency gain (loss)           (335)         0      (335)
                                   --------    -------  --------
Total revenues                      105,084     10,383   115,467
                                   --------    -------  --------

Loss before minority interest        (9,345)    (3,192)  (12,537)

Assets                              677,573     58,534   736,107

Loss and loss expense ratio           112.3%      89.8%    109.9%
Expense ratio                          25.2%      49.8%     27.8%
Combined ratio                        137.5%     139.6%    137.7%

6. Reclassifications

Certain amounts have been reclassified to conform to the 2000 presentation.

--------------------------------------------------------------------------------

                          Lasalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

--------------------------------------------------------------------------------

The following is a discussion and analysis of the Company's results of operations for the three months and nine months ended September 30, 2000 and 1999 and financial condition as of September 30, 2000. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

General

LaSalle Re Holdings Limited, which is a wholly owned subsidiary of Trenwick Group Ltd., primarily writes property catastrophe reinsurance on a worldwide basis through its subsidiary, LaSalle Re. Property catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Therefore, there can be significant volatility in the Company's results from fiscal quarter to quarter and fiscal year to year. Through LaSalle Re Capital, the Company also provides capital support to selected Lloyd's syndicates which individually write the following lines of business: direct and facultative insurance, marine reinsurance, and professional indemnity, directors and officers insurance and bankers blanket bond business. Due to the nature of the business written by the Company, the financial data included herein is not necessarily indicative of the results of operations or financial condition of the Company in the future.

Results of Operations - for the three months ended September 30, 2000 and 1999

                                           2000      1999     Change
                                        -----------------------------
                                               (in thousands)

Underwriting income (loss)              $ 1,942   $(11,082)   $13,024
Net investment income                     9,591      8,530      1,061
Interest expense                           (304)      (371)        67
                                        -------   --------    -------

Operating income (loss)                  11,229     (2,923)    14,152
Net realized investment gains (losses)      270     (1,127)     1,397
Foreign currency gains (losses)            (426)       218       (644)
Corporate expenses                         (424)      (437)        13
                                        -------   --------    -------


Income (loss) before minority interest   10,649     (4,269)    14,918
Minority interest in net (income) loss   (2,097)     1,034     (3,131)
                                        -------   --------    -------


Net income (loss)                       $ 8,552   $ (3,235)   $11,787
                                        =======   ========    =======

Net income of $8.6 million in 2000 represents an $11.8 million increase over the net loss of $3.2 million in 1999. The increase is principally caused by improved underwriting results in 2000. Also contributing to the increase are additions to net investment income and net realized investment gains, partially offset by increased foreign currency losses.

--------------------------------------------------------------------------------

                          Lasalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

--------------------------------------------------------------------------------

Underwriting income (loss)

                                                2000      1999       Change
                                            --------------------------------
                                                     (in thousands)

Net premiums earned                          $ 26,751   $ 21,362     $ 5,389
Losses and loss expenses incurred             (15,924)   (25,568)      9,644
Acquisition costs and underwriting expenses    (8,885)    (6,876)      2,009
                                            ---------  ---------  ----------
Total underwriting costs and expenses         (24,809)   (32,444)      7,635
                                            ---------  ---------  ----------
Underwriting income (loss)                   $  1,942   $(11,082)    $13,024
                                            =========  =========  ==========


Loss ratio                                       59.5%     119.7%      (60.2)%
Underwriting expense ratio                       33.2%      32.2%       (1.0)%
Combined ratio                                   92.7%     151.9%      (59.2)%

Underwriting income of $1.9 million in 2000 represents a $13.0 million improvement over the underwriting loss of $11.1 million in 1999. The improvement is principally caused by a reduction in the loss ratio by approximately 60% and a 25% increase in net premiums earned.

Premiums written
----------------

Gross premiums written for the quarter ended September 30, 2000 were $25.3 million compared to $17.8 million for the quarter ended September 30, 1999, an increase of $7.5 million or 42%. Details of gross premiums written are provided below.

                                               2000       1999       Change
                                            --------------------------------
                                                     (in thousands)

Property catastrophe
 US                                         $ 8,969     $10,354      $(1,385)
 International                                5,463       5,864         (401)
                                            -------     -------      -------

Total property catastrophe                   14,432      16,218       (1,786)
Lloyd's and other lines                      10,697       6,557        4,140
Fronted premiums and premium adjustments        192      (5,009)       5,201
                                            -------     -------      -------
                                            $25,321     $17,766      $ 7,555
                                            =======     =======      =======

Property catastrophe gross premiums written decreased from $16.2 million for the quarter ended September 30, 1999 to $14.4 million for the quarter ended September 30, 2000. This was primarily due to the non-renewal of certain U.S. property catastrophe contracts with insufficient pricing levels.

For the quarter ended September 30, 2000, gross premiums written in lines of business other than property catastrophe totaled $10.9 million compared to $1.5 million for the quarter ended September 30, 1999. The increase was due to an increase in premium estimates on Lloyd's business for the 1999 and 1998 underwriting years of account, offset by the non-renewal of certain contracts. Gross premiums written for the quarter ended September 30, 1999 includes a reduction of $5.5 million relating to re-estimates of premiums on in force quota share contracts following revised information from cedants.

--------------------------------------------------------------------------------

                          Lasalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition

--------------------------------------------------------------------------------

Gross premiums ceded for the quarter ended September 30, 2000 were $9.1 million compared to $1.2 million for the quarter ended September 30, 1999. The increase of $7.9 million was due to the purchase of new reinsurance protections. As a result of the above, net premiums written for the quarter ended September 30, 2000 were $16.3 million compared to $16.6 million for the quarter ended September 30, 1999.

Premiums earned
---------------

                                                 2000    1999    Change
                                               ------------------------
                                                    (in thousands)

Gross premiums written                         $25,321  $17,766  $7,555
Change in premiums earned                        9,964   10,317    (353)
                                               -------  -------  ------
Gross premiums earned                           35,285   28,083   7,202
                                               -------  -------  ------

Gross premiums ceded                             9,053    1,182   7,871
Change in premiums ceded                          (519)   5,539   6,058
                                               -------  -------  ------
Amortized ceded premiums                         8,534    6,721   1,813
                                               -------  -------  ------
Net premiums earned                            $26,751  $21,362  $5,389
                                               =======  =======  ======

Net premiums earned for the quarter ended September 30, 2000 were $26.8 million compared to $21.4 million for the same quarter in 1999. The increase in net premiums earned is due primarily to an increase in premium estimates on Lloyd's business which is fully earned when booked.

Losses and loss expenses
------------------------

The Company incurred losses and loss expenses, net of recoveries, of $15.9 million during the quarter ended September 30, 2000 compared with $25.6 million during the quarter ended September 30, 1999. There were no major catastrophe loss events that affected the Company during the quarter ended September 30, 2000. However, the Company provided a further $3.7 million on its Lloyd's business associated with the increased premium estimates on the 1999 and 1998 underwriting years of account. During the quarter ended September 30, 1999 the Company experienced net losses of $13.6 million from three catastrophic events which occurred during the quarter: Hurricane Floyd, an earthquake which hit Turkey and Typhoon Olga which hit North Korea. Losses and loss expenses in both periods include reserves for reported smaller losses and the establishment of reserves for other events that occurred during the quarter but had not been reported.

Underwriting expenses
---------------------

                                             2000    1999  Change
                                           ----------------------
                                               (in thousands)

Policy acquisition costs                   $5,621  $3,409  $2,212
Underwriting expenses                       3,264   3,467    (203)
                                           ------  ------  ------
Total underwriting expenses                $8,885  $6,876  $2,009
                                           ======  ======  ======

Underwriting expense ratio                   33.2%   32.2%    1.0%
                                           ======  ======  ======

--------------------------------------------------------------------------------

                          Lasalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

Policy acquisition costs as a percentage of net premiums earned were 21.0% for the quarter ended September 30, 2000 compared to 16.0% for the quarter ended September 30, 1999. The increase in the ratio was caused principally by an increase in premiums written relating to business other than property catastrophe, which has a higher expense ratio.


Other underwriting costs including underwriting salary costs were relatively consistent at $3.3 million for the quarter ended September 30, 2000 compared to $3.5 million for the quarter ended September 30, 1999.

Net investment income
---------------------

                                            2000          1999        Change
                                          -----------------------------------
                                                     (in thousands)

Average invested assets                    $544,304     $542,967      $1,337
Average annualized yields                       6.5%         5.9%        0.6%
                                          ---------    ---------     -------
Net investment income - portfolio             8,847        7,945         902
Net investment income - non-portfolio           744          585         159
                                          ---------    ---------     -------
Net investment income                      $  9,591     $  8,530      $1,061
                                          =========    =========     =======


Net investment income for the three months ended September 30, 2000 was $9.6 million compared to $8.5 million for the same period in 1999. Annualized portfolio investment income as a percentage of the average market value of invested assets was 6.5% for the three months ended September 30, 2000 compared to 5.9% for the three months ended September 30, 1999.

Interest expense
----------------

Interest expense for the three months ended September 30, 2000 was $0.3 million compared to $0.4 million for the same period in 1999.

Non-operating income and expenses
---------------------------------

Net realized gains on investments were $0.3 million during the three months ended September 30, 2000, compared to net realized losses of $1.1 million for the three months ended September 30, 1999. Both the losses and gains in the three months ended September 30, 2000 and September 30, 1999, were made pursuant to a policy designed to protect the total returns on the portfolio.

The Company recorded an exchange loss of $0.4 million for the three months ended September 30, 2000 compared to an exchange gain of $0.2 million for the three months ended September 30, 1999 which was due to a fall in the value of the European currencies against the US dollar.

The Company incurred corporate expenses of $0.4 million during both the three months ended September 30, 2000 and the three months ended September 30, 1999.

--------------------------------------------------------------------------------

                          Lasalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

Results of Operations - Nine Months Ended September 30, 2000 and 1999


                                                    2000            1999          Change
                                             -----------------------------------------------
                                                             (in thousands)
Underwriting income (loss)                      $(13,107)       $(34,552)        $21,445
Net investment income                             27,778          25,893           1,885
Interest expense                                    (915)         (1,249)            334
                                                --------        --------         -------
Operating income (loss)                           13,756          (9,908)         23,664
Net realized investment losses                    (1,916)         (1,577)           (339)
Foreign currency losses                              (53)           (335)            282
Corporate expenses                                (3,293)           (717)         (2,576)
                                                --------        --------         -------

Income (loss) before minority interest             8,494         (12,537)         21,031
Minority interest in net (income) loss              (839)          4,059          (4,898)
                                                --------        --------         -------
Net income (loss)                               $  7,655        $ (8,478)        $16,133
                                                ========       =========         =======

Net income of $7.6 million in 2000 represents a $16.1 million increase over the net loss of $8.5 million in 1999. The increase is principally caused by improved underwriting results in 2000. Also contributing to the increase are additions to net investment income, offset by increased corporate expenses.

Underwriting income (loss)

                                                       2000            1999          Change
                                                -----------------------------------------------
                                                                (in thousands)
Net premiums earned                                $ 82,739        $ 91,486        $ (8,747)
                                                   --------        --------        --------

Losses and loss expenses incurred                    69,190         100,561          31,371
Acquisition costs and underwriting expenses          26,656          25,477           1,179
                                                   --------        --------        --------
Total underwriting costs and expenses                95,846         126,038          30,192
                                                   --------        --------        --------
Underwriting income (loss)                         $(13,107)       $(34,552)       $ 21,445
                                                   ========        ========        ========

Loss ratio                                             83.6%          109.9%          (26.3)%
Underwriting expense ratio                             32.2%           27.8%            4.4%
Combined ratio                                        115.8%          137.7%          (21.9)%

Underwriting loss of $13.1 million in 2000 represents a $21.0 million improvement over the underwriting loss of $34.6 million in 1999. The improvement is principally caused by a 26.3% improvement in the loss ratio.

Premiums written
----------------

Gross premiums written for the nine months ended September 30, 2000 were $122.6 million compared to $127.2 million for the nine months ended September 30, 1999, a decrease of 4%. Details of gross written premiums are provided below:

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------


                                                                  (in thousands)

                                                     2000              1999        Change
                                                -------------------------------------------------
Property catastrophe
  US                                                  $ 46,721          $ 49,234          $(2,513)
  International                                         31,821            38,332           (6,511)
                                                --------------    --------------    -------------
Total property catastrophe                              78,542            87,566           (9,024)
Lloyd's and other lines                                 38,115            31,647            6,468
Fronted premiums and premium adjustments                 5,910             7,986           (2,076)
                                                --------------    --------------    -------------
                                                      $122,567          $127,199          $(4,632)
                                                ==============    ==============    =============

The Company's international property catastrophe gross premiums written decreased $6.5 million for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. This decrease was the result of a planned reduction in international catastrophe pro-rata treaties. The decrease on the U.S. property catastrophe book was due to the non-renewal of contracts with insufficient pricing levels.


Gross premiums written in lines other than property catastrophe increased by $4.4 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase in gross premiums arose primarily from adjustments in premium estimates associated with the Company's Lloyd's business for the 1999 and 1998 underwriting years of account.

Premiums ceded for the nine months ended September 30, 2000 were $30.4 million compared to $27.2 million for the nine months ended September 30, 1999. The increase was primarily due to an increase in the amount of reinsurance purchased by the Company. As a result of the above, net premiums written for the nine months ended September 30, 2000 were $92.1 million compared to $100.0 million for the nine months ended September 30, 1999.


Premiums earned                                           2000               1999             Change
---------------                                     ----------------------------------------------------
                                                                         (in thousands)

Gross premiums written                                   $122,567           $127,199           $(4,632)
Change in premiums earned                                 (15,933)           (19,914)            3,981
                                                  ---------------     --------------     -------------
Gross premiums earned                                     106,634            107,285              (651)
                                                  ---------------     --------------     -------------


Gross premiums ceded                                       30,440             27,207            (3,233)
Change in premiums ceded                                   (6,545)           (11,408)           (4,863)
                                                  ---------------     --------------     -------------
Amortized ceded premiums                                   23,895             15,799            (8,096)
                                                  ---------------     --------------     -------------
Net premiums earned                                      $ 82,739           $ 91,486           $(8,747)
                                                  ===============     ==============     =============

Net premiums earned for the nine months ended September 30, 2000 were $82.7 million compared to $91.5 million for the same period in 1999. The decline in premiums earned of $8.8 million was commensurate with the decline in net premiums written.

Losses and loss expenses
------------------------

The Company incurred losses and loss expenses, net of recoveries, of $69.2 million during the nine months ended September 30, 2000 compared with $100.6 million during the nine months ended September 30, 1999. During the nine months ended September 30, 2000 claims and claims expenses included an increase of $16.6 million in net losses

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

relating to Storm Martin that hit France in late 1999. This followed an increase in the market estimate of the loss set in early 2000 due to an increase in information available to the cedants. In addition, the Company strengthened it's loss reserves for the Danish storm which occurred in early December 1999, by $8.3 million. The Company also recorded $7.4 million of additional loss reserves relating to its Lloyd's business.

During the nine months ended September 30, 1999, losses and loss expenses incurred included $25.6 million in losses from various catastrophies including, the Australian hailstorm, the Oklahoma tornadoes, Hurricane Floyd, the Turkish earthquake that hit in August 1999, and Typhoon Olga. During this period the Company completed a valuation of its reserving methodology and assumptions used in setting incurred-but-not-reported loss reserves. As a result of this study, the Company recorded an increase in claims and claims expenses of $20 million. In addition, the Company recorded approximately $14 million of additional reserves relating to contracts written in prior years.

Underwriting expenses
----------------------

                                       2000              1999         Change
                              -------------------------------------------------

Policy acquisition costs            $16,269           $14,496            $1,773
Underwriting costs                   10,387            10,981              (594)
                              -------------     -------------     -------------
Total underwriting expenses         $26,656           $25,477            $1,179
                              =============     =============     =============


Underwriting expense ratio             32.2%             27.8%              4.4%
                              =============     =============     =============

Policy acquisition costs as a percentage of net earned premiums were 19.7% for the nine months ended September 30, 2000 compared to 15.8% for the nine months ended September 30, 1999. The increase in the policy acquisition expense ratio was due to an increase in non-catastrophe business which has a higher expense ratio and an increase in the amount of amortized ceded premiums which reduced net earned premiums.

Underwriting costs of $ 10.4 million for the nine months ended September 30, 2000 were relatively unchanged compared to underwriting expenses of $11.0 million for the nine months ended September 30, 1999.

Net investment income
---------------------

                                          2000         1999       Change
                                        ---------------------------------
Average invested assets                 $546,657     $555,337     $8,680
Average annualized yield                     6.3%         5.8%       0.5%
                                        --------     --------    -------
Net investment income - portfolio         25,901       23,946      1,955
Net investment income - non portfolio      1,877        1,947        (70)
                                        --------     --------    -------
Net investment income                   $ 27,778     $ 25,893     $1,885
                                        ========     ========    =======

Net investment income for the nine months ended September 30, 2000 was $27.8 million compared to $25.9 million for the same period in 1999. Annualized portfolio investment income as a percentage of the average market value of invested assets was

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

6.3% for the nine months ended September 30, 2000 compared to 5.8% for the nine months ended September 30, 1999.

Interest expense
----------------

Interest expense was $0.9 million for the nine months ended September 30, 2000 compared with $1.2 million for the nine months ended September 30, 1999.

Net operating income and expenses
---------------------------------

Net realized losses on investments were $1.9 million during the nine months ended September 30, 2000, compared to net realized losses of $1.6 million for the nine months ended September 30, 1999. Both the losses were made pursuant to a policy designed to protect the total returns on the portfolio.

The Company recorded a negligible exchange loss for the nine months ended September 30, 2000 compared to an exchange loss of $0.4 million for the nine months ended September 30, 1999 which was due to a fall in the value of European currencies against the US dollar.

The Company incurred corporate costs of $3.3 million during the nine months ended September 30, 2000 compared to $0.7 million for the nine months ended September 30, 1999. The corporate costs incurred in 2000 consist of the write-off of reinsurance software of $2.2 million and corporate costs of $0.8 million relate primarily to the costs associated with the Company's business combination agreement with Trenwick Group Inc. The costs incurred in the nine months ended September 30, 1999 related to the preparation and filing of a registration statement for an offering of preferred shares which was subsequently withdrawn.


Liquidity and Capital Resources

As a holding company, the Company's assets consist primarily of all of the outstanding voting stock of LaSalle Re. The Company's cash flows depend primarily on dividends and other permitted payments from LaSalle Re and its subsidiaries.

LaSalle Re's sources of funds consist of net premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, brokerage, commissions, excise taxes, administrative expenses and dividends. Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (the "Insurance Act"), LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files an affidavit stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the approval of the Bermuda Minister of Finance if it failed to meet its required margins in the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends that would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------


Insurance Act from reducing its total opening statutory capital by more than 15% without the approval of the Minister of Finance. LaSalle Re currently meets these requirements. In addition, the payment of dividends by LaSalle Re is subject to LaSalle Re's need to maintain shareholders' equity adequate to support the level of its reinsurance operations.

Operating activities provided net cash of $6.2 million for the nine months ended September 30, 2000 and $22.7 million for the nine months ended September 30, 1999. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and investments. As of September 30, 2000, 76% of its total assets were held in cash and investments, which totaled $563.0 million. To further mitigate the uncertainty surrounding the amount and timing of potential liabilities and to minimize interest rate risk, LaSalle Re maintains a short average duration for its investment portfolio. The modified average duration of the portfolio was 3.1 years at September 30, 2000.

As of September 30, 2000, 78.6% of the securities held in the Company's fixed maturity investment portfolio rated "AA" or better and 96.8% were fixed-income securities rated "A" or better by Standard & Poor's Ratings Services or Moody's Investors Service, Inc. No single investment comprised more than 5% of the overall portfolio. As at September 30, 2000, issuers from the Far East and Asia represented less than 1.0% of the investment portfolio. These bonds had an insignificant aggregate unrealized loss and were all rated "AAA".

The Company has adopted the Statement of Financial Accounting Standard No. 115 ("SFAS 115") to account for its marketable securities with all of the Company's investments classified as "available for sale". Under this classification, investments are recorded at fair market value and any unrealized gains or losses are reported as "Accumulated other comprehensive income", a separate component of shareholders' equity. In accordance with SFAS No. 130 "Reporting of Comprehensive Income", the movement in unrealized gains or losses on these investments are disclosed as part of other comprehensive income. The unrealized loss on the investment portfolio was $3.8 million at September 30, 2000 compared to a loss of $7.5 million, net of amounts attributable to minority interest, at December 31, 1999.

The increases in reinsurance balances receivable, deferred acquisition costs and unearned premium from $78.4 million, $8.5 million and $49.9 million at December 31, 1999 to $94.8 million, $11.4 million and $65.8 million at September 30, 2000 were due to the seasonality of the business written. The Company's major renewal dates being January 1, April 1 and July 1.

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

The increase in prepaid reinsurance premiums from $11.1 million at December 31, 1999 to $17.7 million at September 30, 2000 is primarily a function of the inception dates of the ceded contracts.

Intercompany balances at September 30, 2000 represented the costs associated with the business combination agreement that the Company has accounted for as part of the purchase price.

Other assets decreased from $38.6 million as at December 31, 1999 to $30.1 million as at September 30, 2000. This was in part due to a reduction in the deposit asset relating to the Company's multi year reinsurance contract following a reduction in coverage and in part to the elimination of the asset relating to the Company's cancelled reinsurance software.

At September 30, 2000, reserves for unpaid losses and loss expenses were $176.7 million compared to $190.4 million at December 31, 1999. Included in the reserve for unpaid losses and loss expenses at September 30, 2000 was an amount of $30.8 million compared to $21.5 million at December 31, 1999 in respect of the business underwritten by LaSalle Re Capital.

Other liabilities increased from $37.1 million at December 31, 1999 to $43.2 million at September 30, 2000. This was primarily due to the accrual of costs associated with closing the business combination with Trenwick Group Inc.

The minority interest of $86.9 million at December 31, 1999 represented by the exchangeable non-voting shares held in LaSalle Re Limited. Following the Company's business combination agreement with Trenwick Group Inc., the exchangeable non-voting shares were exchanged for shares in Trenwick Group Ltd. Consequently, Trenwick Group Ltd. now owns all shares in LaSalle Re Limited and LaSalle Re Holdings. The negative goodwill of $12.2 million included in liabilities was created by the transaction.

The Company has no material commitments for capital expenditures.

On September 1, 2000, the Company paid a dividend of $.5469 per share to holders of record of Series A preferred shares on July 31, 2000. As of September 30, 2000, dividends due but not yet declared on the Series A preferred shares amounted to $0.5 million. The declaration and payment of any dividends is dependent upon the profits and financial requirements of the Company and other factors, including certain legal, regulatory and other restrictions. There can be no assurance that the Company will declare or pay any dividends in future periods.

In accordance with the terms of certain reinsurance contracts, the Company has posted letters of credit in the amount of $16.1 million as of September 30, 2000 as compared to $22.6 million as of December 31, 1999 to support outstanding loss reserves. In connection with LaSalle Re Capital's support of three Lloyd's syndicates, with effect from January 1, 1997, the Company posted letters of credit in the amount of $14.4 million (equivalent to (Pounds)9.8 million). In addition, in connection with the Japanese earthquake

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

swap, the Company has posted a letter of credit of $3.0 million. All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of the outstanding letters of credit.

In connection with the Company's decision to cancel the implementation of new reinsurance software, the Company has disputed invoices in the amount of (Pounds)0.7 million (equivalent to $1.1 million) from the software's vendor. The Company has sought legal advice and is currently in discussions with the vendor. The Company's Bermuda lawyers believe there to be a reasonable chance of prevailing in this dispute.

In connection with the Company's business combination with Trenwick Group Ltd. the Company cancelled it's stand alone committed line of credit for $100 million effective September 27, 2000.

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

Quantitative and Qualitative Disclosure about Market Risk

The Company made disclosure relating to its market risks in the Form 10-K for the year ended September 30, 1999. The Company believes there have been no material changes with respect to its market risks during the twelve months ended September 30, 2000.

Cautionary Statement Regarding Forward-Looking Statements

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company sets forth below cautionary statements identifying important risks and uncertainties that could cause its actual results to differ materially from those that might be projected, forecasted or estimated in its "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Quarterly Report on Form 10-Q and in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, telephone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common shareholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of the Company and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and generally expressed with words such as "believes", "estimates", "expects", "anticipates", "plans", "projects", "forecasts", "goals", "could have", "may have", and similar expressions.

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

- Changes in the level of competition in the United States and international reinsurance or primary insurance markets that affect the volume or profitability of the Company's property/casualty business. These changes include, but are not limited to, changes in the intensity of price competition, the entry of new competitors, existing competitors exiting the market and the development of new products by new and existing competitors;

- Changes in the demand for reinsurance, including changes in ceding companies' risk retentions and changes in the demand for excess and surplus lines insurance coverages;

- The ability of the Company to execute its strategies in its property/casualty operations;

- Catastrophe losses in the Company's United States and international property/casualty businesses;

- Adverse development on property/casualty claims and claims expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, new theories of liability or new insurance and reinsurance contract interpretations;

- Changes in inflation that affect the profitability of the Company's current property/casualty business or the adequacy of its property/casualty claims and claims expense liabilities and policy benefit liabilities related to prior years' business;

- Changes in the Company's property/casualty retrocessional arrangements including changes in the existing quota share reinsurance arrangement with CNA;


- Lower than estimated retrocessional or reinsurance recoveries on unpaid losses, including, but not limited to, losses due to a decline in the creditworthiness of the Company's retrocessionaires or reinsurers;

- Increases in interest rates, which may cause a reduction in the market value of the Company's fixed income portfolio, and its common shareholders' equity;

- Decreases in interest rates which may cause a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales or maturities of existing investments;

-    Changes in the composition of the Company's investment portfolio;

-    Credit losses on the Company's investment portfolio;

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------
- Adverse results in litigation matters, including, but not limited to, litigation related to environmental, asbestos and other potential mass tort claims;

-    The impact of mergers and acquisitions;

-    Gains or losses related to changes in foreign currency exchange rates; and

-    Changes in the Company's capital needs.

In addition to the factors outlined above that are directly related to the Company's businesses, the Company is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees.

The facts set forth above should be considered in connection with any forward-looking statement contained in this Quarterly Report. The important factors that could affect such forward-looking statements are subject to change, and the Company does not intend to update any forward-looking statement or the foregoing list of important factors. By this cautionary note the Company intends to avail itself of the safe harbor from liability with respect of forward-looking statements provided by Section 27A and Section 21E referred to above.

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

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           A Special General Meeting of Shareholders was held in Toronto,
           Ontario in Canada on September 25, 2000. Represented in person or by proxy at the Annual Meeting were 12,488,899 common shares, which was 80% of outstanding shares of the Company. The Meeting was held to approve the following resolution:

           That the Agreement, Schemes of Arrangement and Plan of Reorganization dated as of 19/th/ December, 1999, amended and restated as of 20/th/
           March, 2000 and amended as of 28/th/ June, 2000, by and among LaSalle
           Re Holdings Limited, LaSalle Re Limited, Trenwick Group Inc., and
           Gowin Holdings International Limited be approved and adopted.

           The resolution was approved and adopted by the following vote of the Company's shareholders:

           Number of Shares:

                        For             Against
                    12,467,259          21,640

           Number of Shareholder Proxies:

                        For             Against
                        46                 1

ITEM 5.    OTHER INFORMATION.

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits-The following exhibits are filed as part of this report on Form 10-Q:

           3.1  Memorandum of Association (Incorporated by reference to
                Exhibit 3.1 to Registration Statement of Form S-1 (File No. 33-97304)).

           3.2  Bye-Laws (Incorporated by reference to Exhibit 3.2 to Form
                10-Q for the quarterly period ended March 31, 1998 (File No. 1-12823)).

           10.1 Credit Agreement, dated as of November 24, 1999 and Amended and
                Restated as of September 27, 2000, among Trenwick America
                Corporation, Trenwick Holdings Limited, various lending institutions, First Union National Bank, as Syndication Agent,
                Fleet National Bank, as Documentation Agent, and Chase Manhattan
                Bank, as administrative Agent. Incorporated by reference to
                Exhibit 10.1 to Trenwick Group Ltd.'s Quarterly Report on Form
                10-Q for the quarter ended September 30, 2000 (File No. 1-
                16089).

           10.2 Catastrophe Equity Securities Issuance Option Agreement, dated as of July 1, 1997, between LaSalle Re Holdings Limited on the one hand and European Reinsurance Company of Zurich, Allianz
                Aktiengesellschaft, Continental Casualty Company and CIC-
                Hilldale, Inc. on the other hand. Incorporated by reference to
                Exhibit 10.31 to LaSalle Re Holdings Limited's Annual Report on
                Form 10-K for the fiscal year ended September 30, 1997 (File No.
                1-12823).

           10.3 Consent, dated December 19, 1999 under Catastrophe Equity
                Securities Issuance Option Agreement, dated as of July 1, 1997, executed by European Reinsurance Company of Zurich. Incorporated by reference to Exhibit 10.12 to Trenwick Group Ltd.'s Quarterly
                Report on Form 10-Q for the quarter ended September 30, 2000
                (File No. 1-16089).

           10.4 Consent Agreement, dated September 27, 2000, under Catastrophe
                Equity Securities Issuance Option Agreement, dated as of July 1,
                1997, executed by European Reinsurance Company of Zurich,
                LaSalle Re Holdings Limited and Trenwick Group Ltd. Incorporated by reference to Exhibit 10.13 to Trenwick Group Ltd.'s Quarterly
                Report on Form 10-Q for the quarter ended September 30, 2000
                (File No. 1-16089).

           27.1 Financial Data Schedule

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                granting approval for the change in control resulting from the business combination with Trenwick.

                           27   Financial Data Schedule

     (b)   (a)  Reports on Form 8-K during the quarter ended September 30, 2000.

           A report on Form 8-K (Item 8) dated September 18/th/, 2000 and filed on September 25/th/, 2000 reported the change in the Company's year-end from September 30/th/ to December 31st.

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



Date: November 17, 2000    /s/ Guy D. Hengesbaugh
      -----------------    ----------------------
                           Name: Guy D. Hengesbaugh
                           Title: President & Chief Executive Officer



Date: November 17, 2000    /s/ Clare E. Moran
      -----------------    ------------------
                           Name: Clare E. Moran
                           Title: Interim Chief Financial Officer & Treasurer

--------------------------------------------------------------------------------