Form 10-K405
period 2000-12-31
LASALLE RE HOLDINGS LTD
filed 2001-04-02
CIK 1001384

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                                   ---------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 2000.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period to December 31, 2000

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

                                                 Name of Each Exchange
   Title of Each Class                            on Which Registered

Series A Preferred Shares,                  The New York Stock Exchange, Inc.
par value $1.00 per share


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

     There was no voting stock held by non-affiliates on March 17, 2001.

     The number of shares outstanding of each of the issuer's classes of common stock as of March 17, 2001:

          Class                                Outstanding at March 17, 2001
          Common Stock, $1.00 par value                           20,432,043

                          LASALLE RE HOLDINGS LIMITED

                               TABLE OF CONTENTS
Item                                                                 Page Number
----                                                                 -----------

                                    PART I

1.   BUSINESS........................................................   10K-4

2.   PROPERTIES......................................................  10K-18

3.   LEGAL PROCEEDINGS...............................................  10K-19

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  10K-19

                                    PART II

5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
     STOCKHOLDER MATTERS.............................................  10K-19

6.   SELECTED FINANCIAL DATA.........................................  10K-20

7.   MANAGEMENTS' DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
     AND FINANCIAL CONDITION.........................................  10K-21

7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......  10K-29

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  10K-30

9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE........................................  10K-58

                                   PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS................................  10K-58

11.  EXECUTIVE COMPENSATION..........................................  10K-59

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT......................................................  10K-62

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  10K-63

                                    PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
     8-K.............................................................  10K-64

                                    PART I

  Unless the context otherwise requires, references herein to the ``Company'' include LaSalle Re Holdings Limited and its subsidiary, LaSalle Re Limited (``LaSalle Re''), and its subsidiaries LaSalle Re Corporate Capital Ltd. (``LaSalle Re Capital''), LaSalle Re (Services) Limited (``LaSalle Re Services'') and LaSalle Re (Barbados) Ltd. ("LaSalle Re Barbados").


Note On Forward-Looking Statements

  In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company sets forth below cautionary statements identifying important risks and uncertainties that could cause its actual results to differ materially from those that might be projected, forecasted or estimated in its "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Quarterly Report on Form 10-Q and in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, telephone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common shareholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of the Company and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and generally expressed with words such as "believes", "estimates", "expects", "anticipates", "plans", "projects", "forecasts", "goals", "could have", "may have", and similar expressions.

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

- Decreases in interest rates which may cause a reduction of income earned on cash flow from operations and the reinvestment of the proceeds from sales or maturities of existing investments;

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

  In addition to the factors outlined above that are directly related to the Company's businesses, the Company is also subject to general business risks, including, but not limited to, adverse legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees.

  The facts set forth above should be considered in connection with any forward-looking statement contained in this Annual Report on Form 10-K. The important factors that could affect such forward-looking statements are subject to change, and the Company does not intend to update any forward-looking statement or the foregoing list of important factors. By this cautionary note the Company intends to avail itself of the safe harbor from liability with respect of forward-looking statements provided by Section 27A and Section 21E referred to above.


ITEM 1. BUSINESS

General development of the business

  The Company was incorporated in Bermuda in September 1995 to act as an investment holding company for LaSalle Re, which was incorporated in Bermuda in October 1993 and commenced operations on November 22, 1993.

  On September 27, 2000 the Company, LaSalle Re, Trenwick Group Ltd. ("Trenwick") and Trenwick Group Inc. completed a business combination (the "Business Combination"). Under the terms of the Business Combination, the common shareholders of the Company, LaSalle Re and Trenwick Group Inc. exchanged their shares on a one-for-one basis for shares in Trenwick. Following this transaction, the Company became a wholly owned subsidiary of Trenwick.

  In connection with the Business Combination, the Company changed its year end from September 30 to December 31 to be consistent with Trenwick. Consequently, the data presented in the Form 10-K is for the twelve months ended December 31, 2000, the three months ended December 31, 1999 and the twelve months ended September 30, 1999 and 1998.

  Trenwick is the newly formed Bermuda holding company which, including the Company, has five principal operating units. Trenwick America Reinsurance Corporation provides reinsurance to U.S. insurance companies for property and casualty risks. Trenwick International Limited underwrites treaty and facultative reinsurance as well as specialty insurance on a worldwide basis. Canterbury Financial Group Inc. underwrites specialty property and casualty primary insurance programs through managing general agents. Chartwell Managing Agents Limited manages three underwriting syndicates at Lloyds.

  LaSalle Re is a property and casualty reinsurer writing worldwide specialist products with an emphasis on catastrophe cover. Catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. It also seeks to take advantage of pricing opportunities that may occur in other lines of reinsurance. These lines currently include property risk excess, property pro rata treaty, casualty, marine, aviation, satellite, terrorism, and political risk coverages.

  LaSalle Re has three wholly owned subsidiaries: LaSalle Re Services, which acted as a representative office for the Company in the United Kingdom up until the completion of the Business Combination: LaSalle Re Capital, which was incorporated in Bermuda in November 1996 to provide capital support to selected syndicates at Lloyd's. Effective for the 2001 underwriting year at Lloyds, this support has been withdrawn; and LaSalle Re Barbados, which was incorporated in Barbados in 2001 and acts as an investment holding company.


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

  Complete financial information about segments is presented in Note 3 to the Company's consolidated financial statements. The following table sets forth the Company's gross premiums written and number of contracts written by business segment and type of reinsurance for the years indicated (dollars in millions):

                                         Year Ended          Quarter Ended          Year Ended               Year Ended
                                     December 31, 2000     December 31, 1999     September 30, 1999      September 30, 1998
                                    --------------------  --------------------  ---------------------  ----------------------
                                      Gross      Number     Gross      Number     Gross      Number     Gross      Number
                                     Premiums      of      Premiums      of      Premiums      of      Premiums      of
                                     Written   Contracts   Written   Contracts   Written   Contracts   Written    Contracts
                                    ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
Reinsurance segment:
Property catastrophe reinsurance:
  Excess of loss..................     $ 78.1        661      $ 1.0         18     $ 81.4        717      $ 82.7        719
  Pro rata........................        2.5          3          -          -       11.1          8        21.6         10
Other lines of business:
  Property--risk excess and pro
  rata............................        6.4         53        0.5          2        4.9         62        10.5         76
  Casualty........................        2.2         17        0.2          1        6.1         26         5.7         28
  Space, marine and aviation......        3.8         24                              5.4         31         7.4         47
  Miscellaneous...................        3.9         24        1.2          4        4.4         43         6.3         57
Fronted premiums, adjustments,
 reinstatement premiums and no
 claims bonuses...................        4.7        --         4.1         --        3.3         --         0.1         --
                                       ------        ---      -----         --     ------        ---      ------        ---
                                        101.6        782        7.0         25      116.6        887       134.3        937
                                                     ===                    ==                   ===                    ===

Lloyd's segment:
  LaSalle Re Capital..............       28.6                   3.3                  22.4                   21.0
                                       ------                 -----                ------                 ------
     Total........................     $130.2                 $10.3                $139.0                 $155.3
                                       ======                 =====                ======                 ======

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

  The Company writes property catastrophe pro rata reinsurance treaties. In these programs, the Company assumes a specified proportion of the exposure under a portfolio of excess of loss property catastrophe reinsurance contracts written by the ceding reinsurer and receives an equal proportion of the premium received by the cedent. The cedent generally receives a ceding commission, based upon the premiums ceded to the reinsurer, and may also be entitled to receive a profit commission based on the ratio of losses, loss expenses and the reinsurer's expenses to premiums ceded. The Company generally requires that its property catastrophe pro rata contracts have aggregate exposure limits per occurrence on a zonal basis. The Company usually obtains detailed information concerning each underlying contract and the exposures underlying the risks it assumes and, as appropriate, audits the premiums associated with the cessions. However, the Company is dependent upon the cedent's underwriting, pricing and claims administration to yield an underwriting profit.


 Other Lines of Business

  The Company's property risk excess of loss contracts cover a cedent's loss on a single ``risk'' in excess of the cedent's attachment point, rather than covering multiple risks as does property catastrophe reinsurance. A ``risk'' in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy, which the reinsured treats as a single risk. In property pro rata reinsurance treaties, the Company assumes a proportional part of the original premiums and losses of the reinsured on non-catastrophe reinsurance contracts. In property pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and also may include a profit factor.

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


 Fronting arrangements, adjustment premiums, reinstatement premiums and no claims bonuses

  Fronting is an arrangement whereby the Company issues a contract on a risk for, and at the request of, the insured with the intent of reinsuring the entire risk with another reinsurer. The risk assumed by the Company is primarily credit risk. During the year ended December 31, 2000, the Company provided fronting arrangements for three reinsurers, of which two had claims paying ratings of ``A-'' from Standard & Poor's Ratings Services (``S&P'') and the other had a rating of ``A'' from A.M. Best Company (``A.M. Best'').

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

  Some excess of loss contracts contain a no claims bonus clause. Where no claim is made under the contract, the ceding company is entitled to a pre-determined return premium, which is referred to as a ``no claims bonus''. A liability for the ``no claims bonus'' is established at the same time the gross written premium is recorded. If a loss occurs, the no claims bonus is reversed in the period in which the loss is reported to the Company.

 Lloyd's segment

  The Company formed LaSalle Re Capital to provide capital support on an underwriting year basis to selected Lloyd's syndicates. These syndicates individually write the following lines of business: direct and facultative property insurance; marine insurance and reinsurance; and professional indemnity, directors and officers' insurance and bankers blanket bond business. Following the Business Combination, the Company withdrew its capital support for the 2001 underwriting year. This decision is in line with the Company's strategy of returning to its core business of property catastrophe reinsurance.

  The Company has provided capital support to three syndicates for the 2000, 1999 and 1998 underwriting years of approximately $21.8 million ((Pounds)14.6 million), $31.9 million ((Pounds)19.4 million) and $27.4 million ((Pounds)16.8 million), respectively. Through this support and as at December 31, 2000, the Company has written gross premiums of approximately $17.1 million for the 2000 underwriting year, approximately $31.6 million for the 1999 underwriting year and approximately $23.0 million for the 1998 underwriting year. Capital support does not necessarily equate to premium income, due to different levels of capital utilization by the syndicates. LaSalle Re Capital provides capital support to the syndicates through letters of credit totaling (Pounds)9.8 million ($16.1 million). During the year ended December 31, 2000 the 1997 underwriting year on which LaSalle Re Capital participated was closed and settled. The net result from the 1997 underwriting year was a loss of $3.5 million to the Company. The Company is not providing any capital support to Lloyd's syndicates for the 2001 underwriting year.

 Geographic Diversification

  The Company seeks to diversify its property catastrophe exposures across geographic zones in order to optimize its spread of risk. For the year ended December 31, 2000, excluding the premiums written by LaSalle Re Capital, fronted premiums, adjustment premiums, reinstatement premiums and no claims bonuses, 53% of the Company's gross premiums written represented U.S.-based risks. Within the United States, the Company's largest exposure on a zonal basis is the West Coast, including Hawaii and Alaska. The remaining 47% of gross premiums written was spread in other territories around the world. This distribution of risk is subject to change and is dependent upon rates available in various zones. As a result of long-term relationships between the Company's management and certain clients and brokers, the Company has developed a strong base of regional business in the U.S. This business assists the Company in diversifying its U.S.- based risks and makes more efficient use of its capital by limiting multi-zone exposures. In the year ended December 31, 2000, this regional business represented a significant component of the Company's U.S.-based gross premiums written.

     The following table sets forth the percentage of the Company's gross premiums written allocated to the zone of exposure at the dates indicated (dollars in millions):


                                               Year Ended           Quarter Ended           Year Ended              Year Ended
Geographic Area                             December 31, 2000     December 31, 1999     September 30, 1999     September 30, 1998
---------------                           ---------------------  ---------------------  ---------------------  ---------------------
                                                    Percentage             Percentage             Percentage             Percentage
                                           Gross     of Gross     Gross     of Gross     Gross     of Gross     Gross     of Gross
                                          Premiums   Premiums    Premiums   Premiums    Premiums   Premiums    Premiums   Premiums
                                          Written     Written    Written     Written    Written     Written    Written     Written
                                          --------  -----------  --------  -----------  --------  -----------  --------  -----------
United States...........................    $ 51.4        53.0%     $ 0.7        24.1%    $ 60.1        53.0%    $ 64.4        48.0%
Europe (excluding the U.K.).............       4.8         5.0          -           -        9.5         8.4       14.4        10.7
United Kingdom..........................       7.0         7.2        0.1         3.5        9.8         8.6       11.7         8.7
Japan...................................       4.9         5.1        0.4        13.8        2.9         2.6        3.2         2.4
Australasia.............................       3.0         3.1        0.2         6.9        4.5         4.0        3.3         2.5
Worldwide(1)............................      16.8        17.3        1.2        41.4       14.1        12.4       21.8        16.2
Worldwide (excluding the U.S.)(2).......       2.9         3.0          -           -        5.4         4.8        7.5         5.6
Other...................................       6.1         6.3        0.3        10.3        7.0         6.2        7.9         5.9
                                            ------       -----      -----       -----     ------       -----     ------       -----
                                              96.9       100.0%       2.9       100.0%     113.3       100.0%     134.2       100.0%
                                                         =====                  =====                  =====                  =====
LaSalle Re Corporate Capital............      28.6                    3.3                   22.4                   21.0
Fronted premiums, adjustments,
 reinstatement premiums and no claims
 bonuses................................       4.7                    4.1                    3.3                    0.1
                                            ------                  -----                 ------                 ------
  Total.................................    $130.2                  $10.3                 $139.0                 $155.3
                                            ======                  =====                 ======                 ======

(1) The category ``Worldwide'' consists of contracts that cover more than one zone, at least one of which is in the U.S.

(2) The category ``Worldwide (excluding the U.S.)'' consists of contracts that cover more than one zone (none of which is in the U.S.). The exposure in this category for business written to date is predominantly from Europe and Japan.


 Program Limits

     Property catastrophe reinsurance is usually arranged in a series of layers, which form an individual program. The Company may write one or more of these layers with each layer constituting a separate contract. The following table sets forth the number of the Company's property catastrophe excess of loss programs written in the year ended December 31, 2000 by aggregation of program limits:

                                                                    December 31, 2000
                                                                        Number of
                                                                        Programs
                                                                    -----------------
      Greater than $30 million but less than $40 million........                 1
      $25-30 million............................................                 2
      $20-25 million............................................                 6
      $15-20 million............................................                 5
      $10-15 million............................................                14
      $7.5-10 million...........................................                19
      $5-7.5 million............................................                39
      $2.5-5 million............................................                75
      Less than $2.5 million....................................                83
                                                                               ---
         Total..................................................               244
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

     The Company sets limits on its aggregate loss exposure and uses various methods to evaluate and monitor its exposure to loss. The Company diversifies its property catastrophe exposures worldwide and within each geographic zone and also maintains exposure limits within each geographic zone. Aggregate exposures also are controlled and monitored on a real-time basis using computer-based rating and control systems. The Company participates at attachment levels that are expected to exceed normal loss frequency. In addition, the Company regularly re-evaluates its pricing to ensure that the terms and conditions of its business are competitive within the market.

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

     The Company uses proprietary modeling systems as well as commercially available catastrophe simulation models to estimate exposure to loss and evaluate the pricing adequacy of its reinsurance programs. These models are also used in the monitoring of aggregate exposures within geographic zones.

     The commercially available models include: (1) AIR-CATRADER 3.8, which uses market share data derived from zip code and/or county aggregate data to develop individual contract and portfolio loss scenarios and (2) RMS-Risklink 4.1, which derives portfolio loss scenarios based on detailed risk location data provided by the primary insurer.

     The results of all analyses are measured against the Company's current portfolio and other available external market information; and, it is combined with management's knowledge of the client and the current reinsurance market environment. Pricing and participation decisions are then made based on the estimated exposure of losses and the potential impact of each contract on marginal return on equity. In addition, the underwriting of all new exposures is reviewed by the Chief Underwriting Officer of the Company.

     On October 1, 1998 the Company entered into an Underwriting Support Services Agreement with CNA Re Services Company ("CRSC") and CNA Bermuda. Under the Underwriting Support Services Agreement, which expires on September 30, 2001, CRSC provides underwriting support services to the Company on a daily or hourly fee basis when and as requested by the Company. The Company pays CNA Bermuda a $0.3 million annual retainer, which is credited against CRSC's daily or hourly fees and associated travel expenses. In recognition of the contribution made by CNA Bermuda to the development of the Company's business, the Company has agreed, subject to certain conditions, to pay CNA Bermuda, during the term of the Underwriting Support Services Agreement, an underwriting profit commission of 1.67% of the aggregate net underwriting profits of LaSalle Re for each fiscal year for which LaSalle Re's loss ratio was 70% or less. Subsequent to the Business Combination, the Company has not used, and does not intend to use, the support services provided under the Underwriting Support Services Agreement.


Reinsurance Protection Purchased

     The Company utilizes various reinsurance protections to reduce its exposure to large losses.

     The Company purchased an excess of loss program which provided coverage of $75.0 million in excess of the first $75.0 million of losses per occurrence for a first loss event and $60.0 million excess of $75.0 million per occurrence on the second loss event and $52.5 million excess of $125.0 million per occurrence on the third loss event over a three-year period ended December 31, 2002 subject to a maximum aggregate recovery of $187.5 million. This contract was cancelled effective December 31, 2000. The coverage was provided by a company that held a claims paying ability rating of ``AA'' from S&P.

     In addition, the Company had a three year quota share arrangement with CNA, which incepted April 1, 1999 and was canceled effective December 31, 2000. The Company ceded an adjustable proportion of U.S. property catastrophe premium, net of acquisition costs, to the arrangement, which was negotiated on normal commercial terms and included an override commission and profit commission payable to the Company. CNA has a claims paying ability rating of ``A+'' from S&P.

      Although the above coverages have been canceled, at the end of 2000, the Company will seek to purchase other coverages to reduce its exposure to large losses in future years.

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

     In addition, as part of the Company's capital protection strategy, the Company utilized a Catastrophe Equity Put (``CatEPut'') option program since July 1, 1997. The CatEPut option was a capital replacement tool that enabled the Company to put a pre-arranged amount of equity, through the issue of convertible preferred shares to the option writers at pre-negotiated terms, in the event of a major catastrophe or series of large catastrophes that cause substantial losses to the Company or its subsidiaries. After the Business Combination with Trenwick, although the CatEPut remained in effect with the same triggers, the issuer of the convertible preferred shares changed from LaSalle to the publicly traded Trenwick.


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

     Subsidiaries and affiliates of Aon Corporation (collectively, ``Aon'') were brokers for 23.3% and 18.1% of the Company's gross written premiums in the years ended December 31, 2000 and September 30, 1999, respectively. Guy Carpenter & Company, Inc., together with its affiliates, generated 19.8% and 20.6% of the Company's gross premiums written for the years ended December 31, 2000 and September 30, 1999, respectively. No other broker accounted for more than 10% of the Company's gross premiums written for the years ended December 31, 2000 and September 30, 1999.

     Consistent with its emphasis on disciplined underwriting practices, the Company was not obligated to accept any business from Aon or CNA. No intermediary has the authority to bind the Company on any business.


Reserves

     The Company establishes loss reserves for the estimated ultimate settlement costs of all losses and loss expenses incurred with respect to business written by it. United States generally accepted accounting principles (``GAAP'') do not permit the Company to establish reserves with respect to its property catastrophe reinsurance until an event occurs that may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses.

     The derivation of loss reserves involves the actuarial and statistical projection at any given time of the Company's expectations of the ultimate settlement of loss and loss expenses. These loss projections become necessary, primarily, as a result of time lags associated with reinsurance loss reporting. These lags are principally attributable both to claimant delays in reporting to the primary carrier as well as primary and reinsurance company delays in gathering statistics and subsequently reporting cession details to the Company. As a result, in addition to the loss estimates reported by primary insurers on known claims, actuarially projected estimates of reserves applicable to both the development (growth) of known claims as well as the emergence of new claims reports related to loss events which have been incurred but not reported (``IBNR losses'') prior to the evaluation date must be developed. In addition to the impact of reporting lags upon the accuracy of estimated loss liabilities, other factors have significant impact upon the ultimate settlement of insured losses, including loss cost inflation, trends in the amount of insurance purchased to the full value of insured properties and trends in the size and demographics of insured populations. Loss reserve estimates are not precise in that they necessarily involve an attempt to predict the ultimate outcome of future loss reporting and settlement activities.

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

     The reserves are prepared quarterly by the Company's actuary and reviewed by the Company's executive officers and, since the Business Combination, the Chief Actuary of Trenwick. To the extent that reserves develop upward or downward, the results are reflected in the net income in the period in which the reserve deficiency or redundancy is evaluated. There can be no assurance that the final loss settlements will not exceed the Company's loss reserve and have a material adverse effect upon the Company's financial condition and results of operations in a particular period.

Investments

  Composition of Portfolio

     The Company has implemented a set of investment guidelines designed to meet its liquidity requirements and return objectives. The guidelines are intended to be conservative, stressing preservation of principal, yield enhancement through the identification of value and market inefficiencies, market liquidity and risk reduction. The primary objective of the investment portfolio, as set forth in the guidelines, is to maximize investment returns consistent with these policies.

     The following table summarizes the composition of the Company's investment portfolio as of December 31, 2000 and 1999 (dollars in millions):

                                                                                          December 31,
                                                                         ----------------------------------------------
                                                                                 2000                    1999
                                                                         -------------------      ---------------------
                                                                           Fair        % of        Fair        % of
      Type of Investment                                                   Value      Total        Value      Total
      -------------------                                                ---------  --------      ---------  ----------
      Fixed maturities:
         Non-U.S. government bonds and agencies........................     $ 57.6        11.5%     $141.1        25.2%
         U.S. government bonds and agencies............................      100.9        20.2        30.4         5.4
         Corporate bonds...............................................      283.1        56.7       235.2        42.0
         Other debt....................................................       19.9         4.0         5.0         0.9
                                                                            ------       -----      ------       -----
            Subtotal...................................................      461.5        92.4       411.7        73.5
         Short term investments                                               15.0         3.0       128.0        22.9
         Cash and cash equivalents.....................................       23.2         4.6        19.9         3.6
                                                                            ------       -----      ------       -----
            Total cash and investments.................................     $499.7       100.0%     $559.6       100.0%
                                                                            ======       =====      ======       =====


  Quality of Portfolio

     The Company's investment guidelines restrict investments in securities below an ``AA'' grade rating to 20% of the total portfolio, including managed cash and cash equivalents, and permit only 10% of the total portfolio to be invested in securities having a ``BBB'' grade rating. The guidelines also allow up to $15 million to be invested in risk based investments such as catastrophe bonds. These bonds may carry a rating below ``BBB''. In addition, the guidelines restrict investments in a single issuer to no greater than 5% of the market value of the portfolio (except for U.S. and U.K. Government issues) and, with respect to country of issue, to no greater than 25% of the market value of the portfolio, except for U.S. and supernational borrowers.

     The following table summarizes the composition of the Company's fixed maturity portfolio by rating as assigned by S&P or Moody's Investors Services Inc. (``Moody's'') as of December 31, 2000 and 1999 (dollars in millions):

                                                                       December 31,
                                                        ----------------------------------------
                                                               2000                  1999
                                                        -------------------   ------------------
                                                          Fair      % of        Fair      % of
                 Rating                                  Value      Total      Value      Total
                 ------                                 --------  ---------   --------  --------
                 AAA..................................    $210.1       45.5%    $152.4       37.0%
                 AA...................................     134.7       29.2      147.2       35.8
                 A....................................      87.2       18.9       94.8       23.0
                 BBB..................................      14.4        3.1       12.3        3.0
                 BB...................................      15.1        3.3        5.0        1.2
                                                          ------      -----     ------      -----
                                                          $461.5      100.0%    $411.7      100.0%
                                                          ======      =====     ======      =====

  Maturity and Duration of Portfolio

     The Company's investment guidelines specify a one to four year duration for the Company's investment portfolio, reflecting the need to maintain a liquid, short duration portfolio to assure the Company's ability to pay claims on a timely basis. The Company currently has a target duration for the portfolio of three years and, at December 31, 2000, the modified average duration of the portfolio was 2.9 years. The Company expects to periodically re-evaluate the target duration in light of market conditions, including the level of interest rates, and estimates of the duration of its liabilities.

     The following table summarizes the contractual maturities of the Company's fixed maturity portfolio as of December 31, 2000 and 1999 (dollars in millions):


                                                                   December 31,
                                                    -----------------------------------------
                                                          2000                  1999
                                                    -------------------   -------------------
                                                      Fair      % of        Fair      % of
            Rating                                   Value      Total      Value      Total
            -------                                 --------  ---------   --------  ---------
            Due in less than one year.............    $ 73.2       15.9%    $ 57.9       14.1%
            Due in one to five years..............     304.4       66.0      285.3       69.3
            Due in five to ten years..............      74.1       16.0       68.5       16.6
            Greater than ten years................       9.8        2.1         --         --
                                                      ------      -----     ------      -----
                                                      $461.5      100.0%    $411.7      100.0%
                                                      ======      =====     ======      =====


  Equity Securities/Real Estate

     Pursuant to the Company's investment guidelines, the Company's investment portfolio may not contain any direct investments in real estate, mortgage loans or equity securities.


  Foreign Currency Exposures

     As at December 31, 2000 all of the Company's fixed maturity portfolio was denominated in U.S. dollars. The investment guidelines allow up to 5% of the market value of the portfolio at the time of purchase to be invested in hedged international bonds. Under this type of investment, the currency risk is negated through the use of forward contracts with the Company only being exposed to the interest rate risk on the bond purchased.

     In an effort to manage other areas of exposure to foreign currency exchange rate fluctuations, the Company may from time to time enter into foreign exchange contracts. These contracts generally involve the exchange of one currency for U.S. dollars at some future date. At December 31, 2000 and 1999, the Company had no principal amounts outstanding under foreign exchange contracts. See ``Quantitative and Qualitative Disclosure About Market Risk.''


  Investment Manager

     LaSalle Re entered into an investment management agreement (the ``Investment Management Agreement'') with Aon Advisors (UK) Limited (``Aon Advisors'') which terminated December 31, 2000. Pursuant to the terms of the Investment Management Agreement, the Company paid Aon Advisors a flat fee equal to 0.16375% per annum of the assets under management. The terms of the Investment Management Agreement were determined in arm's length commercial negotiations and the fees paid to Aon were reviewed by the Company's Investment Committee prior to the Business Combination. Effective January 1, 2001 the Company appointed Wellington Management Company LLP to act as its investment manager.

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

     LaSalle Re currently has a rating of ``A'' (Excellent) from A.M. Best, which represents the fourth highest in the rating scale used by A.M. Best. Following the Business Combination with Trenwick, LaSalle Re's claims paying ability rating from S&P of ``A-'', was raised to ``A+'' in line with the S&P rating of the other Trenwick companies. This represents the third highest in the rating scale used by S&P. These ratings are based on factors of interest to cedents and brokers and are not directed toward the protection of investors. These ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. Insurance ratings are one factor used by brokers and cedents as a means of assessing the financial strength and quality of reinsurers. In addition, a cedent's own rating may be adversely affected by the lack of a rating of its reinsurer. Therefore, a cedent may elect to reinsure with a competitor of the Company that has a higher insurance rating. Similarly, the lowering or loss of a rating in the future could adversely affect the Company's ability to compete.

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


Employees

     As of March 1, 2000, the Company employed 27 people. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements, and the Company knows of no current efforts to implement such agreements at the Company.


Regulation and Tax Matters

  Bermuda

     The Insurance Act 1978, as amended, and related regulations (the ``Insurance Act''). As a holding company, the Company is not subject to Bermuda insurance regulations. However, LaSalle Re and LaSalle Re Capital are regulated by the Insurance Act, which provides that no person shall carry on an insurance business in or from within

Bermuda unless registered as an insurer under the Insurance Act by the Minister of Finance. Under the Insurance Act, insurance business includes reinsurance business. The Minister, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister may impose at any time.

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

     Statutory Financial Statements. An insurer must prepare statutory financial statements annually. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements, which include, in statutory form, a balance sheet, income statement, statement of capital and surplus and detailed notes thereto. The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act 1981 of Bermuda (the ``Companies Act''), which financial statements may be prepared in accordance with GAAP. LaSalle Re is required to submit the statutory financial statements as part of the annual statutory financial return. However, the statutory financial statements and the statutory financial return do not form part of the public records maintained by the Registrar.

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

     Minimum Solvency Margin. The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin, which varies with the type of business and class of registration of the insurer and the insurer's net premiums written and loss reserve level. As a registered Class 4 insurer, LaSalle Re is required to maintain a minimum solvency margin equal to the greatest of (1) $100 million, (2) 50% of its net premiums written (without deducting more than 25% of gross premiums written when computing net premiums written) and (3) 15% of its loss and other certain insurance reserves. At December 31, 2000, LaSalle Re's actual statutory capital and surplus was $453.8 million, compared to its minimum solvency margin requirement of $100 million.

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

     Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of LaSalle Re is at the Company's offices at 25 Church Street, Hamilton HM 12 Bermuda, and Clare E. Moran is the principal representative of LaSalle Re. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that a reportable ``event'' has occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to him. Examples of such a reportable ``event'' include failure by the reinsurer to comply substantially with a condition imposed upon the reinsurer by the Minister relating to a solvency margin or a liquidity or other ratio.

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

     Certain Other Considerations. As ``exempted'' companies, the Company, LaSalle Re and LaSalle Re Capital may not, without the express authorization of the Bermuda legislature or a license granted by a Minister, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (except that required for its business and held by way of lease or tenancy agreement for a term not exceeding 50 years or that used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Minister for a term not exceeding 21 years); (2) the taking of mortgages on land in Bermuda in excess of $50,000; or (3) the carrying on of business of any kind in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of business carried on outside Bermuda.

     The Bermuda government encourages foreign ``entities'' like the Company that are based in Bermuda but do not operate in competition with local businesses. As well as having no restrictions on the degree of non-Bermudian ownership, the Company, LaSalle Re and LaSalle Re Capital are not currently subject to taxes on their income or dividends or to any foreign exchange controls in Bermuda. In addition, there currently is no capital gains tax in Bermuda, and profits can be accumulated by the Company, LaSalle Re and LaSalle Re Capital, as required, without limitation under general Bermuda law.

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


  LaSalle Re Capital

     LaSalle Re Capital became a Corporate Member of Lloyd's in December 1996 and commenced underwriting effective January 1, 1997. LaSalle Re Capital is only licensed to carry on business related to Lloyd's. As a Corporate Member, LaSalle Re Capital is subject to the regulatory jurisdiction of the Council of Lloyd's (the ``Council''). Unlike other financial markets in the U.K., Lloyd's is not currently subject to direct U.K. government regulation under The Financial Services Act of 1986 (although this position is due to change as explained below). Instead, Lloyd's is self regulating by virtue of The Lloyd's Act of 1982, through bye-laws, regulations and codes of conduct prescribed by the Council, which governs the market. Under the Council, there are two boards, the Market Board and the Regulatory Board. The Market Board is led by working members of the Council and is responsible for strategy and policy signing. The Regulatory Board is responsible for the regulation of the market, compliance and the protection of policyholders.

     As a Corporate Member of Lloyd's, LaSalle Re Capital is required to file audited financial statements and an annual return, which is part of the annual declaration of compliance process. The annual declaration of compliance sets out the financial position of the Corporate Member and confirms details of its directors and controllers. In addition, LaSalle Re Capital is required to file an audited solvency return either confirming the value of funds at

Lloyd's (``FAL'') held by the member as at the previous December 31, or that it held no FAL at that date. Lloyd's will compare the value of a Corporate Member's FAL derived from the solvency return with its underwriting assets and liabilities as reported by the syndicates on which it participates. Where a negative solvency position is disclosed, the Corporate Member is required to provide sufficient additional funds to cover the shortfall.

     Regulation of the Lloyd's market is due to change, once the Financial Services and Markets Bill (the ``Bill'') has been enacted. The Bill will implement substantial reform of the regulation of the entire financial services industry in the United Kingdom and includes provision for the regulation by the new Financial Services Authority (the ``FSA'') of the Society of Lloyd's itself and the Lloyd's market. When the Bill becomes law, the regulatory functions currently carried out by the Council will be split into two categories: those that will in future be carried out directly by the FSA and those in respect of which the FSA will require Lloyd's to continue to exercise its powers under FSA direction. Within the latter category will be the prudential supervision of Lloyd's insurance business by the fixing and monitoring of compliance with solvency requirements. In relation to this and other areas of delegated authority, the FSA will require Lloyd's to exercise its powers under the supervision of, and in accordance with standards and guidance to be prescribed by, the FSA and will monitor Lloyd's to ensure that it does so.

     Under the terms of its license as a ``member of a recognised association of underwriters'' under the Bermuda Insurance Act, LaSalle Re Capital is required to meet and maintain the solvency requirements of Lloyd's. LaSalle Re Capital is also required to send to the Bermuda Registrar of Companies, within 30 days after submission of the annual solvency return and declaration of compliance to Lloyd's, a copy of those documents together with a copy of the audited annual statements of each of the syndicates in which LaSalle Re Capital participates. Further, LaSalle Re Capital must also appoint and maintain a principal representative in Bermuda.


  United States, United Kingdom and Other

     LaSalle Re is registered as an insurer and is subject to regulation and supervision in Bermuda. LaSalle Re is not admitted or authorized to do business in any jurisdiction except Bermuda. The insurance laws of each state of the United States do not directly regulate the sale of reinsurance within their jurisdictions by alien insurers, such as LaSalle Re. Nevertheless, the sale of reinsurance by alien reinsurers, such as LaSalle Re, to insurance companies domiciled or licensed in United States jurisdictions is indirectly regulated by state ``credit for reinsurance'' laws that operate to deny financial statement credit to ceding insurers unless the non-admitted alien reinsurer posts acceptable security for ceded liabilities and agrees to prescribed contract provisions, such as insolvency and intermediary clauses. The Company conducts its business at its principal offices in Bermuda and does not maintain an office in the United States, and its personnel do not solicit, advertise, settle claims or conduct other insurance activities in the United States. All policies are issued and delivered and premiums are received outside the United States. The Company does not believe that it is subject to the insurance laws of any state in the United States. From time to time, there have been congressional and other initiatives in the United States regarding the supervision and regulation of the insurance industry, including proposals to supervise and regulate alien reinsurers. While none of these proposals have been adopted to date on either the federal or state level, there can be no assurance that federal or state legislation will not be enacted subjecting the Company to supervision and regulation in the United States, which could have a material adverse effect on the Company. In addition, no assurance can be given that if the Company were to become subject to any laws of the United States or any state thereof or of any other country at any time in the future, it would be in compliance with such laws.

     LaSalle Re does not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require that LaSalle Re be so admitted.


ITEM 2. PROPERTIES

     The Company's executive offices, which are leased, are located in approximately 10,000 square feet of office space in Hamilton, Bermuda. Management believes the Company's current office space is adequate for its needs.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are at times party to various legal proceedings generally arising in the normal course of its business. The Company does not believe that the eventual outcome of any such proceeding will have a material effect on its financial condition or business. Pursuant to the Company's reinsurance arrangements, disputes are generally required to be finally settled by arbitration.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth fiscal quarter of the calendar year ended December 31, 2000.


                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     Following the Business Combination with Trenwick, the Company's Common Shares, which were quoted on The New York Stock Exchange under the symbol ''LSH'', were delisted. There is no established public trading market for the Company's Common Shares, all of which are owned by Trenwick.

     The Company paid a quarterly dividend of $0.75 per share during each of the quarters of fiscal 1998. In fiscal 1999 the Company paid a quarterly dividend of $0.375 for the first three quarters of the year. No dividends were paid by the Company in fiscal 2000.

ITEM 6.  SELECTED FINANCIAL DATA

  Expressed in thousands of United States Dollars, except per share and operational data. The 2000 year relates to December 31 year end and the 1999, 1998, 1997 and 1996 years relates to September 30 year end. The 1999 period relates to the quarter ended December 31, 1999.

                                         2000 Year      1999 Period      1999 Year     1998 Year     1997 Year     1996 Year
                                       -------------  ---------------  -------------  ------------  ------------  ------------

Statement of Income Data
Gross premiums written                     $130,163      $    10,307   $   139,010    $   155,316   $   171,386   $   190,151
Net premiums earned                         108,096           30,391       126,615        154,620       163,933       195,141
Net investment income (including
 realized gains and losses)                  39,132            8,588        34,462         39,863        33,664        26,428

Claims and claims expenses incurred          80,586           46,642       131,147         95,539        31,199        51,477
Policy acquisition costs                     21,270            5,878        19,844         22,661        26,018        27,268
Underwriting expenses                        13,342            4,533        13,733          8,932        12,656        11,114
Income (loss)  before minority
 interest                                    24,104          (19,831)       (5,679)        65,232       121,468       129,451

Minority interest(1)                            839           (4,990)       (2,845)        13,426        24,391        47,966
Net income (loss)                            23,265          (14,841)       (2,834)        51,806        97,077        81,485
Earnings (losses) per Common Share -
 assuming dilution(2)                  Not required           ($1.06)       ($0.60)   $      2.68   $      5.14   $      5.40

Adjusted weighted average number of
 Common Shares outstanding(3)          Not required       15,603,503    20,213,555     20,919,405    22,998,936    23,967,870

Dividends declared per Common
Share                                      $   0.07      $      0.00   $     1.125    $      3.00   $      2.84   $      0.75

Other Data
Loss ratio                                     74.6%           153.5%        103.6%          61.8%         19.0%         26.4%
Expense ratio                                  32.0%            34.3%         26.5%          20.4%         23.6%         19.6%
Combined ratio                                106.6%           187.8%        130.1%          82.2%         42.6%         46.0%
Return on average equity(4)                     4.6%       not meaningful    (2.84%)         13.0%         25.4%         29.2%

Balance Sheet Data (at end of period)
Total investments and cash                 $499,666      $   559,591   $   556,976    $   606,757   $   553,043   $   537,504
Total assets                                725,495          726,168       736,107        757,290       686,088       634,374
Reserve for losses and loss expenses        174,763          190,352       146,552         97,942        45,491        49,875
Minority interest                                 -           86,906        93,055        105,569        93,355       179,470
Total shareholders' equity                  464,091          361,960       382,197        430,053       425,226       307,448
Book value per share(5)                    $  19.04      $     18.39   $     19.69    $     23.39   $     23.23   $     21.42

----------------------------------------
(1) Minority interest represents those shares in LaSalle Re Limited that were held as Exchangeable Non-Voting Shares. These shares were exchangeable, at the option of the holder, for Common Shares of the Company on a one-for-one basis. These shares were exchanged for Trenwick Common Shares on a one-for-one basis following the Business Combination.
(2) Earnings per Common Share equals income before minority interest and after preferred dividends declared and in arrears divided by the adjusted weighted average number of Common Shares outstanding.
(3) The adjusted weighted average number of Common Shares outstanding include Common Shares and the Exchangeable Non-Voting Shares and the dilutive effect of stock options and stock appreciation rights using the treasury stock method.
(4) Return on average equity is calculated by dividing net income before minority interest and after preferred dividends declared and in arrears by the average of the opening and closing sum of common shareholders' equity and minority interest. The adjustment in respect of minority interest reflected the exchangeable nature of the Exchangeable Non-Voting Shares.
(5) Book value per share is based on the sum of closing common shareholders' equity and minority interest divided by Common Shares and Exchangeable Non-Voting Shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion highlights material factors affecting the Company's results of operations for the three years ended December 31, 2000, September 30, 1999 and September 30, 1998. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company contained in Item 8 of this Form 10-K.

For a discussion of the results of the Company's business segments see note (3) to the consolidated financial statements.


Results of Operations


Year Ended December 31, 2000 and Year Ended September 30, 1999

                                                     2000 Year              1999 Year               Change
                                                 -----------------      -----------------      ----------------
                                                                         (in thousands)
Underwriting loss                                         $(7,102)              $(38,109)              $31,007
Net investment income                                      37,444                 33,847                 3,597
Interest expense                                           (1,173)                (1,714)                  541
Corporate expenses                                         (3,255)                  (788)               (2,467)
                                                          -------               --------               -------
Operating income (loss)                                    25,914                 (6,764)               32,678
Net realized investment (losses) gains                     (1,688)                   615                (2,303)
Goodwill accretion                                            122                      0                   122
Foreign currency (losses) gains                              (244)                   470                  (714)
                                                          -------               --------               -------
Income (loss) before minority interest                     24,104                 (5,679)               29,783
Minority interest in net (income) loss of                    (839)                 2,845                (3,684)
 subsidiary
Dividends on preferred stock                               (6,563)                (6,563)                    -
                                                          -------               --------               -------
Net income (loss) available to common                     $16,702               $ (9,397)              $26,099
 shareholders                                             =======               ========               =======


  Operating income of $25.9 million in 2000 represented a $32.7 million increase over the operating loss of $6.8 million recorded in fiscal year 1999. This improvement was principally due to better underwriting results in 2000, which was due to a decrease in losses incurred. The effect of the improved underwriting performance primarily generated the increase in net income of $26.1 million.


Underwriting income (loss)

                                                    2000 Year                1999 Year                  Change
                                               -------------------      -------------------      --------------------
                                                                           (in thousands)
Net premiums earned                                     $ 108,096                $ 126,615                 $(18,519)
                                                        ---------                ---------                 --------

Claims and claims expenses incurred                       (80,586)                (131,147)                  50,561
Acquisition costs and underwriting expenses               (34,612)                 (33,577)                  (1,035)
                                                        ---------                ---------                 --------
Total underwriting costs and expenses                    (115,198)                (164,724)                  49,526
                                                        ---------                ---------                 --------
Net underwriting loss                                   $  (7,102)               $ (38,109)                $ 31,007
                                                        =========                =========                 ========

Loss ratio                                                   74.6%                   103.6%                   (29.0%)
Underwriting expense ratio                                   31.9%                    26.5%                     5.4%
Combined ratio                                              106.5%                   130.1%                   (23.6%)

  The underwriting loss of $7.1 million in 2000 represented a $31.0 million decrease compared to the underwriting loss of $38.1 million in the 1999 fiscal year. The underwriting loss in 2000 included both losses of

$60.2 million on current year loss events and additions to prior years' reserves of $20.4 million. The underwriting results for the 1999 fiscal year included both losses of $82.5 million relating to current year events and additions to prior year loss reserves of $48.6 million.

  The decrease in the combined ratio in 2000 compared to fiscal year 1999 resulted primarily from an improvement in the loss ratio due to lower catastrophe losses in the 2000 year and reduced additions to prior year loss reserves.


Premiums written

  Gross premiums written for 2000 were $130.2 million compared to $139.0 million for the 1999 fiscal year, a decrease of $8.8 million or 6%. Details of gross premiums written are provided below.

                                                     2000 Year             1999 Year                Change
                                                 ----------------      ----------------      -------------------
                                                                         (in thousands)
Worldwide property catastrophe reinsurance               $101,570              $116,621                $(15,051)
Lloyd's syndicates
 runoff                                                    28,593                22,389                   6,204
                                                         --------              --------                --------
Total                                                    $130,163              $139,010                $ (8,847)
                                                         ========              ========                ========

  The decrease in worldwide property catastrophe reinsurance gross premium writings for 2000 compared to the 1999 fiscal year resulted primarily from the non-renewal of certain accounts following a re-evaluation of LaSalle Re Limited's worldwide aggregate exposures. The most significant reduction in aggregate exposures came from a reduction in accounts covering European risks.

  The increase in Lloyd's gross written premiums for 2000 compared to the 1999 fiscal year primarily arose from new information concerning premium estimates for the 1999 and 1998 underwriting years of account. All of the Lloyd's business underwritten by the Company prior to the combination with Trenwick has not been renewed as of December 31, 2000 and has been classified as runoff. Trenwick continues to be involved in Lloyd's business through other subsidiaries.


Premiums earned

                                                  2000 Year               1999 Year                Change
                                             -------------------      -----------------      -------------------
                                                                       (in thousands)
Gross premiums written                                 $130,163               $139,010                 $ (8,847)
Change in gross unearned premiums                         9,966                  6,070                    3,896
                                                       --------               --------                 --------
Gross premiums earned                                   140,129                145,080                   (4,951)
                                                       --------               --------                 --------

Premiums ceded                                          (31,631)               (28,191)                  (3,440)
Change in premiums ceded                                   (402)                 9,726                  (10,128)
                                                       --------               --------                 --------
Amortized ceded premiums                                (32,033)               (18,465)                 (13,568)
                                                       --------               --------                 --------
Net premiums earned                                    $108,096               $126,615                 $(18,519)
                                                       ========               ========                 ========

  Gross premiums ceded for 2000 were $31.6 million compared to $28.2 million for the 1999 fiscal year. The increase in amortized ceded premiums of $13.6 million was primarily attributable to a full year's cessions to the CNA property catastrophe quota share arrangement in 2000. The facility originally incepted April 1, 1999. In addition the Company also purchased several new protections in 2000.

  Net premiums earned in 2000 were $108.1 million compared to $126.6 million for the 1999 fiscal year. The decrease in net premiums earned is commensurate with the increase in amortized ceded premiums.

Claims and claims expenses

  Claims and claims expenses for 2000 were $80.6 million, a decrease of $50.6 million compared to claims and claims expenses of $131.1 million for the 1999 fiscal year. The reduction in claims and claims expenses incurred was due to a reduced number of catastrophe losses in 2000 and a reduction in prior year reserve strengthening. Claims and claims expenses incurred in 2000 included $6.5 million of catastrophe losses relating to U.K. floods and an increase of $20.4 million in prior period occurrences, principally losses relating to two storms, Martin and Anatol, which hit Europe in late December 1999.

    During the 1999 fiscal year, claims and claims expenses incurred included $25.6 million in losses from various catastrophes including Hurricane Floyd, the Australian hailstorm and Oklahoma tornadoes. During the same year, the Company recorded additions to prior year reserves of $14.0 million in respect of Hurricane Georges, which occurred in September 1998, due to an increase in market estimates of the damage caused by the hurricane. The Company also incurred $16.0 million of additional reserves in the 1999 fiscal year following the completion of an evaluation of its catastrophe reserving methodology. In addition, the Company recorded approximately $14.0 million of additional reserves in the 1999 fiscal year relating to contracts written in prior years, including contracts which had incidental extended warranty coverages.


Underwriting expenses

                               2000 Year    1999 Year    Change
                               ---------    ---------    ------
                                          (in thousands)
Policy acquisition costs        $21,270      $19,844     $1,426
Underwriting expenses            13,342       13,733       (391)
                                -------      -------     ------
Total underwriting expenses     $34,612      $33,577     $1,035
                                =======      =======     ======

Underwriting expense ratio        31.9%        26.5%       5.4%
                                  ====         ====        ===

  Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for 2000 increased by $1.0 million compared to total underwriting expenses for the 1999 fiscal year. Policy acquisition costs as a percentage of net premiums earned were 19.7% for 2000 compared to 15.7% for the 1999 fiscal year. The increase in the ratio occurred principally because of an increase in the amount of amortized ceded premiums. As a percentage of gross premiums earned policy acquisition costs were 15.2% compared to 13.7%. The remaining increase of 1.5% was primarily due to the Company deriving more premiums from LaSalle Re Corporate Capital Ltd. which has a higher expense ratio than the rest of the business at 20%.

  Underwriting expenses for the year 2000 and the 1999 fiscal year remained comparable at 9.5%.


Net Investment Income

                                    2000 Year    1999 Year      Change
                                    ---------    ---------     --------
                                              (in thousands)
Average invested assets              $508,081      $575,571    $(67,490)
Average annualized yields                 7.0%          5.7%        1.3%
Investment income - portfolio          35,691        32,778       2,913
Investment income - non-portfolio       2,667         1,935         732
Investment expenses                      (914)         (866)        (48)
                                     --------      --------    --------
Net investment income                $ 37,444      $ 33,847    $  3,597
                                     ========      ========    ========

  Net investment income for 2000 was $37.4 million compared to $33.8 million for the 1999 fiscal year. The principal reason for the increase in net investment income in 2000 was the increase in market yields.

Interest Expense

  Interest expense was $1.2 million for 2000 a decrease of $0.5 million from the 1999 fiscal year. Interest expense included financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract and other interest expenses related to the commitment fees payable on the Company's credit facility which was canceled effective the end of September, 2000.


Corporate Expenses

  Corporate expenses were $3.3 million for 2000 compared to $0.8 million for 1999. The increase in the expense was due to the write off of a new reinsurance system following the cancellation of the implementation. The Company had originally capitalized the system and intended to depreciate the asset once the system was in operation.


Non-Operating Income and Expenses

  Net realized losses on investments were $1.7 million during 2000, compared to net realized gains of $0.6 million for the 1999 fiscal year. Both the losses and gains were made as a result of security sales executed pursuant to an investment policy designed to protect the total returns on the portfolio.

  The Company recorded foreign currency losses of $0.2 million for 2000, compared to foreign currency gains of $0.4 million for the 1999 fiscal year due to the decline in the value of European currencies against the US dollar.


 Results of Operations--Years Ended September 30, 1999 and September 30, 1998

                                                       1999 Year    1998 Year     Change
                                                       ---------    ---------    --------
                                                                  (in thousands)
Underwriting (loss) income                              $(38,109)    $ 27,488    $(65,597)
Net investment income                                     33,847       34,288        (441)
Interest expense                                          (1,714)      (1,881)        167
Corporate expenses                                          (788)        (517)       (271)
Other income                                                   -           63         (63)
                                                        --------     --------    --------
Operating (loss) income                                   (6,764)      59,441     (66,205)
Net realized investment gains                                615        5,575      (4,960)
Foreign currency gains                                       470          216         254
                                                        --------     --------    --------
(Loss) income before minority interest                    (5,679)      65,232     (70,911)
Minority interest in net loss (income) of subsidiary       2,845      (13,426)     16,271
Dividends on preferred stock                              (6,563)      (6,563)          -
                                                        --------     --------    --------
Net (loss) income available to common shareholders      $ (9,397)    $ 45,243    $(54,640)
                                                        ========     ========    ========

  The Company's operating loss for the 1999 fiscal year was $6.8 million compared to operating income of $59.4 million for the 1998 fiscal year. The decrease in operating income of $66.2 million resulted in part from net losses from five catastrophic events aggregating $25.6 million in the 1999 fiscal year compared to an absence of major catastrophes in fiscal year 1998. In addition, in fiscal year 1999, the Company recorded prior year reserve development of $48.6 million. For a further discussion of the Company's net losses and reserve development in fiscal year 1999, see "Claims and Claims Expenses".

  In fiscal year 1999, the Company reported a net loss of $9.4 million, a $54.6 million decrease from the net income of $45.2 million reported in the fiscal year 1998. In addition to the increase in claims activity affecting operating income, other factors affecting net income in the 1999 fiscal year were a reduction in net realized investment gains of $5.0 million offset by a reduction in minority interest of $16.3 million.

Underwriting income (loss)
--------------------------

                                                 1999 Year                1998 Year                 Change
                                            -------------------      -------------------      -------------------
                                                                       (in thousands)
Net premiums earned                                  $ 126,615                $ 154,620                 $(28,005)
                                                     ---------                ---------                 --------
Claims and claims expenses incurred                   (131,147)                 (95,539)                 (35,608)
Acquisition costs and underwriting
 expenses                                              (33,577)                 (31,593)                  (1,984)
                                                     ---------                ---------                 --------
Total underwriting costs and expenses                 (164,724)                (127,132)                 (37,592)
                                                     ---------                ---------                 --------
Net underwriting (loss) income                       $ (38,109)               $  27,488                 $(65,597)
                                                     =========                =========                 ========

Loss ratio                                               103.6%                    61.8%                  (41.8)%
Underwriting expense ratio                                26.5%                    20.4%                   (6.1)%
Combined ratio                                           130.1%                    82.2%                  (47.9)%

  The underwriting loss of $38.1 million in the 1999 fiscal year represented a $65.6 million deterioration in underwriting results compared to underwriting income of $27.5 million in the 1998 fiscal year. The underwriting loss in the 1999 fiscal year resulted from both a decrease in premium writings and an increase in major catastrophic events compared to the 1998 fiscal year. The increase in the combined ratio was directly attributable to these two factors.


Premiums written

  Gross premiums written for the 1999 fiscal year were $139.0 million compared to $155.3 million for the 1998 fiscal year, a decrease of $16.3 million or 10.5%. Details of gross premiums written are provided below.

                                                   1999 Year              1998 Year                Change
                                               -----------------       ----------------      -------------------
                                                                        (in thousands)
Worldwide property catastrophe reinsurance              $116,621               $134,277                $(17,656)
Lloyd's syndicates
 runoff                                                   22,389                 21,039                   1,350
                                                        --------               --------                --------
Total                                                   $139,010               $155,316                $(16,306)
                                                        ========               ========                ========

  Worldwide property catastrophe reinsurance gross premiums written decreased $17.7 million for the 1999 fiscal year compared with the 1998 fiscal year. The decrease was primarily due to the non-renewal of underpriced business, a reduction in the line sizes written on both the Company's satellite business and on certain pro rata contracts.

  Gross premiums written on Lloyd's syndicates increased by $1.3 million for the 1999 fiscal year compared to the 1998 fiscal year. The increase in gross premiums arose primarily from adjustments in premium estimates associated with the Company's Lloyd's business.


Premiums earned

                                               1999 Year                 1998 Year                  Change
                                          --------------------      --------------------      -------------------
                                                                      (in thousands)
Gross premiums written                               $139,010                  $155,316                 $(16,306)
Change in gross unearned premiums                       6,070                     5,372                      698
                                                     --------                  --------                 --------
Gross premiums earned                                 145,080                   160,688                  (15,608)
                                                     --------                  --------                 --------

Premiums ceded                                        (28,191)                   (7,815)                 (20,376)
Change in premiums ceded                                9,726                     1,747                    7,979
                                                     --------                  --------                 --------
Amortized ceded premiums                              (18,465)                   (6,068)                 (12,397)
                                                     --------                  --------                 --------
Net premiums earned                                  $126,615                  $154,620                 $(28,005)
                                                     ========                  ========                 ========

  Premiums ceded for the 1999 fiscal year were $28.2 million compared to $7.8 million for the 1998 fiscal year. The increase in premiums ceded was primarily due to the purchase of a property catastrophe quota share arrangement with CNA Re, fronting arrangements and increased premiums ceded through its Lloyd's capital provider, LaSalle Re Corporate Capital Ltd. As a result of the above, net premiums written for the 1999 fiscal year were $110.8 million compared to $147.5 million for the 1998 fiscal year.

  Net premiums earned for the 1999 fiscal year were $126.6 million compared to $154.6 million for the 1998 fiscal year. The decline in net premiums earned of $28.0 million was commensurate with the decline in net premiums written.


Claims and claims expenses

  The Company incurred claims and claims expenses, net of recoveries, of $131.1 million during the 1999 fiscal year compared with $95.5 million during the 1998 fiscal year. During the 1999 fiscal year, claims and claims expenses incurred included $25.6 million in losses from various catastrophes including Hurricane Floyd, the Australian hailstorm and Oklahoma tornadoes. During the same year, the Company recorded additions to prior year reserves of $14.5 million in respect of Hurricane Georges, which occurred in September 1998, due to an increase in market estimates of the damage caused by the hurricane. The Company also incurred $16.0 million of additional reserves in the 1999 fiscal year following the completion of an evaluation of its catastrophe reserving methodology. In addition, the Company recorded approximately $14.0 million of additional reserves in the 1999 fiscal year relating to contracts written in prior years, including contracts which had incidental extended warranty coverages.


Underwriting expenses

                                                    1999 Year                 1998 Year                Change
                                               --------------------      -------------------      -----------------
                                                                          (in thousands)
Policy acquisition costs                                   $19,844                  $22,661                $(2,817)
Underwriting expenses                                       13,733                    8,932                  4,801
                                                           -------                  -------                -------
Total underwriting expenses                                $33,577                  $31,593                $ 1,984
                                                           =======                  =======                =======

Underwriting expense ratio                                    26.5%                    20.4%                   6.1%
                                                           =======                  =======                =======

  Policy acquisition costs as a percentage of net earned premiums were 15.6% for the 1999 fiscal year compared to 14.7% for the 1998 fiscal year. The increase in the policy acquisition expenses ratio in the 1999 fiscal year was due to an increase in non-catastrophe business which has a higher expense ratio and an increase in the amount of amortized ceded premiums which reduced net earned premiums.

  Total underwriting expenses were $13.7 million for the 1999 fiscal year compared to underwriting expenses of $8.9 million for the 1998 fiscal year. The increase occurred principally because of the full inclusion of underwriters' compensation costs following the termination of the Company's underwriting services agreement with CNA on September 30, 1998.


Net Investment Income

                                                    1999 Year                 1998 Year                Change
                                               --------------------      -------------------      ----------------
                                                                         (in thousands)
Average invested assets                                   $575,571                 $569,639               $ 5,932
Average annualized yield                                       5.7%                     6.1%                (0.4)%
Investment income - portfolio                               32,778                   34,874                (2,096)
Investment income - non portfolio                            1,935                      365                 1,570
Investment expenses                                           (866)                    (951)                   85
                                                          --------                 --------               -------
Net investment income                                     $ 33,847                 $ 34,288               $  (441)
                                                          ========                 ========               =======

  Net investment income for the 1999 fiscal year was $33.8 million compared to $34.3 million for the same period in 1998.


Interest Expense

  Interest expense was $1.7 million for the 1999 fiscal year compared with $1.9 million for the 1998 fiscal year.


Non-Operating Income and Expenses

  Net realized gains on investments were $0.6 million during the 1999 fiscal year compared to $5.6 million for the 1998 fiscal year. In each fiscal year, the gains were made as a result of security sales executed pursuant to a policy designed to protect the total returns on the portfolio.

  The Company recorded foreign currency gains of $0.4 million for the fiscal year 1999 compared to $0.2 million for the fiscal year 1998. The foreign currency gains were principally due to unrealized gains primarily on British pound sterling reserves.


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

  Operating activities produced a net cash inflow of $10.7 million for the year ended December 31, 2000 and a net cash inflow of $19.2 million for the year ended September 30, 1999. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds these payments from cash flows from operations and sales of investments.

  As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and investments. As of December 31, 2000, 68.9% of its total assets were held in cash and investments, which totaled $499.7 million compared to 77.1% at December 31, 1999 or $559.6 million. The decrease in cash and investments of $59.9 million was primarily due to cash loan of $75.0 million made to Trenwick in calendar 2000.

  Short term investments were $15.0 million at December 31, 2000 compared to $128.0 million at December 31, 1999. The decrease related to a change in the Company's investment strategy of reinvesting the proceeds of money market instruments, into longer maturity bonds following a change in the interest rate environment. The Company has increased the modified average duration of the portfolio from 1.8 years at December 31, 1999 to 2.9 years at December 31, 2000.

  As of December 31, 2000, 74.7% of the securities held in the Company's investment portfolio were fixed-income securities rated ``AA'' or better and 93.6% were fixed-income securities rated ``A'' or better by S&P or Moody's. No single investment comprised more than 5% of the overall portfolio.

  Reinsurance balances receivable were $77.2 million at December 31, 2000 compared to $78.4 million at December 31, 1999. The decrease was due to the reduction in gross premiums written year on year. The decrease was partially offset by the inclusion of receivable balances of $57.3 million as at December 31, 2000 and $48.7 million as at December 31, 1999 relating to LaSalle Re Capital. Given the settlement methodology utilized by Lloyd's, these balances are not recieved until after three years following the start of the underwriting year.

  Deposits decreased from $32.7 million as at December 31, 1999 to $27.4 million as at December 31, 2000. This was due to a reduction in the deposit asset relating to the Company's multi year reinsurance contract following a reduction in coverage.

  Other assets decreased from $5.8 million as at December 31, 1999 to $2.6 million at December 31, 2000. The reduction was due to the elimination of the asset relating to the Company's cancelled reinsurance software.

  At December 31, 2000, reserves for unpaid claims and claims expenses were $174.8 million compared to $190.4 million at December 31, 1999. Included in the reserve for unpaid claims and claims expenses at December 31, 2000 was an amount of $37.2 million compared to $21.5 million at December 31, 1999 in respect of the business underwritten by LaSalle Re Capital. The decrease in outstanding claims recoverable from reinsurers from $17.8 million as at December 31, 1999 to $6.4 million as at December 31, 2000 was primarily due to the collection of funds from reinsurers.

  The reduction in unearned premium by $10.0 million from December 31, 1999 to December 31, 2000 was caused by a reduction in the amount of gross premiums written in 2000 compared with fiscal 1999.

  The negative goodwill of $12.1 million relates to the Business Combination with Trenwick. The Company has adopted the push-down basis of accounting for the purchase of the minority interest in LaSalle Re in its financial statements.

  The minority interest of $86.9 million at December 31, 1999 related to the exchangeable non-voting shares held in LaSalle Re Limited. Following the Company's Business Combination the exchangeable non-voting shares were exchanged for shares in Trenwick. Consequently, Trenwick now owns all shares in LaSalle Re Limited and LaSalle Re Holdings.

  In accordance with the terms of certain reinsurance contracts, the Company has posted letters of credit in the amount of $20.5 million as of December 31, 2000 as compared to $22.6 million as of December 31, 1999 to support outstanding loss reserves. In connection with LaSalle Re Capital's support of three Lloyd's syndicates, the Company posted letters of credit in the amount of $14.6 million (equivalent to (Pounds)9.8 million). In addition, in connection with the Japanese earthquake swap, the Company has posted a letter of credit of $3.0 million (see note 12 to the consolidated financial statements). All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of the outstanding letters of credit.

  The Company paid a quarterly dividend of $0.5469 per share to holders of record of Series A preferred shares in December 1999 and March, June, September and December of 2000. As of December 31, 2000 dividends due but not yet declared on the Series A preferred shares amounted to $0.5 million.

  The Company has no material commitments for capital expenditures.

  In connection with the Company's Business Combination with Trenwick, the Company cancelled its stand alone committed line of credit for $100 million effective September 27, 2000.

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

  Effective January 1, 2001, the Company implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 had no significant impact on the Company's consolidated financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company's major market risk exposure is changing interest rates, primarily in the United States as the Company has a portfolio of fixed maturity investments, all of which are denominated in U.S. dollars. A change in interest rates will affect the fair value of the Company's investments and will lead to fluctuations in ''Accumulated Other Comprehensive Income'' on the balance sheet. The Company limits this risk by setting a maximum portfolio duration of four years, which is stipulated in the Company's investment guidelines. It does not use derivative financial instruments to manage market risk in its U.S. dollar denominated portfolio. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in the total return of 2.9% (1999: 1.8%), which equates to a decrease in the market value of approximately $13.8 million (1999:$11.9 million) on a portfolio valued at $476.5 million at December 31, 2000 (1999:$539.7 million). An immediate time horizon was used as this presents the worst case scenario.

  In addition, the Company has foreign currency risk on both reinsurance balances receivable and reinsurance balances payable (including payables relating to losses). The Company does not currently utilize derivative instruments to manage the Company's exposure to foreign currency movements. In the past, the Company has used forward contracts to eliminate the risk; however, given the uncertainty in cash flows this was not deemed to be an efficient management technique. As of December 31, 2000 the majority of the Company's net receivable/payable position is denominated in U.S. dollars. As at December 31, 2000, the largest foreign currency exposure is sterling, as the Company has a net payable balance of (Pounds)14.4 million (1999: (Pounds)9.5million). A 5% increase or decrease in the year-end sterling/U.S. dollar exchange rate would produce a gain or loss, respectively, of $1.1 million (1999: $0.8 million). Given the limited amount of net receivable balances in other currencies, no other currency movement has been considered.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          LASALLE RE HOLDINGS LIMITED

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                 ---------
                                                                                                  Number
                                                                                                 ---------

INDEPENDENT AUDITORS' REPORTS..................................................................   10K-31


CONSOLIDATED BALANCE SHEETS....................................................................   10K-34


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME.................................   10K-35


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY.....................................   10K-36


CONSOLIDATED STATEMENTS OF CASH FLOWS..........................................................   10K-37


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................................   10K-38

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
LaSalle Re Holdings Limited


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of LaSalle Re Holdings Limited (a wholly owned subsidiary of Trenwick Group Ltd) and its subsidiaries at December 31, 2000 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



PricewaterhouseCoopers
Hamilton, Bermuda

February 7, 2001

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of
LaSalle Re Holdings Limited

We have audited the accompanying consolidated balance sheet of LaSalle Re Holdings Limited and subsidiaries as of December 31, 1999, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for the period from October 1, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LaSalle Re Holdings Limited and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the period from October 1, 1999 to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche
Hamilton Bermuda
November 10, 2000

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

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LaSalle Re Holdings Limited and subsidiaries as of September 30, 1999 and the results of their operations and their cash flows for the year ended in a conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 9, the accompanying 1999 financial statements were restated.


Hamilton, Bermuda                             DELOITTE & TOUCHE
November 5, 1999
(July 13, 2000 as to Note 9)

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
LaSalle Re Holdings Limited

We have audited the accompanying consolidated statements of operations and comprehensive income, changes in common shareholders' equity, and cash flows of LaSalle Re Holdings Limited and subsidiaries for the year ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of LaSalle Re Holdings Limited and subsidiaries for the year ended September 30, 1998, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 9, the accompanying 1998 consolidated financial statements have been restated.



KPMG
Chartered Accountants
Hamilton, Bermuda
October 26, 1998
Except as to Note 9, which is as of July 13, 2000

                          LASALLE RE HOLDINGS LIMITED

                          CONSOLIDATED BALANCE SHEETS

                    Years ended December 31, 2000 and 1999
 (Expressed in thousands of United States Dollars, except share and per share data)

                                                                                             2000         1999
                                                                                           --------     --------
Assets
Debt securities available for sale, at fair value.....................................     $476,445     $539,727
(amortized cost 2000: $470,453; 1999: $549,552)
Cash and cash equivalents.............................................................       23,221       19,864
Accrued investment income.............................................................       14,770       12,215
Reinsurance balances receivable.......................................................       77,242       78,424
Deferred policy acquisition costs.....................................................        7,616        8.470
Prepaid reinsurance premiums..........................................................       10,735       11,137
Outstanding claims recoverable from reinsurers........................................        6,431       17,776
Receivables due from Trenwick Group Ltd...............................................        4,002            0
Trenwick Group Ltd. loan..............................................................       75,000            0
Reinsurance deposits..................................................................       27,422       32,742
Other assets..........................................................................        2,611        5,813
                                                                                           --------     --------
Total assets..........................................................................     $725,495     $726,168
                                                                                           ========     ========

Liabilities
Unpaid claims and claims expenses.....................................................     $174,763     $190,352
Unearned premiums.....................................................................       39,929       49,895
Other liabilities.....................................................................       13,078       15,870
Reinsurance balances payable..........................................................       21,561       21,185
Negative goodwill.....................................................................       12,073            0
                                                                                           --------     --------
Total liabilities.....................................................................      261,404      277,302
                                                                                           --------     --------
Minority interest.....................................................................            0       86,906
                                                                                           --------     --------

Shareholders' equity
Share capital authorized in the aggregate 100,000,000 shares,
   Preferred shares, par value $1.....................................................        3,000        3,000
 (par value $1, liquidation preference $25 per share, issued & outstanding, 3,000,000
 Series A Preferred Shares)
Common shares.........................................................................       20,432       15,604
 (par value $1 issued & outstanding, 2000: 20,432,043; 1999: 15,603,652)
Deferred compensation under share award plans.........................................            0         (447)
Retained earnings.....................................................................       70,628       58,040
Additional paid in capital............................................................      364,039      293,305
Accumulated other comprehensive income (loss).........................................        5,992       (7,542)
                                                                                           --------     --------
Total shareholders' equity............................................................      464,091      361,960
                                                                                           --------     --------
Total liabilities, minority interest and shareholders' equity.........................     $725,495     $726,168
                                                                                           ========     ========

                                       -



          See accompanying notes to consolidated financial statements

                          LASALLE RE HOLDINGS LIMITED

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

      Year ended December 31, 2000,  three months ended December 31, 1999 and years ended September 30, 1999 and 1998
 (Expressed in thousands of United States Dollars, except share and per share data)

                                                                   2000 Year     1999 Period     1999 Year     1998 Year
                                                                  ------------  -------------  -------------  ------------
Revenues
Net premiums earned.............................................     $108,096       $ 30,391       $126,615      $154,620
Net investment income...........................................       37,444          8,588         33,847        34,288
Net realized (losses) gains on investments......................       (1,688)             0            615         5,575
Foreign exchange (gains) losses.................................         (244)           (28)           470           216
Accretion of goodwill...........................................          122              0              0             0
Other income....................................................            0              0              0            63
                                                                     --------       --------       --------      --------
Total revenues..................................................      143,730         38,951        161,547       194,762
                                                                     --------       --------       --------      --------
Expenses
Claims and claims expenses incurred.............................       80,586         46,642        131,147        95,539
Policy acquisition costs........................................       21,270          5,878         19,844        22,661
Underwriting expenses...........................................       13,342          4,533         13,733         8,932
Corporate expenses..............................................        3,255          1,383            788           517
Interest expense................................................        1,173            346          1,714         1,881
                                                                     --------       --------       --------      --------
Total expenses..................................................      119,626         58,782        167,226       129,530
                                                                     --------       --------       --------      --------
Income (loss) before minority interest..........................       24,104        (19,831)        (5,679)       65,232
Minority interest...............................................          839         (4,990)        (2,845)       13,426
                                                                     --------       --------       --------      --------
Net income (loss)...............................................       23,265        (14,841)        (2,834)       51,806
Dividends on preferred stock....................................       (6,563)        (1,641)        (6,563)       (6,563)
                                                                     --------       --------       --------      --------
Net income (loss) available to common shareholders..............       16,702        (16,482)        (9,397)       45,243
Other comprehensive income (loss)
Unrealized gains (losses) on securities.........................       13,163         (3,429)       (17,415)       16,150
Less: reclassification adjustments for losses (gains) included
 in net income (loss)...........................................        1,238              0           (471)       (4,299)
                                                                      --------       --------       --------      --------
Total other comprehensive income (loss).........................       14,401         (3,429)       (17,886)       11,851
                                                                     --------       --------       --------      --------
Comprehensive (loss) income available to common shareholders....     $ 31,103       $(19,911)      $(27,283)     $ 57,094
                                                                     ========       ========       ========      ========
Earnings (loss) per common share................................  See Note 9        $  (1.06)        $(0.60)        $2.99
                                                                                    ========       ========      ========
Earnings (loss) per common share--assuming dilution.............  See Note 9        $  (1.06)        $(0.60)        $2.68
                                                                                    ========       ========      ========




          See accompanying notes to consolidated financial statements

                          LASALLE RE HOLDINGS LIMITED

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

      Year ended December 31, 2000,  three months ended December 31, 1999 and years ended September 30, 1999 and 1998
 (Expressed in thousands of United States Dollars, except share and per share data)

                                                           2000 Year    1999 Period    1999 Year     1998 Year
                                                          ------------  ------------  ------------  ------------

Shareholders' equity, beginning of......................     $361,960      $382,197      $430,053      $425,226

Common shares, $1 par value, and additional paid in
 capital
Issuance of 21,532, 3,390, 19,459, 12,687 shares for
 cash under the employee stock purchase plan.................     247            37           300           453
Issuance of 635, 0, 60,022, 10,000 shares under employee
 compensation plan.......................................           7             0         1,173           360
Compensation expense recognized under employee
 compensation plan.......................................         243            22             4           699
Exercise of options......................................           8             0           660           133
Share repurchase.........................................           0             0        (1,097)         (840)
Exercise of options to acquire shares of subsidiary......         105             0             0             0
Equity put option premium, net of minority interest......        (630)         (469)       (1,420)       (1,812)
Change in minority interest..............................        (682)           10        (1,068)       (3,274)
Issuance of 4,797,649 shares to acquire minority
 interest in subsidiary..................................      78,171             0             0             0
Acquisition costs........................................      (1,596)            0             0             0

Deferred Compensation
Shares awarded...........................................           0             0        (1,092)            0
Compensation expense recognized, net of minority interest.        208            69           576             0
Acquisition of minority interest..........................        (71)            0             0             0

Retained earnings
Net income (loss).......................................       23,265       (14,841)       (2,834)       51,806
Dividends on common shares..............................       (1,500)            0       (17,543)      (44,641)
Dividends on preferred shares...........................       (6,563)       (1,641)       (6,563)       (6,563)
Repurchase of exercised share options in subsidiary.....          (43)            0          (204)         (719)
Exercise of share options...............................            0             0          (508)         (133)
Repurchase of options to acquire shares in subsidiary          (2,396)            0             0             0
Change in minority interest.............................         (176)            5          (289)       (2,445)

Accumulated other comprehensive income
Unrealized gain (loss) in period, net of minority
 interest...............................................       14,401        (3,429)      (17,886)       11,851
Acquisition of minority interest........................         (867)            0           (65)          (48)
                                                             --------      --------      --------      --------

Shareholders' equity, end of............................     $464,091      $361,960      $382,197      $430,053
                                                             ========      ========      ========      ========

          See accompanying notes to consolidated financial statements

                          LASALLE RE HOLDINGS LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

      Year ended December 31, 2000,  three months ended December 31, 1999 and years ended September 30, 1999 and 1998
 (Expressed in thousands of United States Dollars, except share and per share data)

                                                                        2000 Year    1999 Period   1999 Year     1998 Year
                                                                       ------------  -----------  ------------  ------------
Operating activities
Net income (loss)....................................................    $  23,265     $(14,841)    $  (2,834)    $  51,806
Adjustments to reconcile net income (loss) to cash provided by operating activities:
  Minority interest in net income (loss).............................          839       (4,990)       (2,845)       13,426
  Amortization of investment premium.................................       (1,212)        (692)          154           813
  Net realized gains (losses) on sale of investments.................        1,688            0          (615)       (5,575)
  Unrealized (gains) losses on foreign exchange......................         (405)         193           193          (594)
  Accretion of negative goodwill.....................................         (122)           0             0             0
Changes in:
  Accrued investment income..........................................       (2,555)      (2,139)          981         1,628
  Reinsurance balances receivable....................................          652       14,770        (6,354)       (6,590)
  Deferred policy acquisition costs..................................          853        3,441         1,533        (1,512)
  Prepaid reinsurance premiums.......................................          402        6,172        (9,726)       (1,747)
  Outstanding claims recoverable from reinsurers.....................       11,346       (8,676)       (9,100)            0
  Receivables due from Trenwick Group Ltd............................       (5,598)           0             0             0
  Reinsurance deposits...............................................        5,320         (816)       (3,562)       (7,339)
  Other assets.......................................................        3,238         (184)       (2,354)       (1,817)
  Unpaid claims and claims expenses..................................      (14,472)      43,593        48,403        52,218
  Unearned premiums..................................................       (9,966)     (27,154)       (6,070)       (5,372)
  Other liabilities..................................................       (2,599)        (199)       11,387         6,613
                                                                         ---------     --------     ---------     ---------
Cash from operating activities.......................................       10,674        8,478        19,191        95,958
                                                                         ---------     --------     ---------     ---------

Investing activities
Purchase of debt securities..........................................     (251,838)     (62,430)     (195,935)     (427,283)
Net purchases of short term  investments.............................       99,071       49,980      (103,947)      (18,726)
Trenwick Group Ltd. loan.............................................      (75,000)           0             0             0
Proceeds on the sale of debt securities..............................      158,391            0       305,671       389,170
Proceeds on the maturity of debt securities..........................       73,000       10,000        24,710        35,000
                                                                         ---------     --------     ---------     ---------
Cash from (for) investing activities.................................        3,624       (2,450)       30,499       (21,839)
                                                                         ---------     --------     ---------     ---------

Financing activities
Net proceeds from subscriptions to share capital.....................        1,123          165         1,163         4,802
Payment of dividends.................................................       (8,063)      (1,641)      (44,096)      (63,267)
Share repurchase.....................................................       (3,176)           0        (1,346)       (1,560)
Equity put option premium............................................         (825)        (611)       (1,850)       (2,350)
                                                                         ---------     --------     ---------     ---------
Cash for financing activities........................................      (10,941)      (2,087)      (46,129)      (62,375)
                                                                         ---------     --------     ---------     ---------
Change in cash and cash equivalents..................................        3,357        3,941         3,561        11,744
Cash and cash equivalents, beginning of period.......................       19,864       15,923        12,362           618
                                                                         ---------     --------     ---------     ---------
Cash and cash equivalents, end of period.............................    $  23,221     $ 19,864     $  15,923     $  12,362
                                                                         =========     ========     =========     =========



          See accompanying notes to consolidated financial statements

                          LASALLE RE HOLDINGS LIMITED
                  Notes to Consolidated Financial Statements
(Amounts expressed in thousands of United States Dollars, except share and per share data)
   Year ended December 31, 2000,  Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998


1.  General

  On September 27, 2000, the Company completed a business combination (the "Business Combination") with Trenwick Group Ltd. ("Trenwick") and Trenwick Group Inc. Under the terms of the Business Combination, the common shareholders of the Company, Trenwick Group, Trenwick Group Inc., and the minority shareholders of LaSalle Re Limited exchanged their shares on a one-for-one basis for shares in Trenwick. Following this transaction, the Company became a wholly owned subsidiary of Trenwick.

  In connection with the Business Combination, the Company changed its year end from September 30 to December 31 to be consistent with Trenwick. Consequently, the data presented in these financial statements is for the twelve months ended December 31, 2000, the three months ended December 31, 1999 and the twelve months ended September 30, 1999 and 1998.

  The Company was incorporated on September 20, 1995 under the laws of Bermuda to act as an investment holding company. LaSalle Re Limited (``LaSalle Re'') was incorporated on October 26, 1993 under the laws of Bermuda and commenced operations on November 22, 1993. LaSalle Re is licensed under the Insurance Act, 1978 as amended by the Insurance Amendment Act, 1995 of Bermuda (the ``Act'') to write insurance business and operates as a multi-line reinsurance company, with emphasis on property catastrophe business.

  On August 26, 1994, LaSalle Re incorporated a subsidiary company in the United Kingdom, LaSalle Re (Services) Limited, to act as a representative office for the Company. In addition, on June 11, 1996, LaSalle Re incorporated a subsidiary company in Bermuda, LaSalle Re Corporate Capital Ltd., to provide capital support to selected Lloyd's syndicates. Following the Business Combination, the Company closed its UK representative office and ceased to actively participate as a corporate member in Lloyd's.

  The consolidated financial statements include the results of the Company and its subsidiaries for all periods presented. All significant inter-company balances and transactions have been eliminated on consolidation. These consolidated financial statements have been prepared in conformity with accounting principles that are generally accepted in the United States of America, sometimes referred to as U.S. GAAP. To prepare these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts will differ from these estimates.

  The U.S. dollar is the Company's functional currency. Foreign currency monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date. Unearned premiums and deferred acquisition costs are translated at historic exchange rates. Foreign currency revenues and expenses are translated at the exchange rates in effect at the date of the transaction. Exchange gains and losses are included in the determination of net income as they arise.

  Other significant accounting policies are presented in italics within the appropriate footnotes.

                          LASALLE RE HOLDINGS LIMITED
                  Notes to Consolidated Financial Statements
(Amounts expressed in thousands of United States Dollars, except share and per share data)
   Year ended December 31, 2000,  Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998


2.  Business Combinations - LaSalle Re Holdings / Trenwick Group Inc.
Combination

  As described above, following shareholder and regulatory approval, Trenwick issued 36,668,599 shares of its common stock on a one-for-one, tax-free basis to the former shareholders of the Company (15,634,394 shares), the minority shareholders of LaSalle Re, then a 77.5% owned subsidiary of the Company (4,797,649 shares), and the former shareholders of Trenwick Group Inc. (16,236,551 shares).

  In its financial statements, the Company has adopted the push down basis of accounting for the purchase of the minority shareholding of LaSalle Re. The acquisition was accounted for using the purchase basis of accounting. Under the purchase basis of accounting, the purchase price was allocated to the identifiable assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the estimated fair value of those assets acquired over the purchase price was recorded as negative goodwill. The Company releases negative goodwill on a straight line basis over twenty five years.

  The following table summarizes the determination of the purchase price and its allocation:

                                                              LaSalle Re
                                                           Minority Interest
                                                        -----------------------
Purchase price determination:
Common shares acquired                                               4,797,649
Trenwick Group Ltd. exchange ratio                                 one-for-one
Common shares issued                                                 4,797,649
Per share price of shares issued                                        $15.76
Consideration for shares issued                                     $   75,611
                                                                    ----------
Total purchase price before acquisition costs                           75,611
Acquisition costs                                                        1,596
Total purchase price                                                $   77,207
                                                                    ----------
Purchase price allocation:
Book value of net assets acquired                                   $   89,367
Other adjustments                                                           36
Goodwill recorded                                                      (12,196)
                                                                    ----------
Total allocation of purchase price                                  $   77,207
                                                                    ==========

  The purchase was recorded in these financial statements by increasing common shareholders' equity by $75,611 through an addition to common shares and additional paid in capital.


3.  Segment and Geographic Information

  The Company has two reportable segments: reinsurance operations and Lloyds. The reinsurance segment, which is written in Bermuda, provides reinsurance for property catastrophe and for other lines of business which have similar characteristics, namely high severity and low frequency. Gross Premiums written by product type are as follows:

                          LASALLE RE HOLDINGS LIMITED
                  Notes to Consolidated Financial Statements
(Amounts expressed in thousands of United States Dollars, except share and per share data)
   Year ended December 31, 2000, Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998


                                                       2000 Year        1999 Period      1999 Year        1998 Year
                                                    ----------------  ---------------  --------------  ----------------
Reinsurance segment:
Property catastrophe reinsurance:
  Excess of loss                                           $ 78,080           $ 1,000       $ 81,394           $ 82,667
  Pro rata                                                    2,467                 0         11,108             21,602
Other lines of business:
  Property--risk excess and pro rata                          6,396               467          4,942             10,485
  Casualty                                                    2,249               194          6,080              5,707
  Space, marine and aviation                                  3,790                 -          5,385              7,473
  Miscellaneous                                               3,869             1,232          4,395              6,271
Fronted premiums, adjustments, reinstatement
 premiums and no claims bonuses                               4,719             4,132          3,317                 71
                                                           --------           -------       --------           --------

Total Gross Premiums written                                101,570             7,025        116,621            134,276
Change in unearned premium and amortized ceded
 reinsurance                                                (15,367)           20,338         (2,513)            11,132
                                                           --------           -------       --------           --------

Reinsurance revenues                                       $ 86,203           $27,363       $114,108           $145,408
                                                           --------           -------       --------           --------

  The Lloyd's business segment was written in London, through LaSalle Re Corporate Capital Ltd., which provided capital support to selected Lloyd's syndicates. No further support will be provided beyond the 2000 underwriting year. The lines of business written by the selected syndicates included direct and facultative property insurance, marine insurance and reinsurance, professional indemnity, directors and officers insurance and bankers blanket bond business.

  Except as disclosed in note 12 to the consolidated financial statements, the Company has no customers who provide 10% or more of segmental revenues.

  Data for both segments is as follows:

                          LASALLE RE HOLDINGS LIMITED
                  Notes to Consolidated Financial Statements
(Amounts expressed in thousands of United States Dollars, except share and per share data)
   Year ended December 31, 2000, Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998


                                                     Reinsurance        Lloyd's           Total
                                                   ----------------  --------------  ----------------

2000 Year
Gross premiums written                                    $101,570        $ 28,593          $130,163
                                                          --------        --------          --------

Reinsurance revenues                                        86,203          21,893           108,096
Investment income                                           35,833           1,611            37,444
Realized investment losses                                  (1,688)              0            (1,688)
Accretion of goodwill                                          122               0               122
Foreign exchange losses                                       (244)              0              (244)
                                                          --------        --------          --------
Total revenues                                             120,226          23,504           143,730

Income (loss) before minority interest                      34,118         (10,014)           24,104

Assets                                                     661,975          63,409           725,384

Losses & loss expense ratio                                   63.7%          117.4%             74.6%
Expense ratio                                                 30.5%           37.0%             31.9%
                                                          --------        --------          --------
Combined ratio                                                94.2%          154.4%            106.5%
                                                          --------        --------          --------

1999 Period
Gross premiums written                                    $  7,025        $  3,282          $ 10,307
                                                          --------        --------          --------

Reinsurance revenues                                        27,362           3,029            30,391
Investment income                                            8,492              96             8,588
Realized investment gains                                        0               0                 0
Foreign exchange losses                                        (28)              0               (28)
                                                          --------        --------          --------
Total revenues                                              35,826           3,125            38,951

Loss before minority interest                              (18,566)         (1,265)          (19,831)

Assets                                                     667,098          59,070           726,168

Losses & loss expense ratio                                  160.2%           93.0%            153.5%
Expense ratio                                                 32.3%           52.1%             34.3%
                                                          --------        --------          --------
Combined ratio                                               192.5%          145.1%            187.8%
                                                          --------        --------          --------

                          LASALLE RE HOLDINGS LIMITED
                  Notes to Consolidated Financial Statements
(Amounts expressed in thousands of United States Dollars, except share and per share data)
   Year ended December 31, 2000, Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998


                                                     Reinsurance        Lloyd's           Total
                                                   ----------------  --------------  ----------------

1999 Year
Gross premiums written                                    $116,621         $22,389          $139,010
                                                          --------         -------          --------

Reinsurance revenues                                       114,108          12,507           126,615
Investment income                                           33,081             766            33,847
Foreign exchange gains                                         470               0               470
Realized investment gains                                      615               0               615
                                                          --------         -------          --------
Total revenues                                             148,274          13,273           161,547

Loss before minority interest                               (2,090)         (3,589)           (5,679)

Assets                                                     677,573          58,534           736,107

Losses & loss expense ratio                                  105.5%           86.4%            103.6%
Expense ratio                                                 24.1%           48.5%             26.5%
                                                          --------         -------          --------
Combined ratio                                               129.6%          134.9%            130.1%
                                                          --------         -------          --------

1998 Year
Gross premiums written                                    $134,277         $21,039          $155,316
                                                          --------         -------          --------

Reinsurance revenues                                       145,408           9,212           154,620
Investment income                                           33,980             308            34,288
Realized investment gains                                    5,575               0             5,575
Foreign exchange gains                                         216               0               216
Other revenues                                                  63               0                63
                                                          --------         -------          --------
Total revenues                                             185,242           9,520           194,762

Income before minority interest                             64,757             475            65,232

Assets                                                     720,624          36,666           757,290

Losses & loss expense ratio                                   62.3%           54.4%             61.8%
Expense ratio                                                 19.0%           43.8%             20.4%
                                                          --------         -------          --------
Combined ratio                                                81.3%           98.2%             82.2%
                                                          --------         -------          --------

  The following table sets forth the Company's gross premiums written and the percentage thereof allocated to the zone of exposure. It is not practicable to produce a geographic analysis by product revenues.

                          LASALLE RE HOLDINGS LIMITED
                  Notes to Consolidated Financial Statements
(Amounts expressed in thousands of United States Dollars, except share and per share data)
   Year ended December 31, 2000, Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998


                                        2000 Year             1999 Period              1999 Year               1998 Year
                                  ---------------------  ----------------------  ----------------------  ----------------------
                                   Premiums               Premiums                Premiums                Premiums
                                   Written        %        Written        %        Written        %        Written        %
                                  ----------  ---------  -----------  ---------  -----------  ---------  -----------  ---------

United States                       $ 51,385      53.1%      $   719      24.1%     $ 60,074      53.0%     $ 64,352      48.0%
Europe (excluding the U.K.)            4,821       5.0%            0       0.0%        9,555       8.4%       14,477      10.7%
United Kingdom                         7,022       7.2%           55       3.5%        9,772       8.6%       11,726       8.7%
Japan                                  4,853       5.0%          415      13.8%        2,926       2.6%        3,166       2.4%
Australasia                            3,019       3.1%          232       6.9%        4,457       4.0%        3,263       2.5%
Worldwide                             16,770      17.3%        1,215      41.4%       14,068      12.4%       21,784      16.2%
Worldwide (excluding U.S.)             2,927       3.0%            0       0.0%        5,399       4.8%        7,499       5.6%
Other                                  6,054       6.3%          258      10.3%        7,041       6.2%        7,935       5.9%
                                    --------     -----       -------     -----      --------     -----      --------     -----
                                      96,851     100.0%        2,894     100.0%      113,292     100.0%      134,202     100.0%
                                                 =====                   =====                   =====                   =====
Lloyd's                               28,593                   3,282                  22,389                  21,039
Fronted premiums,
 reinstatements, adjustment
 premiums and no claim bonuses         4,719                   4,131                   3,329                      75
                                    --------                 -------                --------                --------
                                    $130,163                 $10,307                $139,010                $155,316
                                    ========                 =======                ========                ========


4.  Underwriting Activities


Premiums

  Premiums written are estimated by management based upon reports received from ceding companies. These estimates are adjusted where a contract contains a no claims bonus with a provision for the return premium recorded simultaneously with the written premium. In addition, estimates are subject to review with adjustments recorded in the period in which the actual amounts are determined. Premiums on property catastrophe excess of loss contracts are earned on a pro rata basis over the period the coverage is provided, which is generally 12 months. Under pro rata property catastrophe contracts, the risks underlying the contracts incept throughout the policy period and premiums generally are earned over an 18 month period. Premiums written by LaSalle Re Corporate Capital Ltd. are derived from reports submitted to the Company by the syndicates. These premiums are earned in accordance with the related underlying risk attachment periods, which average between 18-24 months. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of the policies in force.

  The components of premiums written and earned are as follows:

                                         2000 Year              1999 Period               1999 Year               1998 Year
                                       --------------         ----------------         ---------------         ---------------

Assumed premiums written                    $130,163                  $10,307                $139,010                $155,316
Ceded premiums written                       (31,631)                    (897)                (28,191)                 (7,815)
                                            --------                  -------                --------                --------
Net premiums written                        $ 98,532                  $ 9,410                $110,819                $147,501
                                            ========                  =======                ========                ========

Assumed premiums earned                     $140,129                  $37,460                $145,080                $160,688
Ceded premiums amortized                     (32,033)                  (7,069)                (18,465)                 (6,068)
                                            --------                  -------                --------                --------
Net premiums earned                         $108,096                  $30,391                $126,615                $154,620
                                            ========                  =======                ========                ========

                          LASALLE RE HOLDINGS LIMITED
                  Notes to Consolidated Financial Statements
(Amounts expressed in thousands of United States Dollars, except share and per share data)
   Year ended December 31, 2000, Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998


Policy acquisition costs

  Policy acquisition costs primarily consist of commissions and brokerage expenses incurred at policy or contract issue date. These costs vary with, and are primarily related to, the acquisition of business and are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts after allowing for anticipated investment income.


Claims and claims expenses

  Claims are recorded as incurred so as to match such costs with premiums over the contract periods. The amount provided for unpaid claims consists of any unpaid reported claims and estimates for incurred but not reported claims, net of salvage and subrogation. The estimates for claims incurred but not reported were developed based on historical claims experience and an actuarial evaluation of expected claims experience. Any adjustments to these estimates are reflected in income when known. The amount included as claims incurred in respect of business written by LaSalle Re Corporate Capital Ltd. is derived from an analysis of expected loss ratios.

  Given the inherent nature of major catastrophic events, considerable uncertainty underlies the assumptions and associated estimated reserves for claims and claims expenses. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in results of operations in the period in which they are determined and are accounted for as changes in estimates. Due to the inherent uncertainty in estimating the liability for claims and claims expenses, there can be no assurance that the ultimate liability will not exceed recorded amounts, with a resulting material effect on the Company. Based on the current assumptions used in estimating the liability, management believes that the Company's recorded amount is adequate to meet its future obligations.

  The components of net claims and claims expenses incurred are as follows:

                                                 2000 Year           1999 Period           1999 Year           1998 Year
                                               -------------       ---------------      ---------------      --------------

Gross claims and claims expenses incurred            $79,973              $55,849             $142,232              $95,539
Ceded claims and claims expenses incurred                613               (9,207)             (11,085)                   -
                                                     -------              -------             --------              -------
Net claims and claims expenses incurred              $80,586              $46,642             $131,147              $95,539
                                                     =======              =======             ========              =======

  The following table presents a reconciliation of the beginning and ending balances of net reserves for unpaid claims and claims expenses. The gross reserves for unpaid claims and claims expenses at period ends are as reflected in the balance sheet. The net reserves for unpaid claims and claims expenses are after deductions for reinsurance recoverable on unpaid claims and claims expenses, also as reflected in the balance sheet.

                          LASALLE RE HOLDINGS LIMITED
                  Notes to Consolidated Financial Statements
(Amounts expressed in thousands of United States Dollars, except share and per share data)
   Year ended December 31, 2000, Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998


                                                            2000 Year       1999 Period       1999 Year       1998 Year
                                                          --------------  ----------------  --------------  --------------

Beginning of period:
 Gross reserves for unpaid claims and claims expenses          $190,352          $146,552        $ 97,942        $ 45,491
 Reinsurance recoverable on unpaid claims and
 claims expenses                                                 17,776             9,100               -               -
                                                               --------          --------        --------        --------
 Net reserves for unpaid claims and claims   expenses           172,576           137,452          97,942          45,491
                                                               --------          --------        --------        --------

Provision, net of reinsurance recoverable:
 Claims incurred in the current period                           60,149            50,244          82,537          79,014
 Claims incurred prior to the current period                     20,437            (3,602)         48,610          16,525
                                                               --------          --------        --------        --------
   Total provision                                               80,586            46,642         131,147          95,539
                                                               --------          --------        --------        --------

Payments, net of reinsurance:
 Claims incurred in the current period                           (6,374)             (899)        (12,821)        (12,934)
 Claims incurred prior to the current period                    (78,456)          (10,619)        (78,816)        (30,154)
                                                               --------          --------        --------        --------
 Total payments                                                 (84,830)          (11,518)        (91,637)        (43,088)
                                                               --------          --------        --------        --------

End of period:
 Net reserve for unpaid claims and claims expenses              168,332           172,576         137,452          97,942
 Reinsurance recoverable on unpaid claim and
 claims expenses                                                  6,431            17,776           9,100               -
                                                               --------          --------        --------        --------
 Gross reserves for unpaid claims and claims expenses          $174,763          $190,352        $146,552        $ 97,942
                                                               ========          ========        ========        ========

  The prior year development for the 2000 year was due primarily to additional incurred claims from Storm Martin and Storm Anatol. Both of these storms occurred in December 1999. The increase in the Company's incurred claims followed an increase in the market estimate of the size of the insured claims. This was due to new information emerging following the elapse of time from the date of loss.

  The favourable development on prior period claims reserves for the 1999 period related primarily to a reduction in the claims emanating from the Turkish earthquake. This was due to a reduction in the size of industry estimates relating to the loss which were used to originally estimate the Company's potential incurred loss.

  The prior year development for the 1999 year was due to several factors. Firstly, the Company increased reserves by $14,500 in respect of Hurricane Georges, which occurred in September 1998. This followed an increase in the size of the market loss. Secondly, in March 1999, the Company recorded outstanding claim reserves totaling approximately $11,000 on three stop loss contracts. These claims arose out of two industry issues relating to extended warranty business and the deterioration of the Lloyds motor insurance market. This business produced loss emergence significantly higher than both the Company and the industry would have expected. These causes could not have been reasonably anticipated when incurred but not reported claims were previously established. Thirdly, as a result of higher than previously anticipated claims on international catastrophe business, the Company strengthened its incurred but not reported claims by approximately $16,000 to reflect this trend.

  In the 1998 year, the prior year development related to a claim reported during the year on a 1996 aggregate stop loss contract. This contract had a period of 24 months after the expiry of the contract within which to report claims. Following this notification the Company also established reserves for the 1997 renewal of this contract.

                         LASALLE RE HOLDINGS LIMITED
                             Notes to Consolidated
                             Financial Statements
                      (Amounts expressed in thousands of
           United States Dollars, except share and per share data)
   Year ended December 31, 2000, Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998


  As at December 31, 2000, the Company's gross reserve for incurred but not reported claims was $83,911 compared to $112,541 at December 31, 1999.

Reinsurance

  The Company enters into reinsurance and retrocessional agreements to reduce its exposure to large, catastrophic losses. Reinsurance contracts which do not meet insurance accounting risk transfer requirements are classified as deposits. These deposits are treated as financing transactions and are credited or charged with interest income or expense according to contract terms. Cash flows from these deposit transactions are included as financing activities in the statement of cash flows. Reinsurance premiums are reported as prepaid reinsurance premiums and amortized over the contract period.

  The Company purchased an excess of loss program to provide high level reinsurance coverage in excess of $75,000 for the first loss and, subject to a maximum aggregate recovery of $187,500 over a period of three years. Although the contract is a multi year contract, in the event of no loss it can be canceled at the end of each year.

  In addition, the Company had a quota share arrangement which ceded a proportion of the Company's property catastrophe business to a founding shareholder (see Note 12). The Company has also purchased other non-proportional excess of loss protections, which provide for the recovery of losses from reinsurers in excess of certain retentions and loss warranties.

  The ceding of the reinsurance does not legally discharge the Company from its liability to its reinsureds, since the Company is required to pay losses and bear collection risk if the reinsurers fail to meet their obligations under the reinsurance agreements.

Reinsurance recoverable balances, net

  The components of reinsurance recoverable balances, net at year end 2000 and period end 1999 are as follows:

                                                           2000                1999
                                                           ------             -------

Paid claims                                                $  311             $     -
Unpaid claims and claims expenses                           6,120              17,776
                                                           ------             -------
Reinsurance recoverable balances, net                      $6,431             $17,776
                                                           ======             =======

  There was no allowance for doubtful accounts on reinsurance recoverable balances at year end 2000 or period end 1999.

  More information on concentration of brokers and assuming companies is included in Note 12.

                         LASALLE RE HOLDINGS LIMITED
                        Notes to Consolidated Financial Statements
(Amounts expressed in thousands of United States Dollars, except share and per share data) Year ended December 31, 2000, Three Month Period ended December 31, 1999 And Years ended September 30, 1999 and 1998


5.  Investing Activities Debt Security Investments

  The Company has classified all of its debt securities as "available for sale" and reported them at estimated fair value using quoted market prices or broker dealer quotes.

    Fair value and amortized cost of debt securities are as follows:


                                                             2000                                1999
                                                             ----                                ----
                                                      Fair          Amortized             Fair           Amortized
                                                      Value            Cost               Value            Cost
                                                ---------------    ----------          --------------    ----------

U.S. federal and U.K. government securities,
including agencies                                   $100,890         $ 98,910         $136,149        $139,605

Other foreign  government securities                   57,629           56,660           30,411          31,041
U.S. municipal government securities                        -                -            4,981           4,994
Corporate and other dept securities                   317,926          314,883          368,186         373,912
                                                     --------         --------         --------        --------
Totals                                               $476,445         $470,453         $539,727        $549,552
                                                     ========         ========         ========        ========

    Gross and net unrealized gains and unrealized losses on debt securities are as follows:

                                                                        2000                              1999
                                                                        ----                              ----
                                                                Gains           Losses             Gains           Losses
                                                        ---------------  ---------------   ---------------  --------------

U.S. federal and U.K. government securities,
including agencies                                            $2,092          $  (112)              $ 8         $(3,464)

Other foreign government securities                            1,111             (142)                -            (630)
U.S. municipal government securities                               -                -                 -             (13)
Corporate and other debt securities                            5,174           (2,131)               62          (5,788)
                                                              ------          -------               ---         -------
Gross unrealized gains (losses)                               $8,377          $(2,385)              $70         $(9,895)
                                                              ======          =======               ===         =======
Net unrealized gains (losses)                                 $5,992                                            $(9,825)
                                                              ======                                            =======

    The fair value and amortized cost on debt securities at year end 2000 mature as follows.

                                                                  Fair Value            Amortized Cost

                                                               -----------------       -----------------

Due in one year or less                                                 $ 88,187                $ 87,901
Due after one year through five years                                    304,350                 302,955
Due after five years through ten years                                    74,060                  69,691
Due after ten years                                                        9,848                   9,906
                                                                        --------                --------
Total maturities of debt securities                                     $476,445                $470,453
                                                                        ========                ========

Net Investment Income and Net Investment Gains

  Investment income, consisting principally of interest, is recognized in income when earned, net of investment expenses. The amortization of premiums and accretion of discount for debt securities is computed utilizing the interest method.

                          LASALLE RE HOLDINGS LIMITED
                  Notes to Consolidated Financial Statements
(Amounts expressed in thousands of United States Dollars, except share and per share data)
   Year ended December 31, 2000, Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998


    The sources of net investment income are as follows:

                                                 2000 Year            1999 Period           1999 Year           1998 Year
                                               --------------       ----------------      --------------      --------------

Debt securities                                      $28,007                 $6,100             $26,299             $31,533
Cash and cash equivalents                              7,546                  2,332               6,477               3,649
Other investment income                                2,805                    375               1,937                  57
                                                     -------                 ------             -------             -------
Gross investment income                               38,358                  8,807              34,713              35,239
Investment expenses                                     (914)                  (219)               (866)               (951)
                                                     -------                 ------             -------             -------
Net investment income                                $37,444                 $8,588             $33,847             $34,288
                                                     =======                 ======             =======             =======


Realized Gains or Losses

  Realized gains or losses on disposition of investments are determined on the basis of the specific identification method. When fair values decline for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its net realizable value.

    The sources of net realized gains (losses) on sales of investments and their effect on net income were as follows:

                                                 2000 Year          1999 Period          1999 Year            1998 Year
                                             ---------------      --------------     ---------------      ---------------


Debt securities gains                                $   538        $          -             $ 4,082               $6,085
Debt securities losses                                (2,226)                  -              (3,467)                (510)
                                                     -------       -------------      --------------       --------------
Net realized investment gains
(losses)                                             $(1,688)       $          -             $   615               $5,575
                                             ===============       =============     ===============       ==============

  The Company generally limits its investments in debt securities that are rated below investment grade, as these investments are subject to a higher degree of credit risk than investment grade securities. The Company closely monitors its below investment grade securities as well as the creditworthiness of the portfolio as a whole. The Company did not write down the value of any securities during the 2000 year, the 1999 period, the 1999 year or the 1998 year.

Unrealized Investment Gains (Losses)

  Net unrealized gains and losses on debt securities are included in other comprehensive income, net of applicable minority interest.

    The components of the net unrealized investment gains (losses) included in accumulated other comprehensive income (loss) are as follows:


                                                                                   2000                      1999
                                                                                  ------                   -------
Net unrealized gains (losses) on debt securities                                  $5,992                   $(9,825)
Applicable minority interest                                                           -                     2,283
                                                                                  ------                   -------
 Total                                                                            $5,992                   $(7,542)
                                                                                  ======                   =======

                         LASALLE RE HOLDINGS LIMITED
                  Notes to Consolidated Financial Statements
  (Amounts expressed in thousands of United States Dollars, except share and per share data)
   Year ended December 31, 2000, Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998


6.  Financing Activities

Letters of Credit

  In the normal course of reinsurance operations, the Company's bankers have issued letters of credit totaling $20,472 at year end 2000 and $22,610 at period end 1999, in favor of ceding insurance companies to secure the Company's obligations under various reinsurance contracts. In connection with LaSalle Re Corporate Capital Ltd.'s support of three Lloyd's syndicates, the Company has posted letters of credit in the amount of $14,624 at year end 2000 and $15,820 at period end 1999. In addition, in connection with a swap agreement, the Company has posted a letter of credit of $3,000 at both year end 2000 and period end 1999. At year end 2000 and period end 1999, $43,810 and $47,645 respectively of fixed interest securities were pledged as collateral for these letters of credit.


Lines of Credit

  The Company had in place a $100 million committed line of credit from a syndicate of banks. The proceeds from the credit facility could only be used to buy preferred shares of LaSalle Re that, in turn, could use the proceeds of such purchase to meet current cash requirements. On September 27, 2000, following the Business Combination the facility was canceled.

Minority Interest

  Prior to the date of the Business Combination, the minority interest disclosed in the financial statements represented founding shareholders' ownership of exchangeable non-voting shares in LaSalle Re. These shares were held by certain founding shareholders who would otherwise have held, or caused another shareholder to hold, directly, indirectly or constructively, in excess of 9.9% of the voting power of the Company or LaSalle Re. The exchangeable non-voting shares in LaSalle Re were exchangeable, at the option of the holder, for common shares of the Company, on a one-for-one basis, unless the board of directors of the Company determined such exchange would cause actual or potential adverse tax consequences to the Company or any shareholder. The exchangeable non-voting shares at all times ranked as to assets, dividends and in all other respects on a parity with the common shares of LaSalle Re, except that they did not have the right to vote on any matters except as required by Bermuda law and in connection with certain actions by the Company.

  Changes in the minority interest of LaSalle Re were recorded at historic cost by transferring an appropriate portion of the minority interest to the various components of shareholders' equity. The minority's share of income as recorded in the income statement was calculated using the minority's ownership percentage as at the balance sheet date.

                          LASALLE RE HOLDINGS LIMITED
                  Notes to Consolidated Financial Statements
          (Amounts expressed in thousands of United States Dollars,
                       except share and per share data)
   Year ended December 31, 2000,  Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998


Preferred Stock

     The Company had 3,000,000 Series A preferred shares outstanding and fully paid at year end 2000 and period end 1999. The preferred shares have a par value of $1.00 per share and are entitled to a liquidation preference of $25.00 per share ($75,000 aggregate). Dividends on the preferred shares, are cumulative at 8.75% of the liquidation preference per annum ($2.1875 per share). On or after March 27, 2007, the preferred shares may be redeemed, in whole or in part, at a redemption price of $25.00 per share, if before this date, the Company will have to pay a premium, which is dependent upon the date of redemption.


Share Capital

     The authorized share capital of the Company is 100,000,000 shares of par value $1.00 each, which includes both common and preferred shares. At year end 2000 and period end 1999, the Company had outstanding issued and fully paid common shares of 20,432,043 and 15,603,652 respectively.

Shareholder Stock Options

     The Company had issued options to purchase common shares to certain shareholders and their affiliates and LaSalle Re had issued options to purchase exchangeable non-voting shares. These options became exercisable on October 1, 1996 and were exerciseable until November 22, 2003. As the options were granted to certain of the founding shareholders and their affiliates as an inducement to purchase stock in LaSalle Re, no compensation expense has been recorded in connection with the options.

     During the 2000 year, a total number of 27,270 options to purchase exchangeable non-voting shares were exercised for cash and 81,308 in cashless transactions resulting in the issuance of 80,678 common shares. In addition 454,500 exchangeable non-voting shares were repurchased at a value of $6.89. There were no outstanding options at year end 2000.

     As at period end 1999, 563,078 options to purchase exchangeable non-voting shares of LaSalle Re were outstanding. During the 1999 year, a total number of 909,000 options were exercised in cashless transactions resulting in the issuance of 653,274 Common Shares. In addition, 268 options were repurchased at an exercise price of $7.97.


Catastrophe Equity Put

     The Company entered into a multi-year Catastrophe Equity Put ("CatEPut") in 1997 which was subsequently renewed in July 1999. The CatEPut enabled the Company to exercise an option to raise up to $100 million of equity through the issuance of convertible preferred shares. Subsequent to the Business Combination, the publicly traded entity Trenwick assumed the benefits and obligations attaching to the CatEPut.

                          LASALLE RE HOLDINGS LIMITED
                  Notes to Consolidated Financial Statements
           (Amounts expressed in thousands of United States Dollars,
                       except share and per share data)
   Year ended December 31, 2000,  Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998

7.   Taxation

     The Company is incorporated under the laws of Bermuda and is subject to Bermuda taxation. Under current Bermuda law, it is not required to pay any income or capital gains taxes in Bermuda. Furthermore, it has received an undertaking from the Bermuda Minister of Finance that, in the event of any income or capital gains taxes being imposed, they will be exempt from those taxes until 2016.

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


8.   Employee Benefits and Compensation Arrangements

Retirement Plans

Provisions for employee retirement plans are expensed as incurred.

     The Company has a defined contribution plan for its Bermuda full-time employees; the plan is administered by a life insurance company. The Company contributes 10% of an eligible employee's total compensation to the plan; employee contributions can be made to the plan subject to a maximum of 10% of the employee's total compensation.

     The Company's provisions for its employee retirement plans were as follows:


                                               2000 Year          1999 Period         1999 Year          1998 Year
                                             -------------       -------------       ------------       ------------
Defined contribution plans                       $287                 $33               $200                $46
                                                 ====                 ===               ====                ===


Employee Stock Purchase Plan

     Shares of the Company issued in connection with employee stock purchase plans were recorded at fair value; the difference between fair value on the date of purchase and the discounted price offered under the plan was recorded as compensation expense.

                          LASALLE RE HOLDINGS LIMITED
                  Notes to Consolidated Financial Statements
           (Amounts expressed in thousands of United States Dollars,
                       except share and per share data)
   Year ended December 31, 2000,  Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998


     On September 27, 2000 following the Business Combination the Company's Employee Stock Purchase Plan (the ``Plan'') was cancelled. Under the Plan, the Company was authorized to sell up to 150,000 common shares at a discount equivalent to 15% of the market price, to employees of the Company, related companies, directors of the Company and other persons providing services to those companies. The maximum investment by an employee under the payroll deduction component of the Plan was $50 per calendar year. In addition, certain employees were eligible to use up to 100% of their annual bonus to purchase common shares under the Plan. No compensation cost has been recorded on those shares issued to employees of CNA (Bermuda) Services Limited (``CNA Bermuda'') as the cost was reimbursed pursuant to the service agreement with CNA Bermuda. The number of shares issued under the Plan and the associated compensation expense are as follows:

                                               2000 Year            1999 Period            1999 Year           1998 Year
                                            ---------------       ----------------       --------------      --------------

Shares issued                                        21,532                  3,390               19,459              12,687
                                                    =======                 ======              =======             =======
Compensation expense                                $    47                 $    7              $    59             $     5
                                                    =======                 ======              =======             =======


Restricted Common Stock Awards

     The Company awarded restricted common stock to key employees. At the time of the award, the market value of the shares was recorded as deferred compensation and was presented as a separate component of shareholders' equity. The deferred compensation was charged to the income statement over the vesting period.

     The only awards of restricted stock were granted during the 1999 year. The Company granted two separate awards of restricted stock to certain executive officers. The first vested over 5 years from the date of award with 331/3% vested on the third anniversary date of the award date, 662/3% vested on the fourth anniversary date of the award and 100% vested on the fifth anniversary date of the award. The second award of restricted stock vested ratably in two annual installments over 2 years from the date of award. During the restricted period the employee received dividends in the form of additional shares of restricted stock.

     Following the completion of the Business Combination on September 27, 2000 all outstanding restricted common stock in the Company was exchanged for common stock in Trenwick and the associated deferred compensation at that time was offset against additional paid in capital. The compensation expense associated with the restricted stock is as follows:

                                               2000 Year            1999 Period            1999 Year           1998 Year
                                            ---------------       ----------------       --------------      --------------

Compensation expense                                   $314                    $91                 $751           $ -
                                                       ====                    ===                 ====      ==============

     In addition, common shares were awarded to individuals as of the fifth anniversary date of their hire. At the time of the award, the market value of the shares was recorded as a compensation expense. The number of shares awarded and the compensation expense are as follows:

                                               2000 Year            1999 Period            1999 Year           1998 Year
                                            ---------------       ----------------       --------------      --------------

Shares awarded                                    635                      -                  1,379                   -
                                                  ====                  ====                 ======               =====
Compensation expense                              $  9                  $  -                 $   28               $   -
                                                  ====                  ====                 ======               =====

                          LASALLE RE HOLDINGS LIMITED
                   Notes to Consolidated Financial Statements
           (Amounts expressed in thousands of United States Dollars,
                       except share and per share data)
   Year ended December 31, 2000,  Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998


Stock Appreciation Rights

     Stock appreciation rights (SAR's) granted by the Company entitled the holder to a cash payment equal to the value of the SAR's as of the exercise date. The value of each SAR equaled the fair market value of a common share of the Company less a base value. A liability was established for the exercise of the SAR's based upon the difference between the market value of the stock and the base value. This liability was adjusted each period based upon the market value of the Company's common shares.

     In consideration for entering into an employment agreement with LaSalle Re, the Company's former Chief Executive Officer was granted an award of SAR's during 1994. The number of SARs awarded was dependent upon the financial performance of the Company over a set period of time and the value of each SAR was dependent upon the fair market value of a common share. Following the exchange of shares in connection with the Business Combination, the value of each SAR became dependent upon the fair market value of Trenwick's publicly traded common stock, therefore the liability was assumed by Trenwick. During the 2000 year, the Company recorded a reduction in the total liability relating to the SARs of $964. For the 1999 period, 1999 year and 1998 year, the Company increased (decreased) the total liability by $242, ($1,490) and ($548) respectively.


Share Options

     The Company granted share options for a fixed number of common shares to employees with an exercise price equal to the market value of the shares at the date of grant. The current accounting standard establishes a fair value based method of accounting for stock-based compensation plans; however, it permits an entity to continue to apply the accounting provisions of a previous standard and make pro forma disclosures of net income and earnings per share, as if the fair market value based method had been applied. The Company continued to account for the share option grants in accordance with the previous standard and has included the pro forma disclosures required by the fair value based method below.

     All options granted vested ratably in five annual installments over 5 years from the grant date and could be exercised over a 10-year period, commencing on the vesting date except for 85,218 options granted in 1997 which vested ratably in three annual installments from the date of grant. All outstanding options originally granted in 1995 and 1997, which totaled 295,436, automatically vested upon the completion of the Business Combination. For certain option grants, there was an anti-dilution provision, which awarded the option holder a number of shares of restricted stock in the event that a dividend, when added to the value of all cash dividends previously paid within the same fiscal year, exceeded 5% of the average book value per share for the prior four quarters.
For the 2000 year and 1999 period, no shares of restricted stock were awarded. For the 1999 year, 46,459 shares of restricted stock were awarded.

     For the 2000 year, the 1999 period and the 1999 and 1998 years, the Company has recorded compensation expense on these options of $317, $27, $565 and $374 respectively.

                          LASALLE RE HOLDINGS LIMITED

                   Notes to Consolidated Financial Statements

 (Amounts expressed in thousands of United States Dollars, except share and per share data)

   Year ended December 31, 2000, Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998


                                            2000 Year    1999 Period    1999 Year    1998 Year
                                            ---------    -----------    ---------    ---------
Number of shares:
Options outstanding, beginning of period      459,436       466,436       401,436      446,436
Options granted                                     -             -       233,000       10,000
Options canceled                                    -        (7,000)     (148,200)     (55,000)
Options exercised                                   -             -       (19,800)           -
Options transferred to Trenwick Group        (459,436)            -             -            -
                                             --------     ---------     ---------    ---------
Options outstanding, end of period                  -       459,436       466,436      401,436
                                             ========     =========     =========    =========

Options exercisable, end of period                  -       237,986       168,943      146,293
                                             ========     =========     =========    =========

Range of exercise price:
Options granted                                     -             -     $19 - $26    $      32
Options exercised                                   -             -     $19 - $20            -
Options outstanding, end of period                  -     $19 - $32     $19 - $32    $19 - $32
                                              -------     ---------     ---------    ---------
Options exercisable, end of period                  -     $19 - $32     $19 - $32    $19 - $29
                                              =======     =========     =========    =========

Weighted average exercise price:
Options granted                                     -             -        $23.87       $31.63
Options exercised                                   -             -        $19.25            -
Options outstanding, end of period                  -        $24.89        $24.90       $24.96
                                              -------     ---------     ---------    ---------
Options exercisable, end of period                  -        $24.10        $24.39       $24.51
                                              -------     ---------     ---------    ---------


Pro Forma Information

  All of the outstanding stock options granted were issued at fair market value on the date of grant; therefore no compensation expense has been recognized for these grants. Had the Company applied the fair value based method described above, net income and net income per share would have been the pro forma amounts indicated below:

                                       2000 Year    1999 Period    1999 Year    1998 Year
                                       ---------    -----------    ---------    ---------
Net income (loss)
  As reported                          $(23,265)      $(14,841)     $(2,834)     $51,806
                                       ========       ========      =======      =======
  Pro forma                            $(23,111)      $(14,944)     $(3,458)     $51,350
                                       ========       ========      =======      =======

Diluted earnings (loss) per share
   As reported                       Not reported     $  (1.06)     $ (0.60)     $  2.68
                                       ========       ========      =======      =======
   Pro forma                         Not reported     $  (1.06)     $ (0.63)     $  2.66
                                       ========       ========      =======      =======


9.  Earnings Per Share

  As of September 27, 2000, the Company became a wholly owned subsidiary of Trenwick. As the Company no longer has publicly held common stock, there is no requirement under SFAS No. 128 to prepare earnings per common share disclosures for the fiscal year ended December 31, 2000.

                          LASALLE RE HOLDINGS LIMITED

                   Notes to Consolidated Financial Statements

 (Amounts expressed in thousands of United States Dollars, except share and per share data)

   Year ended December 31, 2000, Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998


                                                                1999 Period              1999 Year              1998 Year
                                                              ----------------       -----------------       ----------------

Income available to common shareholders:
Net income (loss) - basic and diluted                             $   (16,482)            $    (9,397)            $    45,243
                                                                  ===========             ===========             ===========
Weighted average common shares outstanding:
Weighted average shares outstanding - basic                        15,603,503              15,628,650              15,145,112
Net weighted average shares issuable (when dilutive)
Exercise of stock options                                                   -                       -               1,653,233
Exercise of stock appreciation rights                                       -                       -                  80,516
Issuance of contingently issuable shares                                    -                       -                  22,398
                                                                  -----------             -----------             -----------
Weighted average shares outstanding - dilutive                     15,603,503              15,628,650              16,901,259
                                                                  ===========             ===========             ===========
Basic earnings (loss) per share                                   $     (1.06)            $     (0.60)            $      2.99
                                                                  ===========             ===========             ===========
Diluted earnings (loss) per share                                 $     (1.06)            $     (0.60)            $      2.68
                                                                  ===========             ===========             ===========

  As of period end 1999, year end 1999 and year end 1998, 5,172,400, 5,213,098 and 4,018,146 aggregate exchangeable non-voting shares, share options, stock appreciation rights and contingently issuable shares were excluded from the computation of diluted earnings per share because their effect would have been antidilutive on the calculation for the respective period.

  Subsequent to the issuance of the Company's 1999 consolidated financial statements, the Company's management determined that, for purposes of the calculation of earnings per common share, the Exchangeable Non-Voting Shares of LaSalle Re were not considered to be outstanding Common Shares of the Company but, for purposes of calculating consolidated diluted EPS, were considered among the potential common shares of the Company. As a result, earnings per Common Share and earnings per Common Share -- assuming dilution -- were restated from the amounts previously reported.

                                                                1999                          1998
                                                    ----------------------------    -------------------------
                                                          As                            As
                                                      Previously           As       Previously         As
                                                       reported         restated     reported        restated
                                                    --------------      --------    -----------      --------
At September 30
(Loss) earnings per common share                           $(0.61)       $(0.60)         $(3.06)       $(2.99)
(Loss) earnings per common share
assuming dilution                                          $(0.61)       $(0.60)         $(2.80)       $(2.68)
                                                           ======        ======          ======        ======


10.  Insurance Regulation

  LaSalle Re, the Company's insurance subsidiary, is subject to Bermuda insurance regulations, which mandate minimum solvency margins and liquidity ratios. LaSalle Re must maintain a minimum statutory capital and surplus level of the greater of $100,000, 50% of net premiums written ($49,266 for the 2000 year), or 15% of net loss reserves ($25,250 at year end 2000). Statutory capital and surplus of LaSalle Re was $453,766 and $426,453 at year end 2000 and period end 1999, respectively. In addition, Bermuda insurance regulations restrict the payment of dividends from retained earnings or additional paid-in-capital which exceed certain thresholds without prior approval from the Bermuda Minister of Finance. At year end 2000, there were no restrictions on the distribution of retained earnings.

                          LASALLE RE HOLDINGS LIMITED

                   Notes to Consolidated Financial Statements

 (Amounts expressed in thousands of United States Dollars, except share and per share data)

   Year ended December 31, 2000, Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998


11.  Fair Value of Financial Instruments

  The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. Fair values have been estimated based upon quoted market prices or broker dealer quotes and may vary in the near term. Fair value disclosures with respect to debt securities are detailed in Note 5 to the financial statements.

  The carrying values of other financial instruments, including cash and cash equivalents, reinsurance balances receivable, accrued investment income, promissory note receivable and other liabilities, approximate their fair value due to the short term nature of the balances.


12.  Commitments, Contingencies, Concentrations, and Related-Party Transactions

Commitments

  The Company leases office space under a non-cancelable operating lease which expires in 2004. The Company's future minimum lease commitments at year end 2000 total $1,038 and are payable as follows: 2001, $317; 2002, $345; 2003,
$347; 2004, $29.

  Total office rent expense for the 2000 year, the 1999 period, the 1999 year, and the 1998 year was $441, $227, $328 and $269, respectively.


Financial Instruments with Off  Balance Sheet Risk

  LaSalle Re has entered into a swap agreement to provide cash flow to a counterparty in the event of defined earthquake activity in Japan. Receipts to LaSalle Re which are accounted for as investment income are based on the notional amount of the swap. For the 2000 year, the 1999 period, the 1999 year and the 1998 year, the Company had recorded investment income of $114, $29, $114 and $58 respectively. The contract exposes LaSalle Re to a maximum cash outflow of the same notional amount should the defined seismic event occur. The Company is also exposed to credit loss in the event of nonperformance by the counterparty to the remittance of interest payments as required by the swap. The Company does not anticipate nonperformance by the counterparty. At year end 2000 and period end 1999, the total notional principal amount of the swap is $3,000 (1999: $3,000) which is supported by a letter of credit (see Note 6).


Concentrations

  During the 2000 year, the Company received 42% of its gross written premiums through two brokers of which Aon Reinsurance Agency accounted for 23% and Guy Carpenter accounted for 19%. During the 1999 period, the 1999 year and 1998 year, Aon Reinsurance Agency provided 4%, 18% and 17% and Guy Carpenter provided 40%, 20% and 17% of the Company's gross written premiums.

                          LASALLE RE HOLDINGS LIMITED

                   Notes to Consolidated Financial Statements

 (Amounts expressed in thousands of United States Dollars, except share and per share data)

   Year ended December 31, 2000, Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998


  Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on the business and operations of the Company. The Company does not believe, however, that the loss of such business would have a long-term adverse effect because of the Company's competitive position within the reinsurance market and the availability of business from other brokers. During the 2000 year, the Company derived 22% of its gross written premiums from its participation as a corporate member of Lloyds. The percentages for the 1999 period, the 1999 year and 1998 year were 32%, 16% and 14% respectively.

  At year end 2000, 65% of the Company's net reinsurance recoverables on unpaid claims and claims expenses was recoverable from two principal retrocessionaires. These retrocessionaires are various Lloyd's syndicates, and Continental Casualty Company which had reinsurance recoverable balances liabilities of $2,605, and $1,578, respectively at year end 2000. These retrocessionaires are rated A or better by A.M. Best Company.

  Included in reinsurance deposits in the balance sheet at year end 2000 is $27,422 and period end 1999 $32,742 which was deposited with Allianz.


Related Party Transactions

  Two of the Company's founding shareholders were CNA Financial and Aon. The Company had numerous business relationships with both companies, which are summarized below:

                                                           2000 Year     1999 Period      1999 Year      1998 Year
                                                          ------------  --------------  -------------  -------------

Premiums assumed through Aon                                   $30,340          $ 182         $25,266        $27,190
Brokerage costs on premiums assumed through Aon                  3,034             18           2,526          2,719
Investment management services from Aon                            821            199             801            850
Premiums assumed from CNA                                          668             17           8,369         16,917
Premiums ceded to CNA                                            6,556           (182)          8,091              -
Override and profit commissions on premiums ceded to
 CNA                                                             1,244             (3)            647              -
Underwriting support services from CNA                             685            173           1,461          3,594

  At year end 2000 and period end 1999, the amounts receivable from CNA and Aon relating to these business relationships were $608 and $0, respectively. Amounts payable to CNA and Aon under these agreements at year end 2000 and period end 1999 were $1,416 and $5,935, respectively.

  While the current underwriting support services agreement between the Company and CNA will not terminate until September 30, 2001, the Company has not utilized CNA's underwriting support services since the Business Combination and does not expect to utilize them in 2001. Consequently, all fees payable between September 30, 2000 and September 30, 2001 were accrued and expensed at the date of the Business Combination.

  The investment management services agreement between LaSalle Re and Aon terminated at year end 2000.

  In addition to the above, the Company had various transactions with its parent company, Trenwick.

                          LASALLE RE HOLDINGS LIMITED
                  Notes to Consolidated Financial Statements
(Amounts expressed in thousands of United States Dollars, except share and per share data)
   Year ended December 31, 2000, Three Month Period ended December 31, 1999
                  And Years ended September 30, 1999 and 1998


  During the 2000 year, LaSalle Re purchased $13,000,000 Trenwick Capital Trust I Preferred stock. This Trust is a subsidiary of LaSalle Re's ultimate holding company. Income derived from the purchase of this investment amounted to $166 for the 2000 year. The market value of the investment at year end 2000 was $9,848 and the amortized cost was $9,905.

  At year end 2000, $75,000 was receivable from Trenwick with respect to a loan advanced during the year. Interest is paid on this loan at a rate equal to that generated by the Company's investment portfolio.

  Also at year end 2000, $3,891 was receivable from Trenwick with respect to an intercompany account balance. This is repayable on demand and is interest free.


13.  Unaudited Quarterly Financial Data

  Summarized unaudited quarterly financial data for the years presented is as follows:

                                                 Quarter           2000 Year              1999 Year              1998 Year
                                           -------------------  ----------------       ----------------       ---------------

Earned premiums                            Fourth quarter              $ 25,357               $ 21,362               $32,742
                                           Third quarter                 26,751                 32,068                42,053
                                           Second quarter                28,776                 38,055                41,906
                                           First quarter                 27,212                 35,130                37,919

Net investment income                      Fourth quarter                 9,666                  8,530                 8,521
                                           Third quarter                  9,591                  8,539                 8,732
                                           Second quarter                 9,251                  8,824                 8,583
                                           First quarter                  8,936                  7,954                 8,452

Net realized investment                    Fourth quarter                   228                 (1,127)                3,043
 Gains (losses)                            Third quarter                    270                    152                   515
                                           Second quarter                    38                   (602)                1,613
                                           First quarter                 (2,224)                 2,192                   404

Net income (loss)                          Fourth quarter                13,969                 (4,544)               (6,039)
                                           Third quarter                  6,911                  3,052                13,052
                                           Second quarter                11,271                (11,966)               16,092
                                           First quarter                (15,450)                 4,064                22,138

Diluted income (loss)                      Fourth quarter              Note (1)               $  (0.31)              $ (0.33)
 Per share                                 Third quarter               $   0.44               $   0.19               $  0.78
                                           Second quarter              $   0.71               $  (0.76)              $  0.97
                                           First quarter               $  (0.98)              $   0.25               $  1.34

  Note (1) not required, see Note 9 Earnings per Share.

  The 2000 year presented above is a calendar year: the 1999 and 1998 years are fiscal years ended September 30. The above information does not include results for the three month period ended December 31, 1999 as such information is presented separately in the statement of operations.

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Following the Business Combination, the independent auditor for Trenwick was PricewaterhouseCoopers LLP and the independent auditor for the Company was Deloitte & Touche. Trenwick and the Company determined that it was in their best interest to utilize a single independent auditor. As a result, the Company determined not to retain Deloitte & Touche as the Company's independent auditor for the current fiscal year. Instead, the Company decided to retain PricewaterhouseCoopers as its independent auditor. The decision to change independent auditors was approved by the Company's Board of Directors and a Form 8K was filed on December 22, 2000.

  Deloitte & Touche served as the Company's independent auditors from October 25, 1999. Prior to this, KPMG had served as the Company's auditors from incorporation up until October 25, 1999, when they resigned following the identification of a potential issue relating to independence, in connection with their upcoming audit of the Company's financial statements for the fiscal year ended September 30, 1999.

  Neither the audit report of Deloitte & Touche on the financial statements of the Company for the fiscal year ended and as of September 30, 1999, nor the audit report of KPMG on the financial statements of the Company for the fiscal year ended and as of September 30, 1998 contain an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles.

  During the Company's fiscal year ended September 30, 1998 there were no disagreements between KPMG and the Company with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Company during the fiscal year ended September 30, 1998.

  During the Company's fiscal year ended September 30, 1999 and the interim period to December 22, 2000, there have been no disagreements between Deloitte & Touche and the Company with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Company during the fiscal year ended September 30, 1999 and through the interim period to December 22, 2000.

  During the two most recent fiscal years and the subsequent interim period to December 22, 2000, neither the Company nor anyone on behalf of the Company consulted with PricewaterhouseCoopers regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company or any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(v) of Regulation S-K, or any reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  In connection with the Business Combination, all of the external directors of LaSalle Re Holdings resigned their directorships and, in certain cases, became directors of Trenwick, leaving Guy Hengesbaugh as the sole director. Trenwick appointed a second director of the Company following the Business Combination.

 Guy D. Hengesbaugh aged 42 has been a director of the Company since February 2000. Mr. Hengesbaugh has been President and Chief Executive Officer of the Company since July 1, 1999. Prior to this he had served as President and Chief Operating Officer of the operating company, LaSalle Re, a position he had held since September 17, 1998. Mr Hengesbaugh had served as Executive Vice President and Chief Underwriting Officer of the Company since its organization in September 1995 and Executive Vice President and Chief Underwriting Officer of LaSalle Re since its organization in October 1993. Mr. Hengesbaugh has ten years experience in underwriting management with CNA in Chicago and London. Up to September 30, 1998, Mr. Hengesbaugh was an employee of CNA Bermuda and his services were made available to the Company pursuant to the Underwriting Services Agreement. Upon termination of this agreement, with effect from October 1, 1998, Mr. Hengesbaugh became an employee of the Company.

  Clare E. Moran aged 32 has been a director of the Company since January 2001. Ms. Moran was promoted to the position of Senior Vice President, Treasurer and Chief Financial Officer in October 2000. Prior to this, Ms. Moran had served as Senior Vice President, Treasurer and Interim Chief Financial Officer since October 1999 and as Vice President, Finance previous to October 1999. Ms. Moran joined the Company in July 1995 as Assistant Controller. Prior to joining the Company she was employed by KPMG Peat Marwick in Bermuda, where she specialized in reinsurance and insurance. Miss Moran qualified as a Chartered Accountant in the U.K. in 1991.

  In addition to the two individuals named above the Company has one other executive officer.

  Mark C. Stockton aged 41 has been Senior Vice President, Chief Underwriting Officer since July 15, 1999. Prior to this he had served as a Vice President of the Company since January 1996. He joined the Company as an Assistant Vice President and Underwriter in November 1994. Mr. Stockton has 21 years experience in the reinsurance industry, working in the London market until his arrival in Bermuda in 1994. He holds the title of Chartered Insurer and qualified as an Associate of the Chartered Insurance Institute in 1985.


ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth, in summary form, the compensation earned by the CEO or a Named Executive Officer of the Company during the 2000 fiscal year.

  The 2000 fiscal year ended December 31, 2000. As the Company changed its fiscal year end following the Business Combination, the comparative periods are for the years ended September 30, 1999 and September 30, 1998.

                                                                      Restricted   Securities
  Name and Principal    Fiscal                        Other Annual       Stock     Underlying      All Other
       Position          Year   Salary     Bonus      Compensation     Awards(1)   Options(2)    Compensation
----------------------  ------  -------  ----------  ---------------  -----------  -----------  ---------------

Guy D. Hengesbaugh        2000  450,000  386,364(3)       165,710(4)        -            -            56,376(5)
  Chief Executive         1999  412,500  477,273(3)       146,798(4)     109,626         -            50,031(5)
  Officer and             1998  300,000  150,000          291,634(4)     420,626      118,000        612,600(5)
  President (effective
  July 1, 1999)
Mark C. Stockton          2000  275,000  115,227(6)       122,415(7)        -            -            27,500(8)
  Senior Vice             1999  240,000  157,045(6)        94,214(7)      21,262         -            24,000(8)
  President and
  Chief Underwriting
  Officer (effective
  July 15, 1999)
Clare E. Moran            2000  155,000   62,091(9)       85,053(10)        -            -           15,500(11)
  Senior Vice
  President and Chief
  Financial Officer
  (effective October
  1, 2000)

(1) Following the Business Combination and the exchange of shares, the restricted stock held by the CEO and named executive officers was exchanged for restricted stock in Trenwick. At December 31, 2000, the number and value of the restricted stock held in Trenwick by individuals in the Summary Compensation Table were as follows: Mr. Hengesbaugh: 42,513 shares ($1,054,854); Mr. Stockton: 3,360 shares ($90,086); and Ms. Moran: 1,452 shares ($36,034).

     On October 1, 1998, Mr. Hengesbaugh received a restricted stock award of 25,000 common shares. Mr. Hengesbaugh's award vests at the rate of 331/3% on the third, fourth and fifth anniversaries of the grant date. Dividends on these restricted shares were paid in additional shares of restricted stock, based on the closing price of a common share of the Company on the NYSE on the dividend payment date. Mr. Hengesbaugh received as dividends 446, 570 and 640 additional restricted shares on December 18, 1998, March 19, 1999 and June 18, 1999, respectively.

     During the 1999 and 1998 fiscal years, Messrs. Hengesbaugh, Stockton and Ms. Moran received restricted stock awards as set forth below pursuant to the amended anti-dilution provisions of stock options granted on November 27, 1995 (the "1995 Options") and May 19, 1997 (the "1997 Options"). These restricted stock awards were made to compensate for the dilutive effect of certain dividends paid by the Company and vest only upon the exercise of the options to which they relate. The 1995 Options and 1997 Options vested in their entirety following the Business Combination.

                                                              Number of shares Awarded   Number of shares Awarded
                                                              with respect to the 1995   with respect to the 1997
Name                                     Date of award                 Options                    Options
---------------------------------  -------------------------  ------------------------   ------------------------
Guy D. Hengesbaugh                 March 20, 1998                                 5,557                      3,071
                                   June 19, 1998                                  1,061                      1,008
                                   September 18, 1998                               184                        114
                                   December 18, 1998                                121                         75
                                   March 19, 1999                                 1,086                      1,030
                                   June 18, 1999                                  1,303                      1,237

Mark C. Stockton                   December 18, 1998                                  -                         42
                                   March 19, 1999                                     -                        572
                                   June 18, 1999                                      -                        687

Clare E. Moran                     December 18, 1998                                  -                         16
                                   March 19, 1999                                     -                        229
                                   June 18, 1999                                      -                        275

     The values shown in the Summary Compensation Table for all restricted stock awards, including any additional restricted shares awarded as dividends, have been calculated by multiplying the number of shares by the closing price of a common share of the Company on the NYSE on each grant or dividend date, as applicable.

(2) Effective on March 20, 1998, the anti-dilution provisions of the 1995 Options and the 1997 Options were amended to provide for the Company to make awards of restricted stock to the optionholders on certain dividend payment dates in order to compensate for the dilutive effect of such dividends. See Note (2). This anti-dilution provision superseded a prior provision which compensated for the dilutive effect of such dividends by reducing the exercise price of the options on the dividend payment dates. The new anti-dilution provision, which restored the original exercise price of the options, was designed to provide the same economic benefit to optionholders as the prior provision. However, in accordance with published views of the Securities and Exchange Commission staff, the implementation of the new anti-dilution provision has been reported in the Summary Compensation Table, solely for purposes of required disclosure under the securities laws, as the surrender of an existing option followed by the grant of a new option. Thus, 90,000 of the options shown in the table as having been granted during fiscal year 1998 to Mr. Hengesbaugh do not represent grants of additional options, but merely reflect the March 20, 1998 amendment to the anti-dilution provisions of the previously granted 1995 Options and 1997 Options.

(3) Mr. Hengesbaugh earned a bonus under a cash incentive bonus agreement of $136,364 and $227,273 for fiscal 2000 and 1999 respectively. Mr. Hengesbaugh also received a merit cash bonus of $250,000 for fiscal 2000.

(4) Includes housing expenses and overseas allowances of $120,000 for fiscal 2000; $120,000 for fiscal 1999; and $264,000 for fiscal 1998.

(5) Consists of $45,000, $41,250 and $12,600 for monthly pension contributions for fiscal 2000, 1999 and 1998 respectively. For fiscal 2000, also includes $6,376 for life insurance covering Mr. Hengesbaugh and $5,000 paid in respect of compensation consulting services. For fiscal 1999, also includes $6,681 for life insurance covering Mr. Hengesbaugh and $2,100 paid in respect of pension and compensation consulting services. For fiscal 1998, includes deferred compensation of $600,000 paid by CNA Bermuda in recognition of the contribution Mr. Hengesbaugh made to LaSalle Re's business in the first five years of its existence.

(6) Mr. Stockton earned a bonus under a cash incentive bonus agreement of $62,727 and $104,545 for fiscal 2000 and 1999 respectively. Mr. Stockton also received a merit cash bonus of $52,500 for fiscal 2000 and $24,000 for fiscal 1999.

(7) Includes housing expenses of $76,500 and $76,000 for fiscal 2000 and fiscal 1999 respectively.

(8) Consists of $27,500 and $24,000 paid in connection with monthly pension contributions for fiscal 2000 and fiscal 1999 respectively.

(9) Ms. Moran earned a bonus under a cash incentive bonus agreement of $34,091 for fiscal 2000. Ms. Moran also received a merit cash bonus of $28,000 for fiscal 2000.

(10) Includes housing expenses of $49,500.

(11) Consists of $15,500 paid in connection with monthly pension contributions.

  There were no grants of options or stock appreciation rights during the year ended December 31, 2000. Following the Business Combination with Trenwick all outstanding options and stock appreciation rights held by individuals were exchanged for options or stock appreciation rights in Trenwick. There were no exercises of stock options or stock appreciation rights during the fiscal year ended December 31, 2000. The following table sets forth information for each individual who served as the CEO or a Named Exective Officer of the Company with regard to the number of Trenwick common shares underlying unexercised stock options and the value of such stock options at the end of the fiscal year. There were no unexercised stock appreciation rights for these individuals.

  2000 Fiscal Year-End Option Values

                                 Number of Securities Underlying          Value of Unexercised
                                           Unexercised                        In-the-Money
                                             Options                            Options
                                       at December 31,2000                at December 31, 2000
Name                               Exerciseable/Unexerciseable         Exerciseable/Unexerciseable
------------------------------   ---------------------------------     ---------------------------
Guy D. Hengesbaugh                         108,667/9,333                        $250,313/$0
Mark C. Stockton                            38,333/6,667                        $      0/$0
Clare E. Moran                              16,667/3,333                        $      0/$0

  Effective October 1, 1999, LaSalle entered into an amended employment agreement with Guy D. Hengesbaugh to reflect Mr. Hengesbaugh's promotion to the position of President and Chief Executive Officer. The agreement provides for automatic renewal on a daily basis, so that the remaining term of the agreement will always equal two years. If either party gives notice of termination, the agreement will expire two years after that notice is given. The agreement provides for an annual salary of $450,000. In addition, Mr. Hengesbaugh is entitled to an annual non-discretionary bonus based in part on the amount by which LaSalle Re's return on equity for that year exceeds 10% per annum, and is also eligible to receive a discretionary bonus. The agreement provides Mr. Hengesbaugh with various benefits, including disability and pension benefits, automobile allowance, club membership, housing and living allowance and reimbursement of reasonable business expenses. The agreement also includes a non-competition and non-solicitation covenant that will generally apply for a period of 12 months following the termination of Mr. Hengesbaugh's employment.

  Effective October 1, 1998, LaSalle entered into an employment agreement with Mark Stockton, who now serves as Senior Vice President and Chief Underwriting Officer. The agreement provides for automatic renewal on a daily basis, so that at the remaining term of the agreement will always equal one year. If either party gives notice of termination, the agreement will expire one year after that notice is given. The agreement provides for an annual base salary of $230,000, which effective July 1, 1999 was increased to $275,000 by action of LaSalle's Compensation Committee. In addition, Mr. Stockton is entitled to an annual non-discretionary bonus based in part on the amount by which LaSalle Re's return on equity for that year exceeds 10% per annum, and is also eligible to receive a discretionary bonus. The agreement provides Mr. Stockton with various benefits, including disability and pension benefits, automobile allowance, club membership, housing and living allowance and reimbursement of reasonable business expenses. The agreement also includes a non-competition and non-solicitation covenant that will generally apply for a period to 24 months following the termination of Mr. Stockton's employment.

  Effective October 1, 1998, LaSalle entered into an employment agreement with Clare Moran, who now serves as Senior Vice-President, Treasurer and Chief Financial Officer. The agreement provides for automatic renewal on a daily basis, so that the remaining term of the agreement will always equal one year. If either party gives notice of termination, the agreement will expire one year after that notice is given. The agreement provides for an annual base salary of $125,000, which effective August 15, 1999, was increased to $155,000 by action of LaSalle's Compensation Committee. In addition, Ms. Moran is eligible for a discretionary annual bonus. The agreement provides Ms. Moran with various benefits, including disability and pension benefits, automobile allowance, housing and living allowance and reimbursement of reasonable business expenses. The agreement also includes a non-competition and non-solicitation covenant that will generally apply for a period of 12 months following the termination of Ms. Moran's employment.

  Since the completion of the Business Combination, the Company's directors have not been compensated for any services provided to LaSalle as a director.

  In addition, since the completion of the Business Combination, the Company's Common Shares are no longer registered under Section 12 of the Securities Exchange Act of 1934. Accordingly, no share price information is available to provide the basis for a performance graph.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The Company is a wholly owned subsidiary of Trenwick. The following table discloses the Chief Executive Officer and named executive officers' ownership in the Company's parent, Trenwick, at February 28, 2001.

                                              Number of Common
    Name of Beneficial Owner                     Shares (1)        Percentage of Class
    ------------------------                  ----------------     -------------------
Guy Hengesbaugh(2)                                     131,617             *
Mark Stockton(3)                                        46,075             *
Clare Moran(4)                                          18,577             *
Directors and Executive
 officers as a Group                                   196,269             *


*Less than 1%

(1) Includes shares of restricted stock that would vest if the holder were to exercise certain options pursuant to which such restricted shares were granted as anti-dilution adjustments, which options are exercisable within 60 days of February 28, 2001. Also excludes 26,656 shares of restricted stock and dividend entitlements which were originally awarded to Mr. Hengesbaugh, respectively, on October 1, 1998, all of which will vest more than 60 days after February 28, 2001.

(2) Includes options to purchase 108,667 common shares which are exercisable within 60 days of February 28, 2001.

(3) Includes options to purchase 38,333 common shares which are exercisable within 60 days of February 28, 2001.

(4) Includes options to purchase 16,667 common shares which are exercisable within 60 days of February 28, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


  Underwriting Services Agreement and Underwriting Support Services Agreement

     Effective on October 1, 1998, the Company entered into an underwriting support services agreement (the "Underwriting Support Services Agreement") with CNA Re Services Company ("CRSC") and CNA Bermuda. Under the Underwriting Support Services Agreement, which expires on September 30, 2001, CRSC provided underwriting support services to the Company on a daily or hourly fee basis when and as requested by the Company. The Company paid CNA Bermuda a $333,333 annual retainer, which was credited against CRSC's daily or hourly fees and associated travel expenses. In recognition of the contribution made by CNA Bermuda to the development of the Company's business, the Company agreed, subject to certain conditions, to pay CNA Bermuda an underwriting profit commission of 1.67% of the aggregate net underwriting profits of LaSalle Re for each fiscal year during the term of the Underwriting Support Services Agreement for which the Company's loss ratio was 70% or less.

     While the current Underwriting Support Services Agreement will not terminate until September 30, 2001, the Company has not utilized the agreement since the Business Combination and does not anticipate utilizing it in 2001. Consequently, the Company has accrued and expensed all fees payable under the agreement during the year ended December 31, 2000. This amounted to $786,000.

  Investment Management Agreement

     Pursuant to an investment management agreement (the "Investment Management Agreement") with Aon Advisors (UK) Limited ("Aon Advisors"), a subsidiary of Aon, Aon Advisors provided LaSalle Re with investment management services in accordance with the investment guidelines set by the Board of Directors. The Investment Management Agreement expired on December 31, 2000. Pursuant to the terms of the Investment Management Agreement, the Company paid Aon Advisors a fee equal to 0.16375% per annum of the assets under management. The fees for these investment management services were determined in arm's length commercial negotiations. The performance of Aon Advisors and the fees paid were periodically reviewed by the Investment/Finance Committee of the Board of Directors. LaSalle Re paid Aon Advisors investment management fees of $821,000 for the year ended December 31, 2000.


  Reinsurance Transactions with Aon and CNA

     In the year ended December 31, 2000, the Company assumed premiums totalling approximately $668,000 from a ceding company related to CNA and ceded premiums totalling approximately $6,556,000 to a reinsurer related to CNA. Absent CNA's relationship with the Company, such transactions might not have taken place. In addition, during the same period, the Company wrote premiums totalling approximately $30,340,000 through brokers related to Aon; brokerage fees incurred in respect of this business were approximately $3,034,000 during the same period.

The terms of these reinsurance transactions were negotiated between the parties and the Company believes that such terms were at market rates. The Company does not anticipate similarly assuming business from and ceding business to CNA related companies, however, it will continue writing business through Aon related brokers during the year ending December 31, 2001. However, the quantity of such business for the 2001 fiscal year cannot yet be determined.


  Loan to a former Executive Officer

     In accordance with the 1994 employment agreement of Mr. Victor Blake, the Company's former Chief Executive Officer, the Company loaned Mr. Blake $695,000 to purchase a condominium in Bermuda. The loan is evidenced by a promissory note and interest is payable at the rate of 8% per annum. The Company has agreed to reimburse Mr. Blake for interest paid on the loan. Currently, Mr. Blake and the Company are looking for a buyer for the property. The loan will be due at the time of sale. If, as of the date of sale, the fair market value of the condominium has increased over the amount of the loan, Mr. Blake shall also be required to pay the amount of the increase to the Company. If the fair market value of the condominium has decreased to below the purchase price, the amount due from Mr. Blake shall be reduced by the amount of the decrease.


  Other Transactions

     In 1999, the Company renegotiated the $100 million multi-year Catastrophe Equity Securities Issuance Option Agreement ("CatEPut") that it had originally entered into in 1997. Aon Capital Markets ("ACM"), a subsidiary of Aon acted as broker in the renegotiation of the CatEPut and receive an annual brokerage fee. During the year ended December 31, 2000, this fee amounted to $936,479.

     After the formation of the Ad Hoc Committee on Strategic Alternatives in May 1999, the Company engaged ACM as one of three investment bankers to assist the Company in investigating and negotiating potential strategic transactions. Following the Business Combination, the Company has paid ACM a transaction fee of $807,152.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this report:

     (a) Financial Statements and Schedules:

          1. Financial Statements

               See Index to Financial Statements on page 32 of this report, which is incorporated herein by reference.

          2. Financial Statement Schedules:

               All schedules have been omitted since the required information is presented elsewhere in this report or is not applicable.

          3. Exhibits

               See Index to Exhibits on pages 62 to 66 of this report, which is incorporated herein by reference.

     (b) Reports on Form 8-K:

          The following report on Form 8-K was filed during the quarter ended December 31, 2000:

             Item Reported                                   Date of Report

             Changes in Registrant's Certifying Accountant  December 22, 2000

     (c) Exhibits:

     The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 62 to 66 of this report, which is incorporated herein by reference. The Company will furnish a copy of any Exhibit to any shareholder upon written request and upon payment of a fee to cover the Company's reasonable expenses in furnishing such Exhibit. Such requests may be made to: Investor Relations Department, LaSalle Re Holdings Limited, Continental Building, 25 Church Street, Hamilton HM 12, Bermuda.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bermuda, on the 30th day of March, 2001.


                              LaSalle Re Holdings Limited

                              /s/  Guy D. Hengesbaugh
                              By   Name: Guy D. Hengesbaugh
                                   Title: President and Chief Executive Officer

                               POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of March 2001.

            Signature                                      Title
----------------------------------  ---------------------------------------------------


/s/   Guy D. Hengesbaugh            Director, and President and Chief Executive
----------------------------------  Officer (Principal Executive officer)
Guy D. Hengesbaugh


/s/   Clare E. Moran                Director, and Senior Vice President, Treasurer and
----------------------------------  Chief Financial Officer (Principal Financial and
Clare E. Moran                      Accounting Officer)


                               INDEX TO EXHIBITS

 Exhibit
---------
 Number              Description                                     Method of Filing
---------  -----------------------------------------------  ---------------------------------------------------
3.1        Memorandum of Association                        Incorporated by reference to Exhibit 3.1 to
                                                            Registration Statement on Form S-1
                                                            (No. 33-97304)

3.2        Bye-Laws                                         Incorporated by reference to Exhibit 3.2 to Form
                                                            10-Q for the quarterly period ended March 31,
                                                            1998 (File No. 1-12823)

10.1       Underwriting Support Services Agreement          Incorporated by reference to Exhibit 10.7 to Form
           Dated October 1, 1998 among LaSalle Re,          10-K for the fiscal year ended September 30,
           CRSC and CNA Bermuda                             1998 (File No. 1-12823)

10.2       Amended and Restated Investment                  Incorporated by reference to Exhibit 10.8 to
           Management Agreement dated September 21, 1995    Registration Statement on Form S-1
           among the Company, LaSalle Re and Aon Advisors   (No. 333-14861)

10.3       Second Amended and Restated Employment           Incorporated by reference to Exhibit 10.7 to Form
           Agreement dated as of July 1, 1999 between       10-K for the fiscal year ended September 30,
           Victor H. Blake and LaSalle Re                   1999 (File No. 1-12823)

10.4       Employment Agreement dated October 1, 1998       Incorporated by reference to Exhibit 10.12 to
           between Guy D. Hengesbaugh and LaSalle Re        Form 10-K for the fiscal year ended September
                                                            30, 1998 (File No. 1-12823)

10.5       Employment Agreement dated October 1, 1998       Incorporated by reference to Exhibit 10.12 to
           between Mark C. Stockton and LaSalle Re          Form 10-K for the fiscal year ended September
                                                            30, 1999 (File No. 1-12823)

10.6       Employment Agreement dated October 1, 1998       Filed with this document
           between Clare E. Moran and LaSalle Re

10.7       Amendment to Employment                          Filed with this document
           Agreement dated as of June 1, 1999 between
           Clare E. Moran and LaSalle Re

10.8       Quota Share Arrangement, dated as of April 1,    Incorporated by reference to Exhibit 10.2 to Form
           1999, between LaSalle Re and Continental         10-Q for the quarterly period ended March 31, 1999
           Casualty Company                                 (File No. 1-12823)

10.9       Quota Share Treaty between CNA International     Incorporated by reference to Exhibit 10.32 to
           Reinsurance Company Limited and LaSalle Re in    Form 10-K for the fiscal year ended September
           respect of 1999 underwriting year of account     30, 1999 (File No. 1-12823)
           (London office)

10.10      Quota Share Treaty between CNA International     Incorporated by reference to Exhibit 10.38 to
           Reinsurance Company Limited and LaSalle Re in    Form 10-K for the fiscal year ended September
           respect of 1999                                  30, 1999 (File No. 1-12823)
           underwriting year of account (Amsterdam office)


 Exhibit
--------
Number                  Description                                      Method of Filing
------     --------------------------------------------     ----------------------------------------------------
10.11      LMX Quota Share Retrocessional Agreement         Incorporated by reference to Exhibit 10.43 to
           between Continental Casualty Company and         Form 10-K for the fiscal year ended September 30,
           LaSalle Re for the 1999 underwriting year of     1999 (File No. 1-12823)
           Account

12.1       Statement re computation of ratio of earnings    Filed with this document.
           to combined fixed charges and preferred share
           dividends

16.1       Letter re change in certifying accountant        Incorporated by reference to Exhibit 16 to Form
                                                            8-K filed on October 28, 1999 (File No. 1-12823)

16.2       Letter re change in certifying accountant        Incorporated by reference to Exhibit 16 to Form
                                                            8-K filed on December 22, 2000 (File No. 1-12823)

21.1       Subsidiaries of the Registrant                   Incorporated by reference to Exhibit 21.1 to
                                                            Registration Statement on Form S-1
                                                            (No. 333-14861)