Form 10-Q
period 2001-03-31
LASALLE RE HOLDINGS LTD
filed 2001-05-14
CIK 1001384

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                                --------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-12823
                                               -------


                          LaSalle Re Holdings Limited
            (Exact name of registrant as specified in its charter)



               Bermuda                                 Not applicable
--------------------------------------       -----------------------------------
     (State or other jurisdiction                       (IRS Employer
         of incorporation or                       Identification Number)
            organization)



        Continental Building, 25 Church Street, Hamilton HM12, Bermuda
  ---------------------------------------------------------------------------
                   (Address of principal executive offices)


                                 441-292-3339
                                 ------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes   [_]No


The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of May 4, 2001, was 20,432,043

================================================================================

                          LaSalle Re Holdings Limited
                              INDEX TO FORM 10-Q

                        PART I - FINANCIAL INFORMATION

                                                                                              Page
                                                                                              ----
ITEM 1.      Unaudited Consolidated Financial Statements.

             Consolidated Balance Sheets
             March 31, 2001 and December 31, 2000 .........................................    3

             Consolidated Statements of Operations and Comprehensive Income
             Three Months ended March 31, 2001 and 2000....................................    4

              Consolidated Statements of Changes in Shareholders' Equity
             Three Months ended March 31, 2001 and 2000....................................    5

             Consolidated Statements of Cash Flows
             Three Months ended March 31, 2001 and 2000....................................    6

             Notes to Unaudited Consolidated Financial Statements..........................    7

ITEM 2.      Management's Discussion and Analysis of
             Results of Operations and Financial Condition.................................    9

ITEM 2A.     Quantitative and Qualitative Disclosure about Market Risk.....................   16


                                   PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings.............................................................   18

ITEM 2.      Changes in Securities and Use of Proceeds.....................................   18

ITEM 3.      Defaults upon Senior Securities...............................................   18

ITEM 4.      Submission of Matters to a Vote of Security Holders...........................   18

ITEM 5.      Other information.............................................................   18

ITEM 6.      Exhibits and Reports on Form 8-K..............................................   18

Signatures.................................................................................   19

                          LaSalle Re Holdings Limited

                          Consolidated Balance Sheets
     (Expressed in thousands of United States Dollars, except share data)
                                   Unaudited

                                                                               March 31, 2001           December 31, 2000
                                                                              ----------------         -------------------
Assets
Cash and cash equivalents...................................................          $ 16,359                $ 23,221
Debt securities available for sale, at fair value
(amortized cost $486,484: $470,453).........................................           492,978                 476,445
Accrued investment income...................................................            11,427                  14,770
Reinsurance balances receivable.............................................           104,640                  77,242
Deferred policy acquisition costs...........................................            11,243                   7,616
Prepaid reinsurance premiums................................................            21,999                  10,735
Outstanding claims recoverable from reinsurers..............................             5,793                   6,431
Receivables due from Trenwick Group Ltd.....................................             7,613                   4,002
Trenwick Group Ltd., loan...................................................            75,000                  75,000
Reinsurance deposits........................................................                 -                  27,422
Other assets................................................................             2,835                   2,611
                                                                              ----------------      ----------------------

Total assets................................................................          $749,887                $725,495
                                                                              ================      ======================

Liabilities
Reserve for losses and loss expenses........................................          $158,502                $174,763
Unearned premium reserve....................................................            70,437                  39,929
Other liabilities...........................................................            11,652                  13,078
Reinsurance balances payable................................................            16,698                  21,561
Negative goodwill...........................................................            11,952                  12,073
                                                                              ----------------      ----------------------

Total liabilities...........................................................           269,241                 261,404
                                                                              ----------------      ----------------------
Shareholders' equity
Share capital authorized in the aggregate 100,000,000 shares, par value $1
 Preferred shares...........................................................             3,000                   3,000
   (issued & outstanding, 3,000,000 Series A Preferred Shares par value $1, liquidation preference $25 per share)
Common shares                                                                           20,432                  20,432
(par value $1 issued & outstanding, 2001: 20,432,043; 2000: 20,432,043).....
Additional paid in capital..................................................           364,039                 364,039
Accumulated other comprehensive income......................................             6,495                   5,992
Retained earnings...........................................................            86,680                  70,628
                                                                              ----------------      ----------------------

Total shareholders' equity..................................................           480,646                 464,091
                                                                              ----------------      ----------------------

Total liabilities and shareholders' equity..................................          $749,887                $725,495
                                                                              ================      ======================


See accompanying notes to unaudited consolidated financial statements

                          LaSalle Re Holdings Limited

        Consolidated Statements of Operations and Comprehensive Income
               (Expressed in thousands of United States Dollars)
                                   Unaudited

                                                                                      Three Months Ended
                                                                                      ------------------
                                                                           March 31, 2001            March 31, 2000
                                                                         -----------------         -----------------
Revenues

Gross premiums written.................................................           $ 60,035                  $ 65,166
Premiums ceded.........................................................             19,164                    16,683
                                                                         -----------------         -----------------
Net premiums written...................................................           $ 40,871                    48,483
Change in net unearned premiums........................................            (19,243)                  (21,271)
                                                                         -----------------         -----------------

Net premiums earned....................................................             21,628                    27,212

Net investment income..................................................              9,457                     8,936
Net realized gains (losses) on investments.............................              5,585                    (2,224)
Foreign exchange (losses) gains........................................               (755)                      170
Accretion of goodwill..................................................                122                         -
                                                                         -----------------         -----------------

Total revenues.........................................................             36,037                    34,094
                                                                         -----------------         -----------------
Expenses

Net losses and loss expenses incurred..................................             10,402                    43,546
Policy acquisition costs...............................................              3,732                     4,509
Underwriting expenses..................................................              2,710                     3,767
Corporate expenses.....................................................                  0                       452
Interest expense.......................................................                  0                       305
                                                                         -----------------         -----------------

Total expenses.........................................................             16,844                    52,579
                                                                         -----------------         -----------------

Income (loss) before minority interest.................................             19,193                   (18,485)
Minority interest......................................................                  0                    (4,676)
                                                                         -----------------         -----------------

Net income (loss)......................................................             19,193                   (13,809)
                                                                         -----------------         -----------------

Other comprehensive income (loss)

Unrealized (losses) gains on securities................................              6,088                      (520)
Less: reclassification adjustments for gains (losses) included in
 Net income (loss).....................................................             (5,585)                    1,454
                                                                         -----------------         -----------------

Total other comprehensive income.......................................                503                       934
                                                                         -----------------         -----------------

Comprehensive income (loss)............................................           $ 19,696                  $(12,875)
                                                                         =================         =================



See accompanying notes to unaudited consolidated financial statements

                          LaSalle Re Holdings Limited

          Consolidated Statements of Changes in Shareholders' Equity (Expressed in thousands of United States Dollars, except share data)
                                   Unaudited

                                                                                       Three Months Ended
                                                                                      --------------------
                                                                              March 31,              March 31,
                                                                              ---------              ---------
                                                                                2001                    2000
                                                                                ----                    ----
Shareholders' equity, beginning of period................................       $464,091               $361,960

Common shares, $1 par value, and additional paid in capital
Issuance of 0, 296 shares for cash under the
 employee stock purchase plan............................................              0                      5
Issuance of 0, 6430 shares under employee
 compensation plan.......................................................              0                     81
Compensation expense recognized under employee compensation
   plan..................................................................              0                     21
Equity put option premium, net of minority interest......................              0                   (317)
Change in minority interest..............................................              0                     23

Deferred Compensation
Compensation expense recognized, net of minority interest................              0                     70

Retained earnings
Net income (loss)........................................................         19,193                (13,809)
Dividends on common shares...............................................         (1,500)                     0
Dividends on preferred shares............................................         (1,641)                (1,640)
Change in minority interest..............................................              0                      6

Accumulated other comprehensive income
Change in period, net of minority interest...............................            503                    934
                                                                             -----------           ------------

Shareholders' equity, end of.............................................       $480,646               $347,334
                                                                             ===========           ============

See accompanying notes to unaudited consolidated financial statements

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Cash Flows
               (Expressed in thousands of United States Dollars)
                                   Unaudited

                                                                                         Three Months Ended
                                                                                         ------------------
                                                                                  March 31,              March 31,
                                                                                  ---------              --------
                                                                                     2001                  2000
                                                                                     ----                  ----
Operating activities
Net income (loss)............................................................        $  19,193           $(13,809)

Adjustments to reconcile net income (loss) to cash provided
 by operating activities:
  Minority interest in net income (loss).....................................                -             (4,676)
  Amortization of investment premium.........................................               11               (494)
  Net realized (gains) losses on sale of investments.........................           (5,585)             2,224
  Goodwill accretion.........................................................             (122)                 0
  Unrealized gains on foreign exchange.......................................              (81)              (941)
Changes in:
  Accrued investment income..................................................            3,343                442
  Reinsurance balances receivable............................................          (27,315)           (29,094)
  Deferred acquisition costs.................................................           (3,626)            (5,150)
  Prepaid reinsurance premiums...............................................          (11,264)            (9,433)
  Outstanding losses recoverable from reinsurers.............................              638              3,987
  Receivables due from Trenwick Group Ltd....................................           (3,611)                 0
  Reinsurance balances payable...............................................           (4,863)            16,343
  Other assets...............................................................           27,086              5,018
  Reserve for losses and loss expenses.......................................          (16,150)            23,471
  Unearned premium reserve...................................................           30,508             30,705
  Other liabilities..........................................................           (1,426)               812
                                                                                  ------------         ----------
Cash provided by operating activities........................................            6,736             19,405
                                                                                  ------------         ----------
Cash flows from investing activities
Purchase of debt securities..................................................         (192,283)           (98,280)
Proceeds on the sale of debt securities......................................          166,826             76,898
Proceeds on the maturity of debt securities..................................           15,000                  0
                                                                                  ------------         ----------
Cash applied to investing activities.........................................          (10,457)           (21,382)
                                                                                  ------------         ----------
Cash flows from financing activities
Issue of shares..............................................................                0                133
Dividends paid...............................................................           (3,141)            (1,640)
Equity put option premium....................................................                0               (317)
                                                                                  ------------         ----------
Cash applied to financing activities.........................................           (3,141)            (1,824)
                                                                                  ------------         ----------
Net decrease in cash and cash equivalents....................................           (6,862)            (3,801)

Cash and cash equivalents at beginning of period.............................           23,221             19,864
                                                                                  ------------         ----------
Cash and cash equivalents at end of period...................................        $  16,359           $ 16,063
                                                                                  ============         ==========

See accompanying notes to unaudited consolidated financial statements.

                         LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
================================================================================

1.   General

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the LaSalle Re Holdings Limited Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company's financial statements for the full year; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

2.   Reinsurance

The effect of reinsurance on premiums written and earned is as follows:

                    Three Months Ended            Three Months Ended
                       March 31, 2001                 March 31, 2000
                   (expressed in thousands of United States Dollars)
                   -------------------------------------------------

                     Written       Earned        Written      Earned
                     -------       ------        -------      ------

Assumed          $     60,035   $    29,528   $   65,166   $  34,461
Ceded                 (19,164)       (7,900)     (16,683)     (7,249)
                   -----------   -----------   ----------   ---------

Net Premiums     $     40,871   $    21,628   $   48,483   $  27,212
                   ===========   ===========   ==========   =========


3.   Segmental Reporting

The Company has two reportable segments: reinsurance operations and Lloyds. The Company ceased to actively underwrite at Lloyd's effective December 31, 2000. The reinsurance segment provides reinsurance for property catastrophe and for other lines of

                         LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
================================================================================

business which have similar characteristics, namely high severity and low frequency. The Lloyd's segment was written through LaSalle Re Corporate Capital Ltd., which provided capital support to selected Lloyd's syndicates. The lines of business written by the selected syndicates included direct and facultative property insurance, marine insurance and reinsurance, professional indemnity, directors and officers insurance and bankers blanket bond business. Data for the three months ended March 31, 2001 and 2000 is as follows:

                                              Three Months Ended
                                                 March 31, 2001
                              (expressed in thousands of United States Dollars)
                              -------------------------------------------------
                                  Reinsurance       Lloyd's         Total

Gross premiums written           $     60,035   $         0   $     60,035
Total revenues                         31,934         4,103         36,037
Net income (loss)                      19,761          (568)        19,193
Assets                                688,678        61,209        749,887

Loss and loss expense ratio              39.8%         87.0%          48.1%
Expense ratio                            28.4%         36.0%          29.8%
Combined ratio                           68.2%        123.0%          77.9%


                                              Three Months Ended
                                                 March 31, 2000
                              (expressed in thousands of United States Dollars)
                              -------------------------------------------------
                                  Reinsurance       Lloyd's         Total

Gross premiums written           $     58,393   $     6,773   $     65,166
Total revenues                         30,012         4,082         34,094
Loss before minority interest         (13,889)       (4,596)       (18,485)
Assets                                709,095        68,106        777,201

Loss and loss expense ratio             155.9%        185.3%         160.0%
Expense ratio                            28.7%         41.1%          30.4%
Combined ratio                          184.6%        226.4%         190.4%

                         LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================
The following is a discussion and analysis of the Company's results of operations for the three months ended March 31, 2001 and 2000 and financial condition as of March 31, 2001 and December 31, 2000. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto contained in Form 10-K for the fiscal year ended December 31, 2000.

General

LaSalle Re Holdings Limited, which is a wholly owned subsidiary of Trenwick Group Ltd., primarily writes property catastrophe reinsurance on a worldwide basis through its subsidiary, LaSalle Re. Property catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Therefore, there can be significant volatility in the Company's results from fiscal quarter to quarter and fiscal year to year. Through LaSalle Re Capital, the Company also provided capital support to selected Lloyd's syndicates which individually wrote the following lines of business: direct and facultative property insurance; marine reinsurance; and professional indemnity, directors and officers insurance and bankers blanket bond business. The Company ceased to actively underwrite at Lloyd's effective December 31, 2000. Therefore, with effect from January 1, 2001, the Company's financial results will only be impacted by changes in estimates relating to open underwriting years results, which are currently 1999 through to 2000. Due to the nature of the business written by the Company, the financial data included herein is not necessarily indicative of the results of operations or financial condition of the Company in the future.

Results of Operations - for the three months ended March 31, 2001 and 2000

                                              03/31/01     03/31/00     Change
                                              --------     --------     ------
                                                         (in thousands)

Underwriting income (loss)                      $4,784     $(24,610)    $29,394
Net investment income                            9,457        8,936         521
Interest expense                                     0          305         305
                                            -----------  -----------   ---------

Operating income (loss)                         14,241      (15,979)     30,220
Net realized investment gains (losses)           5,585       (2,224)      7,809
Foreign currency gains (losses)                   (755)         170        (925)
Accretion of goodwill                              122            0         122
Corporate expenses                                   0         (452)        452
                                            -----------  -----------   ---------

Income (loss) before minority interest          19,193      (18,485)     37,678
Minority interest                                    0        4,676      (4,676)
                                            -----------  -----------   ---------
Net income (loss)                              $19,193     $(13,809)    $33,002
                                            ===========  ===========   =========

                         LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

Underwriting income (loss)
--------------------------

                                                03/31/01    03/31/00    Change
                                                --------    --------    ------
                                                         (in thousands)
                                                         --------------

Net premiums earned                              $21,628     $27,212   $(5,584)
Net losses incurred                               10,402      43,546    33,144
Acquisition costs and underwriting expenses        6,442       8,276     1,834
                                               ----------  ----------  --------
Total underwriting costs and expenses             16,844      51,822    34,978
                                               ----------  ----------  --------
Underwriting income (loss)                       $4,784    $(24,610)   $29,394
                                               ==========  ==========  ========

Loss ratio                                          48.1%      160.0%    111.9%
Underwriting expense ratio                          29.8%       30.4%      0.6%
Combined ratio                                      77.9%      190.4%    112.5%

The increase of $37.7 million in income before minority interest is due to improved underwriting income and an increase in non-operating income. The improvement in the underwriting performance was generated by the lack of adverse prior period development in the current quarter compared to the prior quarter.

Premiums
--------

Gross premiums written for the quarter ended March 31, 2001 were $60.0 million compared to $65.2 million for the quarter ended March 31, 2000, a decrease of $5.2 million or 8.0%.

Analysis of gross premiums written
----------------------------------

                                                03/31/01    03/31/00    Change
                                                --------    --------    ------
                                                         (in thousands)
                                                         --------------

Property catastrophe
  US                                             $30,214     $29,341    $  873
  International                                   21,689      18,178     3,511
                                               ---------   ---------   --------
Total property catastrophe                        51,903      47,519     4,384
Other lines                                        8,924       9,907      (983)
Lloyds                                                 0       6,773    (6,773)
Fronted premiums, premium adjustments,
reinstatement premiums and no claim
bonuses                                             (792)        967    (1,759)
                                               ---------   ---------   --------
                                                 $60,035     $65,166   $(5,131)
                                               =========   =========   =======

The Company's property catastrophe book experienced an increase in gross premiums written of $4.4 million for the quarter ended March 31, 2001 compared to the quarter

                         LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

ended March 31, 2000. This increase is indicative of the Company's refocus on catastrophe business and an increasing rate environment.

For the quarter ended March 31, 2001, gross premiums written in lines of business other than property catastrophe totaled $8.9 million compared to $9.9 million for the quarter ended March 31, 2000.

As the Company no longer underwrites at Lloyd's and there were no adjustments booked in respect of open underwriting years, there were no gross premiums written in the quarter to March 31, 2001. For the quarter ended March 31, 2000, gross premiums written by LaSalle Re Capital were $6.8 million.

During the quarter ended March 31, 2001, the Company experienced negative premium adjustments to premium in respect of fronted contracts, premium adjustments, reinstatement premiums and no claims bonuses of $0.8 million compared to positive adjustments of $1.0 million for the quarter ended March 31, 2000. The decrease of $1.8 million was primarily due to two factors: firstly, the booking of additional reinstatements for Storms Lothar and Martin in March 2000 following an increase in the size of the market loss; and, secondly, the booking of negative premium adjustments during the quarter ended March 31, 2001.

Premiums Earned
---------------

                                      03/31/01      03/31/00       Change
                                      --------      --------       ------
                                                  (in thousands)
                                                  --------------

Gross premiums written                $60,035       $65,166       $(5,131)
Change in premiums earned             (30,507)      (30,705)          198
                                    ----------     ---------     ---------
Gross premiums earned                  29,528        34,461        (4,933)
                                    ----------     ---------     ---------


Premiums ceded                         19,164        16,683        (2,481)
Change in premiums ceded              (11,264)       (9,434)        1,830
                                    ----------     ---------     ---------
Amortized ceded premiums                7,900         7,249          (651)
                                    ----------     ---------     ---------
Net Premiums earned                   $21,628       $27,212       $(5,584)
                                    ==========     =========     =========

Premiums ceded for the quarter ended March 31, 2001 were $19.2 million compared to $16.7 million for the quarter ended March 31, 2000. The increase of $2.5 million was due to a change in the Company's reinsurance program for 2001 compared to 2000.

As a result of the above, net premiums written for the quarter ended March 31, 2001 were $40.9 million compared to $48.5 million for the quarter ended March 31, 2000.

Net premiums earned for the quarter ended March 31, 2001 were $21.6 million compared to $27.2 million for the same quarter in 2000. The decrease of $5.6 million or 20.6% was principally caused by a reduction in gross premiums written from calendar year 2000 to calendar year 2001.

Losses and loss expenses
------------------------

                         LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

The Company incurred net losses and loss expenses of $10.4 million during the quarter ended March 31, 2001 compared with $43.5 million during the quarter ended March 31, 2000, a decrease of $33.1 million or 76.1%.

During the quarter ended March 31, 2000, the Company recorded an increase in loss reserves of $23.0 million relating to the December 1999 winter storms which hit France and Denmark. This followed an increase in the size of the market estimate of the losses. Also, following notification from a syndicate supported by LaSalle Re Capital, the Company recorded $7.4 million for loss reserves relating to a particular program that was underwritten by the syndicate in 1997 through to 1999.

Underwriting expenses
---------------------

                                           03/31/01     03/31/00       Change
                                           --------     --------       ------
                                                     (in thousands)
                                                     --------------

Policy acquisition costs                     $3,732       $4,509      $  777
Underwriting costs                            2,710        3,767       1,057
                                           ---------   ----------   ---------
Total underwriting expenses                  $6,442       $8,276      $1,834
                                           =========   ==========   =========

Underwriting expense ratio                     29.8%        30.4%        0.6%
                                           =========   ==========   =========

Policy acquisition costs as a percentage of net earned premiums were 17.2% for the quarter ended March 31, 2001 compared to 16.6% for the quarter ended March 31, 2000, an increase of 0.6%.

Underwriting expenses were $2.7 million for the quarter ended March 31, 2001 compared to $3.7 million for the quarter ended March 31, 2000. As a percentage of net premiums earned, underwriting expenses were 12.5% during the quarter ended March 31, 2001 compared to 13.8% for the quarter ended March 31, 2000. The decrease in underwriting expenses of $1.0 million was principally due to a reduction in salary costs and costs associated with the Company's Lloyd's participation.

Net Investment Income
---------------------

                                           03/31/01     03/31/00       Change
                                           --------     --------       ------

Net investment income - portfolio            $9,024       $8,374       $ 650
Net investment income - non portfolio           433          562        (129)
                                           ---------   ----------   ---------
Total net investment income                   9,457        8,936         521
Interest expense                                  0         (305)        305
                                           ---------   ----------   ---------
Net investment income                        $9,457       $8,631       $ 826
                                           =========   ==========   =========

                         LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
================================================================================

                                            03/31/01    03/31/00     Change
                                            --------    ------       ------

Average invested assets                     $561,648    $559,582     $2,066
                                           ==========  ==========   =======
Average annualized yield                         6.5%        6.0%      0.5%
Effective quarter yield                          1.6%        1.5%      0.1%
                                           ----------  ----------   -------
Net investment income - portfolio             $9,024      $8,374      $650
                                           ==========  ==========   =======

Net investment income was $9.5 million for the quarter ended March 31, 2001 compared with $8.9 million for the quarter ended March 31, 2000. Annualized investment income as a percentage of the average market value of invested assets was 6.5% for the quarter ended March 31, 2001 compared to 6.0% for the quarter ended March 31, 2000.

Interest Expense
----------------

Interest expense for the quarter ended March 31, 2000 was $0.3 million, this included financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract and other interest expenses related to commitment fees payable on the Company's credit facility. Both of these facilities are cancelled and no interest expense was recorded during the quarter ended March 31, 2001.

Non-operating Income and Expenses
---------------------------------

For the quarter ended March 31, 2000, corporate expenses were $0.5 million and related primarily to the business combination agreement with Trenwick Group Inc., there were no corporate expenses for the quarter ended March 31, 2001.

Net realized gains on investments were $5.6 million during the quarter ended March 31, 2001 compared with net realized losses of $2.2 million during the quarter ended March 31, 2000. The gains in the quarter ended March 31, 2001 have resulted from a repositioning of the portfolio following a change in investment managers.

The Company recorded an exchange loss of $0.8 million for the three months ended March 31, 2001 compared to a negligible gain for the three months ended March 31, 2000. The loss in the quarter ended March 31, 2001 was generated primarily from assets held in sterling and euro currencies.

Minority Interest
-----------------

The minority interest of $4.7 million for the quarter ended March 31, 2000 related to the holders of exchangeable non-voting shares in LaSalle Re. Following the Business Combination with Trenwick Group Ltd. in September 2000, LaSalle Re became a wholly owned subsidiary of Trenwick Group Ltd., hence there is no minority interest for the period ended March 31, 2001.

Liquidity and Capital Resources

                          LaSalle Re Holdings Limited

                Management's Discussion and Analysis Operations
                           and Financial Conditions
================================================================================

As a holding company, the Company's assets consist primarily of all of the outstanding voting stock of LaSalle Re. The Company's cash flows depend primarily on dividends and other permitted payments from LaSalle Re and its subsidiaries.

LaSalle Re's sources of funds consist of net premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, brokerage, commissions, excise taxes, administrative expenses and dividends. Under the Insurance Act, 1978, amendments thereto and related regulations of Bermuda (the "Insurance Act"), LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files an affidavit stating that it will continue to meet the required solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the approval of the Bermuda Minister of Finance if it failed to meet its required margins in the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends, which would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act from reducing its total opening statutory capital by more than 15% without the approval of the Minister of Finance. LaSalle Re currently meets these requirements. The payment of dividends by LaSalle Re is also subject to LaSalle Re's need to maintain shareholders' equity adequate to support the level of its insurance operations.

Operating activities provided net cash of $6.7 million for the quarter ended March 31, 2001 and $19.4 million for the quarter ended March 31, 2000. The decrease was due to increased loss payments relating to the December 1999 winter storm losses. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and investments. As of March 31, 2001, 67.8% of its total assets were held in cash and investments. To further mitigate the uncertainty surrounding the amount and timing of potential liabilities and to minimize interest rate risk, LaSalle Re maintains a short average duration for its investment portfolio. The modified average duration of the portfolio was 2.5 years at March 31, 2001. At March 31, 2001, the fair value of the Company's total investment portfolio, including cash, was $509.3 million.

At March 31, 2001, 76.6% of the securities held in the Company's investment portfolio were fixed-income securities rated "AA" or better and 93.2% were fixed-income securities rated "A" or better by S&P or Moody's. No single investment, other than US Government securities, comprised more than 5.0% of the overall portfolio.

The Company has adopted the Statement of Financial Accounting Standard No. 115 ("SFAS 115") to account for its marketable securities with all of the Company's

                         LaSalle Re Holdings Limited

                Management's Discussion and Analysis Operations
                           and Financial Conditions
================================================================================

investments classified as "available for sale". Under this classification, investments are recorded at fair market value and any unrealized gains or losses are reported as "Accumulated other comprehensive income", a separate component of shareholders' equity. In accordance with SFAS No. 130 "Reporting of Comprehensive Income", the movement in unrealized gains or losses on these investments are disclosed as part of other comprehensive income. The unrealized gain on the investment portfolio was $6.5 million at March 31, 2001 compared to a gain of $6.0 million at December 31, 2000.

The increase in reinsurance balances receivable, prepaid reinsurance, deferred acquisition costs and unearned premiums from $77.2 million, $10.7 million $7.6 million and $40.0 million respectively, at December 31, 2000 to $105.0 million, $22.0 million, $11.2 million and $70.4 million respectively, at March 31, 2001 were due to the seasonality of business written, with 55.0% of the Company's business incepting in the current quarter.

Reinsurance deposits decreased from $27.4 million as at December 31, 2000 to $Nil as at March 31, 2001. This was due to the collection of the deposit held in respect of the multi year reinsurance contract due to the non-renewal of the contract.

At March 31, 2001, reserves for unpaid losses and loss expenses were $158.5 million compared to $174.8 million at December 31, 2000. The reduction of $16.3 million was generated primarily by the settlement of outstanding claims on certain quota share contracts.

Reinsurance balances payable decreased from $21.6 million as at December 31, 2000 to $16.7 million as at March 31, 2001. The decrease of $4.9 million was primarily due to the payment of cash calls relating to the Company's operations at Lloyd's.

On March 1, 2001, the Company paid a dividend of $.5469 per share to holders of record of Series A preferred shares on January 28, 2001. As of March 31, 2001, dividends due but not yet paid on the Series A preferred shares amounted to $0.5 million. In addition, the Company paid a common dividend of $1.5 million to Trenwick Group Ltd.

In accordance with the terms of certain reinsurance contracts, the Company posted letters of credit to support outstanding loss reserves in the aggregate amount of $15.0 million as of March 31, 2001 compared to $18.1 million as of December 31, 2000. In connection with LaSalle Re Capital's support of three Lloyd's syndicates, with effect from January 1, 1997 the Company posted letters of credit in the aggregate amount of $14.0 million (equivalent to (Pounds)9.8 million). In addition, in connection with a swap agreement, the Company has posted a letter of credit of $3.0 million. All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of the outstanding letters of credit.

The Company's financial condition and results of operations are influenced by both internal and external forces. Loss payments, investment returns and premiums may be impacted by changing rates of inflation and other economic conditions. Cash flows from

                         LaSalle Re Holdings Limited

                Management's Discussion and Analysis Operations
                           and Financial Conditions
================================================================================

operations and the liquidity of its investment portfolio are, in the Company's opinion, adequate to meet the Company's expected cash requirements over the next 12 months.


Quantitative and Qualitative Disclosure about Market Risk

The Company made disclosure relating to its market risks in the Form 10-K for the year ended December 31, 2000. The Company believes there have been no material changes with respect to its market risks during the quarter ended March 31, 2001.

Cautionary Statement Regarding Forward-Looking Statements

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company sets forth below cautionary statements identifying important risks and uncertainties that could cause its actual results to differ materially from those that might be projected, forecasted or estimated in its "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q and in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, telephone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common shareholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of the Company and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and generally expressed with words such as "believes", "estimates", "expects", "anticipates", "plans", "projects", "forecasts", "goals", "could have", "may have", and similar expressions.

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

                          LaSalle Re Holdings Limited

                Management's Discussion and Analysis Operations
                           and Financial Conditions
================================================================================

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

-    Changes in the Company's retrocessional arrangements;

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

- The passage of United States federal or state legislation subjecting the Company and its subsidiaries to United States taxation;

-    The impact of mergers and acquisitions;

-    Gains or losses related to changes in foreign currency exchange rates; and

-    Changes in the Company's capital needs.

                          LaSalle Re Holdings Limited

                Management's Discussion and Analysis Operations
                           and Financial Conditions
================================================================================

In addition to the factors outlined above that are directly related to the Company's businesses, the Company is also subject to general business risks, including, but not limited to, adverse legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees.

The facts set forth above should be considered in connection with any forward-looking statement contained in this Quarterly Report on Form 10-Q. The important factors that could affect such forward-looking statements are subject to change, and the Company does not intend to update any forward-looking statement or the foregoing list of important factors. By this cautionary note the Company intends to avail itself of the safe harbor from liability in respect of forward-looking statements provided by Section 27A and Section 21E referred to above.

                          LaSalle Re Holdings Limited
                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.


          LaSalle Re Holdings Limited is party to various legal proceedings arising in the normal course of its business. LaSalle Re Holdings Limited does not believe that the eventual outcome of any such proceeding will have a material effect on its financial condition or business. LaSalle Re Holdings Limited's subsidiaries are regularly engaged in the investigation and defense of claims arising out of the conduct of their business. Pursuant to LaSalle Re Holdings Limited's insurance and reinsurance arrangements, disputes are generally required to be finally settled by arbitration.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.

   (a)    Exhibits - None.

   (b)    There were no filings on Form 8-K during the quarter.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LaSalle Re Holdings Limited


Date:   5/14/01                  By: /s/ Guy D. Hengesbaugh
        -------                      ----------------------
                                     Name:  Guy D. Hengesbaugh
                                     Title: President & Chief Executive Officer



Date:   5/14/01                  By: /s/ Clare E. Moran
        -------                      ------------------
                                     Name:  Clare E. Moran
                                     Title: Chief Financial Officer &
                                            Senior Vice President