Form 10-Q
period 2001-06-30
LASALLE RE HOLDINGS LTD
filed 2001-08-14
CIK 1001384

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended June 30, 2001
                                                -------------

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number 1-12823
                                               -------


                          LaSalle Re Holdings Limited
            (Exact name of registrant as specified in its charter)



                         Bermuda                         Not applicable
            --------------------------------     -----------------------------
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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
[X] Yes  [_] No


The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of August 6, 2001, was 20,432,043.

================================================================================

================================================================================


                          LaSalle Re Holdings Limited
                              INDEX TO FORM 10-Q

                        PART I - FINANCIAL INFORMATION

                                                                                       Page
                                                                                       ----
ITEM 1.   Unaudited Consolidated Financial Statements.
          Consolidated Balance Sheets
          June 30, 2001 and December 31, 2000........................................   3

          Consolidated Statements of Operations and Comprehensive Income
          Three Months and Six Months ended June 30, 2001 and 2000...................   4

          Consolidated Statements of Changes in Shareholders' Equity
          Three Months and Six Months ended June 30, 2001 and 2000...................   5

          Consolidated Statements of Cash Flows
          Six Months ended June 30, 2001 and 2000....................................   6

          Notes to Unaudited Consolidated Financial Statements.......................   7

ITEM 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition..............................  10

ITEM 2A.   Quantitative and Qualitative Disclosure about Market Risk.................  21


                         PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings..........................................................  24

ITEM 2.   Changes in Securities and Use of Proceeds..................................  24

ITEM 3.   Defaults upon Senior Securities............................................  24

ITEM 4.   Submission of Matters to a Vote of Security Holders........................  24

ITEM 5.   Other information..........................................................  24

ITEM 6.   Exhibits and Reports on Form 8-K...........................................  24

Signatures...........................................................................  25

================================================================================

                          LaSalle Re Holdings Limited

                          Consolidated Balance Sheets
     (Expressed in thousands of United States Dollars, except share data)
                                   Unaudited

                                                                                June 30,2001        December 31, 2000
                                                                              ---------------      -------------------
Assets
Cash and cash equivalents...................................................      $   8,173               $  23,221
Debt securities available for sale, at fair value
(amortized cost $502,348 : $470,453)........................................        507,883                 476,445
Accrued investment income...................................................         11,709                  14,770
Reinsurance balances receivable.............................................         95,654                  77,242
Deferred policy acquisition costs...........................................         12,210                   7,616
Prepaid reinsurance premiums................................................         15,233                  10,735
Outstanding claims recoverable from reinsurers..............................          6,098                   6,431
Receivables due from Trenwick Group Ltd.....................................          9,346                   4,002
Trenwick Group Ltd., loan...................................................         75,000                  75,000
Reinsurance deposits........................................................              -                  27,422
Other assets................................................................          2,990                   2,611
                                                                                  ---------               ---------

Total assets................................................................      $ 744,296               $ 725,495
                                                                                  =========               =========

Liabilities
Reserve for losses and loss expenses........................................      $ 153,660               $ 174,763
Unearned premium reserve....................................................         72,973                  39,929
Other liabilities...........................................................         11,624                  13,078
Reinsurance balances payable................................................          8,473                  21,561
Negative goodwill...........................................................         11,830                  12,073
                                                                                  ---------               ---------

Total liabilities...........................................................        258,560                 261,404
                                                                                  ---------               ---------

Shareholders' equity
Share capital authorized in the aggregate 100,000,000 shares, par value $1..
Preferred shares
(issued & outstanding, 3,000,000 Series A liquidation preference $25 per
 share).....................................................................          3,000                   3,000
Common shares
( issued & outstanding, 2001: 20,432,043; 2000: 20,432,043).................         20,432                  20,432
Additional paid in capital..................................................        364,039                 364,039
Accumulated other comprehensive income......................................          5,535                   5,992
Retained earnings...........................................................         92,730                  70,628
                                                                                  ---------               ---------

Total shareholders' equity..................................................        485,736                 464,091
                                                                                  ---------               ---------

Total liabilities and shareholders' equity..................................      $ 744,296               $ 725,495
                                                                                  =========               =========


See accompanying notes to unaudited consolidated financial statements

                          LaSalle Re Holdings Limited

         Consolidated Statements of Operations and Comprehensive Income
               (Expressed in thousands of United States Dollars)
                                   Unaudited

                                                   Three months ended                 Six months ended
                                                   ------------------                 ----------------
                                               June 30,          June 30,         June 30,         June 30,
                                               --------          --------         --------         --------
                                                 2001              2000              2001            2000
                                                 ----              ----              ----            ----
Revenues

Gross premiums written......................   $  39,618          $  32,080         $ 99,653         $ 97,246
Premiums ceded..............................       2,503              4,704           21,666           21,387
                                               ---------          ---------         --------         --------

Net premiums written........................      37,115             27,376           77,987           75,859
Change in net unearned premiums.............      (9,302)             1,400          (28,546)         (19,871)
                                               ---------          ---------         --------         --------

Net premiums earned.........................      27,813             28,776           49,441           55,988

Net investment income.......................       9,776              9,251           19,234           18,187
Net realized gains (losses) on
 investments................................         784                 38            6,368           (2,186)
Foreign exchange gains (losses).............         744                203              (11)             373
Accretion of goodwill.......................         122                  0              244                0
                                               ---------          ---------         --------         --------

Total revenues..............................      39,239             38,268           75,276           72,362
                                               ---------          ---------         --------         --------

Expenses

Net losses and loss expenses incurred.......      20,231              9,720           30,633           53,266
Policy acquisition costs....................       6,235              6,132            9,967           10,642
Underwriting expenses.......................       3,082              3,363            5,792            7,130
Corporate expenses..........................           0              2,417                0            2,869
Interest expense............................           0                306                0              611
                                               ---------          ---------         --------         --------

Total expenses..............................      29,548             21,938           46,392           74,518
                                               ---------          ---------         --------         --------

Income (loss) before minority interest......       9,691             16,330           28,884           (2,156)
Minority interest...........................           0              3,418                0           (1,258)
                                               ---------          ---------         --------         --------

Net income (loss)...........................       9,691             12,912           28,884             (898)
                                               ---------          ---------         --------         --------

Other comprehensive income (loss)
Unrealized (losses) gains on securities.....        (176)                98            5,911             (676)
Less: reclassification adjustments for
 gains (losses) included in                         (784)               (31)          (6,368)           1,678
 net income (loss)..........................
                                               ---------          ---------         --------         --------

Total other comprehensive income............        (960)                67             (457)           1,002
                                               ---------          ---------         --------         --------

Comprehensive income (loss).................   $   8,731          $  12,979         $ 28,427         $    104
                                               =========          =========         ========         ========


See accompanying notes to unaudited consolidated financial statements

                          LaSalle Re Holdings Limited

           Consolidated Statements of Changes in Shareholders' Equity
      (Expressed in thousands of United States Dollars, except share data)
                                   Unaudited

                                                                  Three months ended                    Six months ended
                                                                  ------------------                    ----------------
                                                               June 30,           June 30,         June 30,           June 30,
                                                               --------           --------         --------           --------
                                                                2001               2000              2001               2000
                                                                ----               ----              ----               ----
Shareholders' equity, beginning of period............         $480,646           $347,334          $464,091           $361,960

Common shares, $1 par value, and additional paid in
 capital
Issuance of 0, 14,012, 0, 20,412 shares for cash
 under the employee stock purchase plan..............                0                153                 0                234
Issuance of 0, 339, 0, 635 shares under employee
 compensation plan...................................                0                  4                 0                  8
Compensation expense recognized under employee
 compensation plan...................................                0                 21                 0                 42
Equity put option premium, net of minority interest..                0                  0                 0               (317)
Change in minority interest..........................                0                 47                 0                 71

Deferred Compensation
Compensation expense recognized, net of minority
 interest............................................                0                 70                 0                140

Retained earnings
Net income (loss)....................................            9,691             12,912            28,884               (898)
Dividends on common shares...........................           (2,000)                 0            (3,500)                 0
Dividends on preferred shares........................           (1,641)            (1,641)           (3,282)            (3,281)
Options/share repurchase.............................                0             (2,404)                0             (2,404)
Change in minority interest..........................                0                 16                 0                 22

Accumulated other comprehensive income
Change in period, net of minority interest...........             (960)                67              (457)             1,002
                                                              --------           --------          --------           --------
Shareholders' equity, end of period..................         $485,736           $356,579          $485,736           $356,579
                                                              ========           ========          ========           ========

See accompanying notes to unaudited consolidated financial statements

                          LaSalle Re Holdings Limited

                     Consolidated Statements of Cash Flows
               (Expressed in thousands of United States Dollars)
                                   Unaudited

                                                                                          Six Months Ended
                                                                                          ----------------
                                                                                  June 30             June 30,
                                                                                  -------             --------
                                                                                    2001                2000
                                                                                    ----                ----
Operating activities
Net income (loss)............................................................     $  28,884         $    (898)
Adjustments to reconcile net income (loss) to cash provided
 by operating activities:
  Minority interest in net income (loss).....................................             0            (1,258)
  Amortization of investment premium.........................................           133              (750)
  Net realized (gains) losses on sale of investments.........................        (6,368)            2,186
  Goodwill accretion.........................................................          (244)                0
  Unrealized (gains) losses on foreign exchange..............................          (322)              498
Changes in:
  Accrued investment income..................................................         3,061               (70)
  Reinsurance balances receivable............................................       (18,150)          (19,091)
  Deferred acquisition costs.................................................        (4,594)           (4,987)
  Prepaid reinsurance premiums...............................................        (4,498)           (6,025)
  Outstanding losses recoverable from reinsurers.............................           333             9,695
  Receivables due from Trenwick Group Ltd....................................        (5,344)                0
  Reinsurance balances payable...............................................       (13,088)            2,246
  Other assets...............................................................        26,919             5,994
  Reserve for losses and loss expenses.......................................       (20,921)          (13,226)
  Unearned premium reserve...................................................        33,044            25,898
  Other liabilities..........................................................        (1,453)           (3,992)
                                                                                  ---------         ---------

Cash provided by (applied to) operating activities...........................        17,392            (3,780)
                                                                                  ---------         ---------

Cash flows from investing activities
Purchase of debt securities..................................................      (259,066)         (130,448)
Net sales of short term investments..........................................        14,984            46,555
Proceeds on the sale of debt securities......................................       203,423            35,483
Proceeds on the maturity of debt securities..................................        15,000            53,000
                                                                                  ---------         ---------

Cash (applied to) provided by investing activities...........................       (25,659)            4,590
                                                                                  ---------         ---------

Cash flows from financing activities
Issue of shares..............................................................             0               688
Dividends paid...............................................................        (6,781)           (3,281)
Share and option repurchases.................................................             0            (3,131)
Equity put option premium....................................................             0              (555)
                                                                                  ---------         ---------

Cash applied to financing activities.........................................        (6,781)           (6,279)
                                                                                  ---------         ---------

Net decrease in cash and cash equivalents....................................       (15,048)           (5,469)

Cash and cash equivalents at beginning of period.............................        23,221            19,864
                                                                                  ---------         ---------

Cash and cash equivalents at end of period...................................         8,173            14,395
                                                                                  =========         =========

See accompanying notes to unaudited consolidated financial statements

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
-------------------------------------------------------------------------------

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

2.   Reinsurance

The effect of reinsurance on premiums written and earned is as follows:

                       Three Months          Three Months           Six Months            Six Months
                          Ended                Ended                  Ended                 Ended
                      June 30, 2001         June 30, 2000         June 30, 2001         June 30, 2000

                    Written    Earned     Written    Earned     Written    Earned     Written    Earned
                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Assumed             $39,618    $37,082    $32,080    $36,887   $ 99,653   $ 66,609   $ 97,246   $ 71,349

Ceded                (2,503)    (9,269)    (4,704)    (8,111)   (21,666)   (17,168)   (21,387)   (15,361)
                    -------    -------    -------    -------   --------   --------   --------   --------

Net Premiums        $37,115    $27,813    $27,376    $28,776   $ 77,987   $ 49,441   $ 75,859   $ 55,988
                    =======    =======    =======    =======   ========   ========   ========   ========

3.   Segmental Reporting

The Company has two reportable segments: reinsurance operations and Lloyds. The Company ceased to actively underwrite at Lloyd's effective December 31, 2000. The reinsurance segment provides reinsurance for property catastrophe and for other lines of business which have similar characteristics, namely high severity and low frequency. The Lloyd's segment was written through LaSalle Re Capital, which provided capital support to

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
-------------------------------------------------------------------------------

selected Lloyd's syndicates. The lines of business written by the selected syndicates included direct and facultative property insurance, marine insurance and reinsurance, professional indemnity, directors and officers insurance and bankers blanket bond business. Data for the three months and the six months ended June 30, 2001 and 2000 is as follows:

                                                                              Three Months Ended
                                                                                 June 30, 2001
                                                              Reinsurance           Lloyd's             Total
                                                              -----------           -------             -----
   Gross premiums written                                     $  36,443            $ 3,175            $ 39,618
                                                                -------             ------             -------

   Reinsurance revenues                                          23,050              4,763              27,813
   Investment income                                              9,060                716               9,776
   Realized investment gains                                        784                  -                 784
   Foreign currency (loss) gain                                     (33)               777                 744
   Goodwill accretion                                               122                  0                 122
                                                                -------             ------             -------
   Total revenues                                                32,983              6,256              39,239
                                                                -------             ------             -------

   Income (loss) before minority interest                        10,645               (954)              9,691

   Assets                                                       708,112             36,184             744,296

   Loss and loss expense ratio                                     64.7%             111.8%               72.7%
   Expense ratio                                                   32.3%              39.5%               33.5%
   Combined ratio                                                  97.0%             151.3%              106.2%

                                                                             Three Months Ended
                                                                                June 30, 2000
                                                             Reinsurance           Lloyd's             Total
                                                             -----------           -------             -----
   Gross premiums written                                     $   23,642           $ 8,438            $32,080

   Reinsurance revenues                                           22,306             6,470             28,776
   Investment income                                               8,935               316              9,251
   Realized investment gains                                          38                 0                 38
   Foreign currency (loss) gain                                      (75)              278                203
                                                                 -------            ------            -------
   Total revenues                                                 31,204             7,064             38,268
                                                                 -------            ------            -------

   Income before minority interest                                11,479             4,851             16,330

   Assets                                                        675,538            55,257            730,795

   Loss and loss expense ratio                                      43.1%              1.5%              33.8%
   Expense ratio                                                    33.1%             32.6%              33.0%
   Combined ratio                                                   76.2%             34.1%              66.8%

                          LaSalle Re Holdings Limited

             Notes to Unaudited Consolidated Financial Statements
-------------------------------------------------------------------------------

                                                                       Six Months Ended
                                                                        June 30, 2001
                                                        Reinsurance        Lloyd's              Total
                                                        -----------        -------              -----
Gross premiums written                                   $  96,478        $   3,175           $   99,653

Reinsurance revenues                                        40,876            8,565               49,441
Investment income                                           18,217            1,017               19,234
Realized investment gains                                    6,368                -                6,368
Foreign currency (loss) gain                                  (792)             781                  (11)
Goodwill accretion                                             244                0                  244
                                                           -------           ------              -------
Total revenues                                              64,913           10,363               75,276
                                                           -------           ------              -------

 Income (loss) before minority interest                     30,406           (1,522)              28,884

Assets                                                     708,112           36,184              744,296

Loss and loss expense ratio                                   53.8%           100.8%                62.0%
Expense ratio                                                 30.6%            37.9%                31.9%
Combined ratio                                                84.4%           138.7%                93.9%

                                                                       Six Months Ended
                                                                        June 30, 2001
                                                        Reinsurance        Lloyd's              Total
                                                        -----------        -------              -----
Gross premiums written                                  $   82,036        $  15,210           $   97,246

Reinsurance revenues                                        45,686           10,302               55,988
Investment income                                           17,622              565               18,187
Realized investment losses                                  (2,186)               -               (2,186)
Foreign currency gain                                           95              278                  373
                                                           -------           ------              -------
Total revenues                                              61,217           11,145               72,362
                                                           -------           ------              -------

Income (loss) before minority interest                       2,818           (4,974)              (2,156)

Assets                                                     675,538           55,257              730,795

Loss and loss expense ratio                                   89.4%           120.7%                95.1%
Expense ratio                                                 30.8%            35.8%                31.7%
Combined ratio                                               120.2%           156.5%               126.8%

                          LaSalle Re Holdings Limited

        Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
-------------------------------------------------------------------------------

The following is a discussion and analysis of the Company's results of operations for the three months and the six months ended June 30, 2001 and 2000 and financial condition as of June 30, 2001 and December 31, 2000. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

General

LaSalle Re Holdings Limited, which is a wholly owned subsidiary of Trenwick Group Ltd., primarily writes property catastrophe reinsurance on a worldwide basis through its subsidiary, LaSalle Re. Property catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Therefore, there can be significant volatility in the Company's results from fiscal quarter to quarter and fiscal year to year. Through LaSalle Re Capital, the Company also provided capital support to selected Lloyd's syndicates which individually wrote the following lines of business: direct and facultative property insurance; marine reinsurance; and professional indemnity, directors and officers insurance and bankers blanket bond business. The Company ceased to actively underwrite at Lloyd's effective December 31, 2000. Therefore, with effect from January 1, 2001, the Company's financial results will only be impacted by changes in estimates relating to open underwriting years results. Due to the nature of the business written by the Company, the financial data included herein is not necessarily indicative of the results of operations or financial condition of the Company in the future.

Results of Operations - for the three months ended June 30, 2001 and 2000

                                          06/30/01     06/30/00      Change
                                          --------     --------      ------
                                                    (in thousands)

Underwriting (loss) income               $   (1,735)  $    9,561   $  (11,296)
Net investment income                         9,776        9,251          525
Interest expense                                  0         (306)         306
                                         ----------   ----------   ----------
Operating income                              8,041       18,506      (10,465)
Net realized investment gains                   784           38          746
Foreign currency gains                          744          203          541
Accretion of goodwill                           122            0          122
Corporate expenses                                0       (2,417)       2,417
                                         ----------   ----------   ----------
Income before minority interest               9,691       16,330       (6,639)
Minority interest                                 0        3,418        3,418
                                         ----------   ----------   ----------
Net income                               $    9,691   $   12,912   $   (3,221)
                                         ==========   ==========   ==========

The decrease of $6.6 million in income before minority interest is due to a reduction in underwriting income of $11.3 million. This was partially offset by a saving of $2.4 million following the elimination of corporate expenses in 2001.

                          LaSalle Re Holdings Limited

         Management's Discussion and Analysis of Results of Operations
                           and Financial Condition
--------------------------------------------------------------------------------


Underwriting income (loss)
--------------------------

                                                              06/30/01          06/30/00             Change
                                                              --------          --------             ------
                                                                             (in thousands)
 Net premiums earned                                        $   27,813         $   28,776          $    (963)
 Net losses incurred                                            20,231              9,720             10,511
 Acquisition costs and underwriting expenses                     9,317              9,495               (178)
                                                            ----------         ----------          ---------
 Total underwriting costs and expenses                          29,548             19,215             10,333
                                                            ----------         ----------          ---------
 Underwriting income (loss)                                 $   (1,735)        $    9,561          $  11,296
                                                            ==========         ==========          =========

 Loss ratio                                                       72.7%              33.8%              38.9%
 Underwriting expense ratio                                       33.5%              33.0%               0.5%
 Combined ratio                                                  106.2%              66.8%              39.4%

The decrease of $11.3 million in underwriting income is due primarily to the occurrence of Tropical Storm Allison in the quarter ended June 30, 2001.

Premiums
--------

Gross premiums written for the quarter ended June 30, 2001 were $39.6 million compared to $32.1 million for the quarter ended June 30, 2000, an increase of $7.5 million or 23.5%.

Analysis of gross premiums written
----------------------------------

                                                              06/30/01           06/30/00           Change
                                                             ---------          ---------           ------
                                                                          (in thousands)
  Property catastrophe
   US                                                        $  17,420          $   8,109          $  9,311
   International                                                10,830              8,892             1,938
                                                             ---------          ---------          --------
  Total property catastrophe                                    28,250             17,001            11,249
  Other lines                                                    5,012              4,449               563
  Lloyd's                                                        3,175              8,438            (5,263)
  Fronted premiums, premium adjustments, reinstatement
  premiums and no claim bonuses                                  3,181              2,192               989
                                                             ---------          ---------          --------
                                                             $  39,618          $  32,080          $  7,538
                                                             =========          =========          ========

The Company's property catastrophe book experienced an increase in gross premiums written of $11.2 million for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. This increase is indicative of the Company's refocus on catastrophe business and an increasing rate environment.

For the quarter ended June 30, 2001, gross premiums written in lines of business other than property catastrophe were comparable at $5.0 million for the quarter ended June 30, 2001 and $4.4 million for the quarter ended June 30, 2000.

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of operations
                           and Financial Condition
--------------------------------------------------------------------------------

With effect from January 1, the Company did not participate in Lloyds other than on the open underwriting years. The premium in the quarter ended June 30, 2001 of $3.2 million represents adjustments to premiums on the open underwriting years.

Gross premiums written in respect of fronted premiums, premium adjustments, reinstatement premiums and no claims bonuses were $3.2 million for the actual quarter ended June 30, 2001 compared to $2.2 million for the actual quarter ended June 30, 2000. The increase of $1.0 million was primarily due to positive premium adjustments on prior year catastrophe facilities.

Premiums Earned
---------------

                                                              06/30/01             06/30/00          Change
                                                             ---------            ---------          ------
                                                                                (in thousands)
Gross premiums written                                      $   39,618            $  32,080          $   7,538
Change in premiums earned                                       (2,536)               4,807             (7,343)
                                                            ----------            ---------          ---------
Gross premiums earned                                           37,082               36,887                195
                                                            ----------            ---------          ---------

Premiums ceded                                                   2,503                4,704             (2,201)
Change in premiums ceded                                         6,766                3,407              3,359
                                                            ----------            ---------          ---------
Amortized ceded premiums                                         9,269                8,111              1,158
                                                            ----------            ---------          ---------
Net Premiums earned                                         $   27,813            $  28,776          $    (963)
                                                            ==========            =========          =========

Gross premiums earned were comparable quarter on quarter.

Premiums ceded for the quarter ended June 30, 2001 were $2.5 million compared to $4.7 million for the quarter ended June 30, 2000. The decrease of $2.2 million was due primarily to a change in inception dates of the Company's reinsurance program for 2001 compared to 2000.

The reduction in net premiums earned of $1.0 million is due to an increase in amortized ceded premiums, following an increase in the amount of reinsurance protection.

Losses and loss expenses
------------------------

The Company incurred net losses and loss expenses of $20.2 million during the quarter ended June 30, 2001 compared with $9.7 million during the quarter ended June 30, 2000, an increase of $10.5 million or 108.3%.

During the quarter ended June 30, 2001, the Company experienced losses of $8.0 million stemming from Tropical Storm Allison, which struck the eastern US in June. In addition, the Company recorded $13.4 million for other events that occurred during the quarter; this was partially offset by favorable development on prior period loss reserves of approximately $1.2 million.

During the quarter ended June 30, 2000, there were no major catastrophe loss events that affected the Company. The Company provided $14.4 million for reported smaller losses and the establishment of reserves for other events that occurred during the quarter, but had not been

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of operations
                           and Financial Condition
--------------------------------------------------------------------------------

reported. In addition, the Company experienced favorable development on prior period loss reserves of approximately $4.7 million.

Underwriting expenses
---------------------

                                   06/30/01      06/30/00        Change
                                   --------      --------        ------
                                              (in thousands)
                                              --------------
Policy acquisition costs          $   6,235     $    6,132     $      103
Underwriting costs                    3,082          3,363           (281)
Total underwriting expenses       $   9,317     $    9,495     $     (178)
                                  =========     ==========     ==========

Underwriting expense ratio             33.5%          33.0%           0.5%
                                  =========     ==========     ==========

Policy acquisition costs as a percentage of net earned premiums were 22.4% for the quarter ended June 30, 2001 compared to 21.3% for the quarter ended June 30, 2000, an increase of 1.1%. As a percentage of gross premiums earned, policy acquisition costs were comparable at 16.8% for the quarter ended June 30, 2001 and 16.6% for the quarter ended June 30, 2000.

Underwriting expenses were $3.1 million for the quarter ended June 30, 2001 compared to $3.4 million for the quarter ended June 30, 2000. The decrease in underwriting expenses of $0.3 million was principally due to a reduction in salary costs.

Net Investment Income
---------------------

                                            06/30/01      06/30/00      Change
                                            --------      --------      ------
                                                        (in thousands)
                                                        --------------
 Net investment income - portfolio          $   9,053     $   8,621    $    432
 Net investment income - non portfolio            723           630          93
                                            ---------     ---------    --------
 Total net investment income                    9,776         9,251         525
 Interest expense                                   0          (306)        306
                                            ---------     ---------    --------
 Net investment income                      $   9,776     $   8,945    $    831
                                            =========     =========    ========

                                             06/30/01      06/30/00     Change
                                             --------      --------     ------
 Average invested assets                    $ 581,682     $ 568,318    $ 13,364
                                            =========     =========    ========
 Average annualized yield                         6.2%          6.1%        0.1%
 Effective quarter yield                         1.56%         1.52%       0.04%
                                            ---------     ---------    --------
 Net investment income - portfolio          $   9,053     $   8,621    $    432
                                            =========     =========    ========

Net investment income was $9.8 million for the quarter ended June 30, 2001 compared with $8.9 million for the quarter ended June 30, 2000. The increase is primarily due to the elimination of the interest expense and an increase in the average invested assets, together with an increase in market yields.

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of operations
                           and Financial Condition
--------------------------------------------------------------------------------

Interest Expense
----------------

Interest expense for the quarter ended June 30, 2000 was $0.3 million. This included financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract and other interest expenses related to commitment fees payable on the Company's credit facility. Both of these facilities were cancelled and no interest expense was recorded during the quarter ended June 30, 2001.

Non-operating Income and Expenses
---------------------------------

The Company did not record any corporate expenses for the quarter ended June 30, 2001. The expenses of $2.4 million for the quarter ended June 30, 2000 related primarily to the Company's decision to cancel the implementation of new reinsurance software due to technical and support problems.

Net realized gains on investments were $0.7 million during the quarter ended June 30, 2001 compared with immaterial realized gains during the quarter ended June 30, 2000.

The Company recorded an exchange gain of $0.7 million for the three months ended June 30, 2001 compared to a gain of $0.2 million for the three months ended June 30, 2000. The gains primarily resulted from LaSalle Re Corporate Capital's settlement of sterling liabilities on the 1997 and 1998 underwriting years in June 2000 and June 2001 respectively.

Minority Interest
-----------------

The minority interest of $3.4 million for the quarter ended June 30, 2000 related to the holders of exchangeable non-voting shares in LaSalle Re. Following the Business Combination with Trenwick Group Ltd. in September 2000, LaSalle Re became a wholly owned subsidiary of Trenwick Group Ltd., hence there is no minority interest for the period ended June 30, 2001.

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of operations
                           and Financial Condition
--------------------------------------------------------------------------------

Results of Operations - for the six months ended June 30, 2001 and 2000

                                                            06/30/01          06/30/00            Change
                                                            --------          --------            ------
                                                                          (in thousands)
                                                                          --------------
  Underwriting income (loss)                               $    3,049        $   (15,050)       $    18,099
  Net investment income                                        19,234             18,187              1,047
  Interest expense                                                  -               (611)               611
                                                           ----------        -----------        -----------
  Operating income                                             22,283              2,526             19,757
  Net realized investment gains (losses)                        6,368             (2,186)             8,554
  Foreign currency (losses) gains                                 (11)               373               (384)
  Accretion of goodwill                                           244                  -                244
  Corporate expenses                                                -             (2,869)             2,869
                                                           ----------        -----------        -----------
  Income (loss) before minority interest                       28,884             (2,156)            31,040
  Minority interest                                                 -             (1,258)             1,258
                                                           ----------        -----------        -----------
  Net income (loss)                                        $   28,884        $      (898)       $    29,782
                                                           ==========        ===========        ===========

Net income of $28.9 million in 2001 represents a $29.8 million increase over the net loss of $0.9 million in 2000. The increase is principally caused by improved underwriting performance, together with an increase in the amount of realized gains generated from the Company's investment portfolio.

Underwriting income (loss)
--------------------------

                                                             06/30/01           06/30/00             Change
                                                             --------           --------             ------
                                                                         (in thousands)
 Net premiums earned                                        $   49,441         $   55,988        $    (6,547)
 Net losses incurred                                            30,633             53,266            (22,633)
 Acquisition costs and underwriting expenses                    15,759             17,772             (2,013)
                                                            ----------         ----------        -----------
 Total underwriting costs and expenses                          46,392             71,038            (24,646)
                                                            ----------         ----------        -----------
 Underwriting income (loss)                                 $    3,049         $  (15,050)       $    18,099
                                                            ==========         ==========        ===========

 Loss ratio                                                       62.0%              95.1%             (33.1)%
 Underwriting expense ratio                                       31.9%              31.7%               0.2%
 Combined ratio                                                   93.9%             126.8%             (32.9)%

The increase of $18.1 million in underwriting income is due to better loss experience offset in part by losses from Tropical Storm Allison in the second quarter of 2001. This is explained by a lack of adverse prior period development in the current period compared to the prior period.

Premiums
--------

Gross premiums written for the six months ended June 30, 2001 were $99.7 million compared to $97.2 million for the six months ended June 30, 2000, an increase of $2.5 million or 2.47%.

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of operations
                           and Financial Condition
--------------------------------------------------------------------------------

Analysis of gross premiums written
----------------------------------

                                                             06/30/01          06/30/00           Change
                                                             --------          --------           ------
                                                                            (in thousands)
                                                                            --------------
  Property catastrophe
    US                                                      $    47,635       $    37,450       $   10,185
    International                                                30,290            27,070            3,220
                                                            -----------       -----------       ----------
  Total property catastrophe                                     77,925            64,520           13,405
  Other lines                                                    16,165            14,356            1,809
  Lloyds                                                          3,174            15,211          (12,037)
  Fronted premiums, premium adjustments,
   reinstatement premiums and no claim bonuses                    2,389             3,159             (770)
                                                            -----------       -----------       ----------
                                                            $    99,653       $    97,246       $    2,407
                                                            ===========       ===========       ==========

The Company's property catastrophe book experienced an increase in gross premiums written of $13.4 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This increase is indicative of the Company's refocus on catastrophe business and an increasing rate environment.

For the six months ended June 30, 2001, gross premiums written in lines of business other than property catastrophe totaled $16.1 million compared to $14.4 million for the six months ended June 30, 2000.

For the six months ended June 30, 2001, gross premiums written by LaSalle Re Capital were $3.2 million compared to $15.2 million for the six months ended June 30, 2000. As the Company no longer underwrites at Lloyd's the premiums booked in the 2001 period relate solely to premium adjustments on open underwriting years.

During the six months ended June 30, 2001, the Company booked premium adjustments, premium in respect of fronted contracts, reinstatement premiums and no claims bonuses of $2.4 million compared with $3.2 million for the six months ended June 30, 2000. The decrease of $0.8 million was primarily due to a reduction in reinstatements following better loss experience.

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

Premiums Earned
---------------

                                                      06/30/01        06/30/00           Change
                                                      --------        --------          --------
                                                                    (in thousands)
                                                                     ------------
      Gross premiums written                      $       99,653    $       97,246    $        2,407
      Change in premiums earned                          (33,044)          (25,898)           (7,146)
                                                  --------------    --------------    --------------
      Gross premiums earned                               66,609            71,348            (4,739)
                                                  --------------    --------------    --------------
                                                      06/30/01        06/30/00           Change
                                                      --------        --------          --------
                                                                    (in thousands)
                                                                     ------------
      Premiums ceded                                      21,666            21,387               279
      Change in premiums ceded                            (4,498)           (6,027)            1,529
                                                  --------------    --------------    --------------
      Amortized ceded premiums                            17,168            15,360             1,808
                                                  --------------    --------------    --------------
      Net premiums earned                         $       49,441    $       55,988    $       (6,547)
                                                  ==============    ==============    ==============

Premiums ceded for the six months ended June 30, 2001 and June 30, 2000 were comparable at $21.7 million and $21.4 respectively.

The timing of premium renewals, which varied year on year, principally caused the decrease of $4.7 million, or 6.6% in gross premiums earned. In addition, the Company experienced an increase in the level of amortized premiums ceded of $1.8 million. Net premiums earned for the six months ended June 30, 2001 were $49.4 million compared to $56.0 million for the same six months in 2000.

Losses and loss expenses
------------------------

The Company incurred net losses and loss expenses of $30.6 million during the six months ended June 30, 2001 compared with $53.3 million during the six months ended June 30, 2000, a decrease of $22.7 million or 42.5%. The reduction is principally caused by a lack of prior period development. During the six months ended June 30, 2000 the Company booked approximately $23 million of additional loss reserves relating to the winter storms that had hit France and northern Europe in December 1999.

Underwriting expenses
---------------------

                                  06/30/01      06/30/00       Change
                                  --------      --------      --------
                                            (in thousands)
                                             ------------
Policy acquisition costs          $    9,967   $   10,642   $     (675)
Underwriting costs                     5,792        7,130       (1,338)
                                  ----------   ----------   ----------
Total underwriting expenses       $   15,759   $   17,772   $   (2,013)
                                  ==========   ==========   ==========

Underwriting expense ratio              31.9%        31.7%         0.2%
                                  ==========   ==========   ==========

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

Policy acquisition costs as a percentage of gross earned premiums were comparable at 15.0% for the six months ended June 30, 2001 and 14.9% for the six months ended June 30, 2000.

Underwriting expenses were $5.8 million for the six months ended June 30, 2001 compared to $7.1 million for the six months ended June 30, 2000. The decrease in underwriting expenses of $1.3 million was principally due to a reduction in salary costs.

Net Investment Income
---------------------

                                                      06/30/01        06/30/00           Change
                                                      --------        --------          --------
Net investment income - portfolio                $        18,078    $       16,995    $        1,083
Net investment income - non portfolio                      1,156             1,192               (36)
                                                 ---------------    --------------    --------------
Total net investment income                               19,234            18,187             1,047
Interest expense                                               -              (611)              611
Net investment income                            $        19,234    $       17,576    $        1,658
                                                 ===============    ==============    ==============
                                                      06/30/01        06/30/00           Change
                                                      --------        --------          --------
Average invested assets                          $       568,447    $      607,161    $      (38,714)
                                                 ===============    ==============    ==============
Average annualized yield                                     6.4%              5.6%              0.8%
Effective six month yield                                   3.18%             2.80%             0.38%
                                                 ---------------    --------------    --------------
Net investment income - portfolio                $        18,078    $       16,995    $        1,083
                                                 ===============    ==============    ==============

Net investment income was $19.2 million for the six months ended June 30, 2001 compared with $17.6 million for the six months ended June 30, 2000. The increase of $1.6 million in net investment income is due to a reduction in interest payable and an increase in the yield. Annualized investment income as a percentage of the average market value of invested assets was 6.4% for the six months ended June 30, 2001 compared to 5.6% for the six months ended June 30, 2000.

Interest Expense
----------------

Interest expense for the six months ended June 30, 2000 was $0.6 million. This included financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract and other interest expenses related to commitment fees payable on the Company's credit facility. Both of these facilities are cancelled and no interest expense was recorded during the six months ended June 30, 2001.

Non-operating Income and Expenses
---------------------------------

The Company did not record any corporate expenses for the six months ended June 30, 2001. The expenses of $2.9 million for the quarter ended June 30, 2000 related primarily to the Company's decision to cancel the implementation of new reinsurance software due to technical and support problems.

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

Net realized gains on investments were $6.4 million during the six months ended June 30, 2001 compared with net realized losses of $2.2 million during the six months ended June 30, 2000. The gains on the investment portfolio resulted from a change in investment managers and a consequential re-positioning the portfolio to reflect a new investment philosophy.

The Company recorded an immaterial exchange loss for the six months ended June 30, 2001 compared to a gain of $0.4 million for the six months ended June 30, 2000. The gain in the six months ended June 30, 2000 was generated primarily from assets held in sterling.

Minority Interest
-----------------

The minority interest of $1.3 million for the six months ended June 30, 2000 related to the holders of exchangeable non-voting shares in LaSalle Re. Following the Business Combination with Trenwick Group Ltd. in September 2000, LaSalle Re became a wholly owned subsidiary of Trenwick Group Ltd., hence there is no minority interest for the period ended June 30, 2001.

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

Operating activities provided net cash of $17.4 million for the six months ended June 30, 2001 and $(3.8) million for the six months ended June 30, 2000. The increase was due to a decrease in loss payments. During the six months ended June 30, 2000 the Company made significant payments relating to the December 1999 winter storm losses. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments.

As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and investments. As of June 30, 2001, 69% of its total assets were held in cash and investments. To further mitigate the uncertainty surrounding the amount and timing of potential liabilities and to minimize interest rate risk, LaSalle Re maintains a short average duration for its investment portfolio. The modified average duration of the portfolio was 2.5 years at June 30, 2001. At June 30, 2001, the fair value of the Company's total investment portfolio, including cash, was $516.1 million.

At June 30, 2001, 72.1% of the securities held in the Company's investment portfolio were fixed-income securities rated ''AA'' or better and 88.6% were fixed-income securities rated ''A'' or better by S&P or Moody's.

The increase in reinsurance balances receivable, prepaid reinsurance, deferred acquisition costs and unearned premiums from $77.2 million, $10.7 million $7.6 million and $40.0 million respectively, at December 31, 2000 to $95.7 million, $15.2 million, $12.2 million and $73.0 million respectively, at June 30, 2001 were due to the seasonality of business written, with approximately 80% of the total years business underwritten in the first six months of the year.

Reinsurance deposits decreased from $27.4 million as at December 31, 2000 to $0.0 million as at June 30, 2001. This was due to the collection of the deposit held in respect of a multi year reinsurance contract, following non-renewal of the contract.

At June 30, 2001, reserves for unpaid losses and loss expenses were $153.7 million compared to $174.8 million at December 31, 2000. The reduction of $21.1 million was primarily due to the settlement of losses, notably by LaSalle Re Capital on the 1998 underwriting year which had incurred losses of $17.2 million.

Reinsurance balances payable decreased from $21.6 million as at December 31, 2000 to $8.5 million as at June 30, 2001. The decrease of $13.1 million was primarily due to the payment of cash calls relating to the Company's operations at Lloyd's and the settlement of the 1998 underwriting year.

On June 1, 2001, the Company paid a dividend of $.5469 per share to holders of record of Series A preferred shares on May 1, 2001. As of June 30, 2001, dividends due but not yet paid on the Series A preferred shares amounted to $0.5 million. In addition, the Company paid a common dividend of $2.0 million to Trenwick Group Ltd, on June 26, 2001.

In accordance with the terms of certain reinsurance contracts, the Company has posted letters of credit in the amount of $13.1 million as of June 30, 2001 as compared to $18.1 million as of December 31, 2000 to support outstanding loss reserves. In connection with LaSalle Re Capital's support of three Lloyd's syndicates, the Company posted letters of credit in the amount of $14.0 million (equivalent to (Pounds)9.8 million). In addition, in connection with the Japanese earthquake swap, the Company has posted a letter of credit of $3.0 million. All letters of credit are secured by a lien on the Company's investment portfolio

--------------------------------------------------------------------------------

                          LaSalle Re Holdings Limited

              Management's Discussion and Analysis of Operations
                            and Financial Condition
--------------------------------------------------------------------------------

equal to 115% of the amount of outstanding letters of credit.

On July 20, 2001 the Financial Accounting Standards Board (FASB) issued Statements No. 141 "Business Combinations" (FAS 141) and No. 142 "Goodwill and Other Intangible Assets" (FAS 142). LaSalle Re Holdings Ltd are required to apply the provisions of this standard with effect from January1, 2002. Upon adoption, the negative goodwill generated from the business combination with Trenwick will be written off and recognized as the cumulative effect of a change in accounting principle. The company estimates that this amount will be in the region of $11.5 million.

FAS 141 amends previous accounting principles as they related to business combinations, and requires, amongst other things, that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. LaSalle Re Holdings Ltd will apply the provisions of this standard to any such business combination with immediate effect. Currently no business combinations are under consideration by the company. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition.

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

Quantitative and Qualitative Disclosure about Market Risk

The Company made disclosure relating to its market risks in the Form 10-K for the year ended December 31, 2000. The Company believes there have been no material changes with respect to its market risks during the quarter ended June 30, 2001.

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

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.

   (a)    Exhibits - None.

   (b) The following report on Form 8-K was filed during the quarter ended June 30, 2001:

                Date of Report                 Item Reported
                --------------                 -------------

                July 24, 2001             Press release, dated July 24, 2001,
                                          of Trenwick Group Ltd., LaSalle Re
                                          Holdings Limited's parent company,
                                          announcing second quarter earnings
                                          charges.

--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LaSalle Re Holdings Limited


Date: August 13/th/, 2001           By:   /s/ Guy D. Hengesbaugh
      ------------------                  ----------------------
                                   Name:  Guy D. Hengesbaugh
                                   Title: President & Chief Executive Officer



Date: August 13/th/, 2001           By:   /s/ Clare E. Moran
      ------------------                  ------------------
                                   Name:  Clare E. Moran
                                   Title: Chief Financial Officer &
                                          Senior Vice President

--------------------------------------------------------------------------------