Form 10-Q
period 2001-09-30
LASALLE RE HOLDINGS LTD
filed 2001-11-14
CIK 1001384

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12823
                                                -------


                           LaSalle Re Holdings Limited
             (Exact name of registrant as specified in its charter)



                     Bermuda                       Not applicable
         ------------------------------      -------------------------
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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of November 9, 2001, was 20,432,043.

================================================================================

================================================================================

                           LaSalle Re Holdings Limited
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----
ITEM 1.  Unaudited Consolidated Financial Statements
         Consolidated Balance Sheets
         September 30, 2001 and December 31, 2000 ...............................    3

         Consolidated Statements of Operations and Comprehensive Income
         Three Months and Nine Months ended September 30, 2001 and 2000..........    4

         Consolidated Statements of Changes in Shareholders' Equity
         Three Months and Nine Months ended September 30, 2001 and 2000..........    5

         Consolidated Statements of Cash Flows
         Nine Months ended September 30, 2001 and 2000 ..........................    6

         Notes to Unaudited Consolidated Financial Statements ...................    7

ITEM 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition ..........................   11

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk ..............   22


                             PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings .......................................................   25

ITEM 2. Changes in Securities and Use of Proceeds ...............................   25

ITEM 3. Defaults upon Senior Securities .........................................   25

ITEM 4. Submission of Matters to a Vote of Security Holders .....................   25

ITEM 5. Other information .......................................................   25

ITEM 6. Exhibits and Reports on Form 8-K ........................................   25

Signatures.......................................................................   26

================================================================================

                           LaSalle Re Holdings Limited

                           Consolidated Balance Sheets
      (Expressed in thousands of United States Dollars, except share data)
                                    Unaudited

                                                                             September 30, 2001   December 31, 2000
                                                                             ------------------   -----------------
Assets
Cash and cash equivalents ................................................        $ 14,748             $ 23,221
Debt securities available for sale, at fair value
(amortized cost $517,245 : $470,453) .....................................         533,031              476,445
Accrued investment income ................................................          10,440               14,770
Reinsurance balances receivable ..........................................          98,868               77,242
Deferred policy acquisition costs ........................................           8,862                7,616
Prepaid reinsurance premiums .............................................          22,150               10,735
Outstanding claims recoverable from reinsurers ...........................          60,383                6,431
Receivables due from Trenwick Group Ltd. .................................          10,345                4,002
Trenwick Group Ltd., loan ................................................          75,000               75,000
Reinsurance deposits .....................................................               0               27,422
Other assets .............................................................           4,056                2,611
                                                                             ------------------   -----------------

Total assets .............................................................        $837,883             $725,495
                                                                             ==================   =================

Liabilities
Reserve for losses and loss expenses .....................................        $299,983             $174,763
Unearned premium reserve .................................................          66,231               39,929
Other liabilities ........................................................          11,191               13,078
Reinsurance balances payable .............................................          25,121               21,561
Negative goodwill ........................................................          11,707               12,073
                                                                             ------------------   -----------------

Total liabilities ........................................................         414,233              261,404
                                                                             ------------------   -----------------

Shareholders' equity
Share capital authorized in the aggregate 100,000,000 shares, par value $1
Preferred shares
(issued & outstanding, 3,000,000 Series A liquidation preference $25
per share) ...............................................................           3,000                3,000
Common shares
(issued & outstanding, 2001: 20,432,043; 2000: 20,432,043) ...............          20,432               20,432
Additional paid in capital ...............................................         364,039              364,039
Accumulated other comprehensive income ...................................          15,786                5,992
Retained earnings ........................................................          20,393               70,628
                                                                             ------------------   -----------------

Total shareholders' equity ...............................................         423,650              464,091
                                                                             ------------------   -----------------

Total liabilities and shareholders' equity ...............................        $837,883             $725,495
                                                                             ==================   =================

See accompanying notes to unaudited consolidated financial statements
================================================================================

                           LaSalle Re Holdings Limited

         Consolidated Statements of Operations and Comprehensive Income
                (Expressed in thousands of United States Dollars)
                                    Unaudited

                                                       Three months ended                    Nine months ended
                                                       ------------------                    -----------------
                                                September 30,       September 30,       September 30,       September 30,
                                                -------------       -------------       -------------       -------------
                                                    2001                2000                2001               2000
                                                    ----                ----                ----               ----
Revenues

Gross premiums written ......................     $  40,035           $  25,321           $ 139,688           $ 122,567
Premiums ceded ..............................       (23,917)             (9,053)            (45,583)            (30,440)
                                                --------------      -------------       -------------       --------------

Net premiums written ........................        16,118              16,268              94,105              92,127
Change in net unearned premiums .............        13,659              10,483             (14,887)             (9,388)
                                                --------------      -------------       -------------       --------------

Net premiums earned .........................        29,777              26,751              79,218              82,739

Net investment income .......................         9,900               9,591              29,134              27,778
Net realized gains (losses) on investments...         1,348                 270               7,716              (1,916)

Foreign exchange losses .....................           (19)               (426)                (30)                (53)
Accretion of goodwill .......................           122                   0                 366                   0
                                                --------------      -------------       -------------       --------------

Total revenues ..............................        41,128              36,186             116,404             108,548
                                                --------------      -------------       -------------       --------------

Expenses

Net losses and loss expenses incurred .......        99,878              15,924             130,511              69,190
Policy acquisition costs ....................         6,761               5,621              16,728              16,269
Underwriting expenses .......................         3,185               3,264               8,977              10,387
Corporate expenses ..........................             0                 424                   0               3,293
Interest expense ............................             0                 304                   0                 915
                                                --------------      -------------       -------------       --------------

Total expenses ..............................       109,824              25,537             156,216             100,054
                                                --------------      -------------       -------------       --------------

(Loss) income before minority interest ......       (68,696)             10,649             (39,812)              8,494
Minority interest ...........................             0               2,097                   0                 839
                                                --------------      -------------       -------------       --------------

Net (loss) income ...........................       (68,696)              8,552             (39,812)              7,655
                                                --------------      -------------       -------------       --------------

Other comprehensive income (loss)
Unrealized gains on securities ..............        11,599               3,819              17,510               3,149
Less: reclassification adjustments for
(losses) gains included in
   net (loss) income ........................        (1,348)               (206)             (7,716)              1,466
                                                --------------      -------------       -------------       --------------

Total other comprehensive income ............        10,251               3,613               9,794               4,615
                                                --------------      -------------       -------------       --------------


Comprehensive (loss) income .................     $ (58,445)          $  12,165           $ (30,018)          $  12,270
                                                ==============      =============       =============       ==============

See accompanying notes to unaudited consolidated financial statements

================================================================================

                           LaSalle Re Holdings Limited

           Consolidated Statements of Changes in Shareholders' Equity
      (Expressed in thousands of United States Dollars, except share data)
                                    Unaudited

                                                                 Three months ended                 Nine months ended
                                                                 ------------------                 -----------------
                                                           September 30,     September 30,  September 30,       September 30,
                                                           -------------     -------------  -------------       -------------
                                                               2001              2000            2001              2000
                                                               ----              ----            ----              ----

Shareholders' equity, beginning of period ............    $ 485,736          $ 356,579         $ 464,091          $ 361,960

Common shares, $1 par value, and additional
paid in capital
Issuance of 0; 1,120; 0; 21,352 shares for cash
   under the employee stock purchase plan ............            0                 13                 0                247
Issuance of 0; 0; 0; 653 shares under employee
   compensation plan .................................            0                  0                 0                  7
Compensation expense recognized under employee
   compensation plan .................................            0                200                 0                243
Option Exercise ......................................                             113                                  113
Equity put option premium, net of minority interest...            0               (316)                0               (631)
Change in minority interest ..........................            0               (925)                0               (682)
Issuance of 4,797,649 shares to acquire minority
interest of subsidiary ...............................            0             78,171                 0             78,171
Acquisition Costs ....................................            0             (1,596)                0             (1,596)

Deferred Compensation
Compensation expense recognized, net of minority
interest .............................................            0                 68                 0                208
Acquisition of minority interest .....................            0                (71)                0                (71)

Retained earnings
Net (loss) income ....................................      (68,696)             8,552           (39,812)             7,655
Dividends on common shares ...........................       (2,000)                 0            (5,500)                 0
Dividends on preferred shares ........................       (1,641)            (1,641)           (4,923)            (4,923)
Options/share repurchase .............................            0                (41)                0             (2,436)
Change in minority interest ..........................            0                (14)                0               (177)

Accumulated other comprehensive income
Change in period, net of minority interest ...........       10,251              3,613             9,794              4,615
Acquisition of minority interest .....................            0               (869)                0               (867)

                                                          ---------          ---------         ---------          ---------
Shareholders' equity, end of period ..................    $ 423,650          $ 441,836         $ 423,650          $ 441,836
                                                          =========          =========         =========          =========


See accompanying notes to unaudited consolidated financial statements


================================================================================

                           LaSalle Re Holdings Limited

                      Consolidated Statements of Cash Flows
                (Expressed in thousands of United States Dollars)
                                    Unaudited

                                                                                       Nine Months Ended
                                                                                       -----------------
                                                                              September 30,        September 30,
                                                                              -------------        -------------
                                                                                 2001                   2000
                                                                               ---------              ---------
Operating activities
Net (loss) income ......................................................       $ (39,812)             $   7,655
Adjustments to reconcile net (loss) income to cash provided
   by operating activities:
     Minority interest in net income ...................................               0                    839
     Amortization of investment premium ................................             249                   (879)
     Net realized (gains) losses on sale of investments ................          (7,716)                 1,916
     Goodwill accretion ................................................            (366)                     0
     Unrealized gains on foreign exchange ..............................            (454)                (1,220)
Changes in:
     Accrued investment income .........................................           4,330                    587
     Reinsurance balances receivable ...................................         (20,609)               (16,780)
     Deferred acquisition costs ........................................          (1,246)                (2,921)
     Prepaid reinsurance premiums ......................................         (11,415)                (6,545)
     Outstanding losses recoverable from reinsurers ....................         (53,952)                10,395
     Receivables due from Trenwick Group Ltd. ..........................          (6,343)                (5,498)
     Other assets ......................................................          26,360                  8,522
     Reserve for losses and loss expenses ..............................         124,638                (11,777)
     Unearned premium reserve ..........................................          26,302                 15,933
     Reinsurance balances payable ......................................           3,560                  4,447
     Other liabilities .................................................          (1,885)                 1,510
                                                                               ---------              ---------

Cash provided by operating activities ..................................          41,641                  6,184
                                                                               ---------              ---------
Cash flows from investing activities
Purchase of investments ................................................        (348,831)              (206,856)
Net sales of short term investments ....................................          (6,629)                     0
Proceeds on the sale of investments ....................................         301,134                197,979
Proceeds on the maturity of debt securities ............................          15,000                      0
Purchases of fixed assets ..............................................            (365)                   (11)
                                                                               ---------              ---------

Cash applied to investing activities ...................................         (39,691)                (8,888)
                                                                               ---------              ---------
Cash flows from financing activities
Issue of shares ........................................................               0                  1,124
Dividends paid .........................................................         (10,423)                (4,923)
Share and option repurchases ...........................................               0                 (3,175)
Equity put option premium ..............................................               0                   (825)
                                                                               ---------              ---------

Cash applied to financing activities ...................................         (10,423)                (7,799)
                                                                               ---------              ---------

Net decrease in cash and cash equivalents ..............................          (8,473)               (10,503)

Cash and cash equivalents at beginning of period .......................          23,221                 19,864
                                                                               ---------              ---------

Cash and cash equivalents at end of period .............................       $  14,748              $   9,361
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Unless the context otherwise requires, references herein to the "Company" include LaSalle Re Holdings Limited and its subsidiary, LaSalle Re Limited ("LaSalle Re") and its subsidiaries LaSalle Re Corporate Capital Ltd. ("LaSalle Re Capital"), LaSalle Re (Services) Limited and LaSalle Re (Barbados) Ltd. The consolidated financial statements include the results of the Company and the Company's share of LaSalle Re and its subsidiaries for all periods presented.

2.      Significant Accounting Policies

New Accounting Pronouncements

On July 20, 2001 the Financial Accounting Standards Board (FASB) issued Statements No. 141 "Business Combinations" (FAS 141) and No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Company is required to apply the provisions of these standards with effect from January 1, 2002.

FAS 141 amends previous accounting principles as they related to business combinations, and requires, amongst other things, that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company will apply the provisions of this standard to any such business combination with immediate effect. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition, and will be adopted by the Company effective January 1, 2002.

3.      World Trade Center Terrorist Attack and Related Disasters

During the quarter ended September 30, 2001 the Company incurred significant losses related to the World Trade Center terrorist attack and related disasters on September 11th. The Company's incurred losses are based upon the Company's estimate of its ultimate exposure which was derived from a manual assessment of its outstanding policies to determine potential exposure, market share analysis, probable maximum loss analysis, independent risk modeling analysis and cedent loss estimates.

The Company's losses stem from commercial property damage, which includes business interruption and incidental workers' compensation coverage, and catastrophe aviation coverage. The estimated gross loss from the World Trade Center terrorist attack and related disasters is $141.8 million. Of the $55.0 million reinsurance recoverable generated by the September 11th terrorist attacks, all reinsurers, except one which provided $7.5 million of the reinsurance, have financial strength ratings of at least A by A.M. Best Company or Standard & Poors. Because of the scope and uniqueness of these events, standard loss modeling and assessment methodologies have limited relevance. As a result, the current level of losses represents the Company's best estimate at this time. As more accurate information regarding the events becomes available, this estimate will be revised if necessary.

================================================================================

                          LaSalle Re Holdings Limited

              Notes to Unaudited Consolidated Financial Statements
================================================================================

4.       Reinsurance

The effect of reinsurance on premiums written and earned is as follows:


                           Three Months               Three Months            Nine Months               Nine Months
                           ------------               ------------            -----------               -----------
                              Ended                      Ended                   Ended                     Ended
                              -----                      -----                   -----                     -----
                        September 30, 2001        September 30, 2000      September 30, 2001        September 30, 2000
                        ------------------        ------------------      ------------------        ------------------

                      Written       Earned      Written      Earned       Written      Earned       Written       Earned
                      -------       ------      -------      ------       -------      ------       -------       ------

Assumed                 40,035      46,778       25,321      35,285      139,688      113,387       122,567     106,634

Ceded                  (23,917)    (17,001)      (9,053)     (8,534)     (45,583)     (34,169)      (30,440)    (23,895)

                        ------      ------       ------      ------       ------       ------        ------      ------
Net Premiums            16,118      29,777       16,268      26,751       94,105       79,218        92,127      82,739
                        ======      ======       ======      ======       ======       ======        ======      ======


5.       Segmental Reporting

The Company has two reportable segments: reinsurance operations and Lloyds. The Company ceased to actively underwrite at Lloyd's effective December 31, 2000. The reinsurance segment provides reinsurance for property catastrophe and for other lines of business which have similar characteristics, namely high severity and low frequency. The Lloyd's segment was written through LaSalle Re Capital, which provided capital support to selected Lloyd's syndicates. The lines of business written by the selected syndicates included direct and facultative property insurance, marine insurance and reinsurance, professional indemnity, directors and officers insurance and bankers blanket bond business. Data for the three months and the nine months ended September 30, 2001 and 2000 is as follows:

                                                   Three Months Ended
                                                   September 30, 2001
                                       Reinsurance         Lloyd's       Total
                                       -----------         -------       -----

     Gross premiums written           $   37,206       $   2,829    $   40,035
                                          ------           -----        ------

     Reinsurance revenues                 25,575           4,202        29,777
     Investment income                     9,184             716         9,900
     Realized investment gains             1,348               0         1,348
     Foreign currency gain (loss)             68             (87)          (19)
     Goodwill accretion                      122               0           122
                                          ------           -----        ------
     Total revenues                       36,297           4,831        41,128
                                          ------           -----        ------

     Loss before minority interest       (62,976)         (5,720)      (68,696)

     Assets                              800,232          37,651       837,883

     Loss and loss expense ratio           355.1%          215.9%        335.4%
     Expense ratio                          33.1%           35.3%         33.4%
     Combined ratio                        388.2%          251.2%        368.8%

================================================================================

                          LaSalle Re Holdings Limited

              Notes to Unaudited Consolidated Financial Statements
================================================================================

                                                        Three Months Ended
                                                        September 30, 2000
                                             Reinsurance     Lloyd's        Total
                                             -----------     -------        -----
    Gross premiums written                  $   15,872     $   9,449    $    25,321
                                              --------      --------     ----------

    Reinsurance revenues                        19,892         6,859         26,751
    Investment income                            9,121           470          9,591
    Realized investment gains                      270             0            270
    Foreign currency loss                         (426)            0           (426)
                                              --------      --------     ----------
    Total revenues                              28,857         7,329         36,186
                                              --------      --------     ----------

    Income (loss) before minority interest      12,626        (1,977)        10,649

    Assets                                     674,262        65,554        739,816

    Loss and loss expense ratio                   46.3%         97.8%          59.5%
    Expense ratio                                 31.6%         37.9%          33.2%
    Combined ratio                                77.9%        135.7%          92.7%

                                                    Three Months Ended
                                                    September 30, 2001
                                         Reinsurance     Lloyd's        Total
                                         -----------     -------        -----
Gross premiums written                  $  133,684     $   6,004    $   139,688
                                          --------      --------     ----------

Reinsurance revenues                        66,451        12,767         79,218
Investment income                           27,401         1,733         29,134
Realized investment gains                    7,716             0          7,716
Foreign currency (loss) gain                  (724)          694            (30)
Goodwill accretion                             366             0            366
                                          --------      --------     ----------
Total revenues                             101,210        15,194        116,404
                                          --------      --------     ----------

Loss before minority interest              (32,570)       (7,242)       (39,812)

Assets                                     800,232        37,651        837,883

Loss and loss expense ratio                  169.8%        138.7%         164.7%
Expense ratio                                 31.6%         37.1%          32.4%
Combined ratio                               201.4%        175.8%         197.1%

================================================================================

                          LaSalle Re Holdings Limited

              Notes to Unaudited Consolidated Financial Statements
================================================================================

                                                    Nine Months Ended
                                                    September 30, 2000
                                          Reinsurance     Lloyd's       Total
                                          -----------     -------       -----

Gross premiums written                   $   97,908      $  24,659    $ 122,567


Reinsurance revenues                         65,577         17,162       82,739
Investment income                            26,744          1,034       27,778
Realized investment losses                   (1,916)             0       (1,916)
Foreign currency loss                           (53)             0          (53)
                                           --------       --------     --------
Total revenues                               90,352         18,196      108,548
                                           --------       --------     --------

Income (loss) before minority interest       13,885         (5,391)       8,494

Assets                                      674,262         65,554      739,816

Loss and loss expense ratio                    76.3%         111.5%        83.6%
Expense ratio                                  31.1%          36.6%        32.2%
Combined ratio                                107.4%         148.1%       115.8%

================================================================================

                          LaSalle Re Holdings Limited

               Management's Discussion and Analysis of Results of
                       Operations and Financial Condition
================================================================================

The following is a discussion and analysis of the Company's results of operations for the three months and the nine months ended September 30, 2001 and 2000 and financial condition as of September 30, 2001 and December 31, 2000. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

General

LaSalle Re Holdings Limited, which is a wholly owned subsidiary of Trenwick Group Ltd., primarily writes property catastrophe reinsurance on a worldwide basis through its subsidiary, LaSalle Re. Property catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Therefore, there can be significant volatility in the Company's results from fiscal quarter to quarter and fiscal year to year. Through LaSalle Re Corporate Capital, the Company also provided capital support to selected Lloyd's syndicates which individually wrote the following lines of business: direct and facultative property insurance; marine reinsurance; and professional indemnity, directors and officers insurance and bankers blanket bond business. The Company ceased to actively underwrite at Lloyd's effective December 31, 2000. Therefore, with effect from January 1, 2001, the Company's financial results will only be impacted by changes in estimates relating to open underwriting years results. Due to the nature of the business written by the Company, the financial data included herein is not necessarily indicative of the results of operations or financial condition of the Company in the future.

Results of Operations - for the three months ended September 30, 2001 and 2000

                                                                    09/30/01         09/30/00          Change
                                                                    --------         --------          ------
                                                                                  (in thousands)
Underwriting (loss) income                                      $       (80,047)   $       1,942    $     (81,989)
Net investment income                                                     9,900            9,591              309
Interest expense                                                              0             (304)             304
                                                                ---------------    -------------    -------------
Operating (loss) income                                                 (70,147)          11,229          (81,376)
Net realized investment gains                                             1,348              270            1,078
Foreign currency losses                                                     (19)            (426)             407
Accretion of goodwill                                                       122                0              122
Corporate expenses                                                            0             (424)             424
                                                                ---------------    -------------    -------------
(Loss) income before minority interest                                  (68,696)          10,649          (79,345)
Minority interest in net income                                               0           (2,097)           2,097
                                                                ---------------    -------------    -------------
Net (loss) income                                               $       (68,696)   $       8,552    $     (77,248)
                                                                ===============    =============    =============

The decrease of $79.3 million in income before minority interest is due to a reduction in underwriting income of $82.0 million following the World Trade Center terrorist attack and related disasters which occurred in the United States on September 11, 2001. This was partially offset by an increase in investment gains and the elimination of corporate expenses in 2001.

================================================================================

                          LaSalle Re Holdings Limited

               Management's Discussion and Analysis of Results of
                       Operations and Financial Condition
================================================================================

Underwriting income (loss)
--------------------------

                                                                  09/30/01          09/30/00           Change
                                                                  --------          --------           ------
                                                                                  (in thousands)
                                                                                   ------------
Net premiums earned                                            $       29,777     $      26,751    $       3,026
Net losses incurred                                                   (99,878)          (15,924)         (83,954)
Acquisition costs and underwriting expenses                            (9,946)           (8,885)          (1,061)
                                                               --------------     -------------    -------------
Total underwriting costs and expenses                                (109,824)          (24,809)         (85,015)
                                                               --------------     -------------    -------------
Underwriting (loss) income                                     $      (80,047)    $       1,942    $     (81,989)
                                                               ==============     =============    =============

Loss ratio                                                              335.4%             59.5%           275.9%
Underwriting expense ratio                                               33.4%             33.2%             0.2%
Combined ratio                                                          368.8%             92.7%           276.1%

The decrease of $82.0 million in underwriting income is due to losses incurred following the World Trade Center terrorist attack and related disasters in the quarter ended September 30, 2001.

Premiums
--------

Gross premiums written for the quarter ended September 30, 2001 were $40.0 million compared to $25.3 million for the quarter ended September 30, 2000, an increase of $14.7 million or 58.1%. Details of gross premiums written are provided below:

                                                                    09/30/01          09/30/00          Change
                                                                    --------          --------          ------
                                                                                   (in thousands)
    Property catastrophe
      US                                                        $        10,027    $       8,969    $        1,058
      International                                                      12,552            5,463             7,089
                                                                ---------------    -------------    --------------
    Total property catastrophe                                           22,579           14,432             8,147
    Lloyd's and other lines                                               4,934           10,697            (5,763)
    Fronted premiums, premium adjustments, reinstatement
    premiums and no claim bonuses                                        12,522              192            12,330
                                                                ---------------    -------------    --------------
                                                                $        40,035    $      25,321    $       14,714
                                                                ===============    =============    ==============

The Company's property catastrophe book experienced an increase in gross premiums written of $8.1 million for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. This increase is indicative of the Company's refocus on catastrophe business over other lines and an increasing rate environment.

For the quarter ended September 30, 2001, gross premiums written in Lloyd's and other lines of business were $4.9 million compared to $10.7 million for the quarter ended September 30, 2000. The decrease is primarily related to Lloyd's business as the Company no longer participates in Lloyd's (as of January 1, 2001). The premiums booked in the 2001 period relate solely to premium adjustments on open Lloyd's underwriting years.

================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Anyalysis of Results of
                       Operations nd Financial Condition
================================================================================

Gross premiums written in respect of fronted premiums, premium adjustments, reinstatement premiums and no claims bonuses were $12.5 million for the quarter ended September 30, 2001 compared to $0.2 million for the quarter ended September 30, 2000. The increase of $12.3 million was primarily due to reinstatement premiums generated by reinstated coverages on assumed contracts impacted by losses from the World Trade Center terrorist attack and related disasters.

Premiums earned
---------------

                                                                    09/30/01          09/30/00          Change
                                                                    --------          --------          ------
                                                                                   (in thousands)
                                                                                    ------------
Gross premiums written                                          $        40,035    $       25,321    $      14,714
Change in premiums earned                                                 6,742             9,964           (3,222)
                                                                ---------------    --------------    -------------
Gross premiums earned                                                    46,777            35,285           11,492
                                                                ---------------    --------------    -------------

Gross premiums ceded                                            $        23,917    $        9,053    $      14,864
Change in premiums ceded                                                 (6,917)             (519)          (6,398)
                                                                ---------------    --------------    -------------
Amortized ceded premiums                                                 17,000             8,534            8,466
                                                                ---------------    --------------    -------------
Net premiums earned                                             $        29,777    $       26,751    $       3,026
                                                                ===============    ==============    =============


The increase of $11.5 million in gross premiums earned was due to reinstatement premiums recorded on contracts impacted by the World Trade Center terrorist attack and related disasters together with the acceleration of unearned premiums on those reinstated contracts.

Premiums ceded for the quarter ended September 30, 2001 were $23.9 million compared to $9.0 million for the quarter ended September 30, 2000. The increase of $14.9 million was due to reinstated covers on ceded contracts following the World Trade Center terrorist attack and related disasters.

Losses and loss expenses
------------------------

The Company incurred net losses and loss expenses of $99.9 million during the quarter ended September 30, 2001 compared with $15.9 million during the quarter ended September 30, 2000, an increase of $84.0 million. The increase is due to losses associated with the World Trade Center terrorist attack and related disasters.

The losses related to the September 11th terrorist attacks are based upon the Company's estimate of its ultimate exposure derived from a manual assessment of its outstanding policies to determine potential exposure, market share analysis, probable maximum loss analysis, independent risk modeling analysis and cedent loss estimates. These losses stem from commercial property damage, which includes business interruption and incidental workers' compensation coverage, and catastrophe aviation coverage. The Company's estimated loss from the September 11th terrorist attacks is $141.8 million before the receipt of reinsurance recoveries. Of the $55.0 million reinsurance recoverable generated by the September 11th terrorist attacks, all reinsurers, except one which provided $7.5 million of the reinsurance, have financial strength ratings of at least A by A.M. Best Company or Standard & Poors. Because of

================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Anyalysis of Results of
                       Operations nd Financial Condition
================================================================================

the scope and uniqueness of these events, standard loss modeling and assessment methodologies have limited relevance. As a result, the current level of losses represents the Company's best estimate at this time. As more accurate information regarding the events becomes available, this estimate will be revised if necessary.

In addition, the Company recorded $13.1 million for other events that occurred during the quarter, which was partially offset by favorable development on prior period loss reserves of approximately $1.3 million.

During the quarter ended September 30, 2000, there were no major catastrophe loss events that affected the Company.

Underwriting expenses
---------------------

                                                                   09/30/01          09/30/00          Change
                                                                   --------          --------          ------
                                                                                  (in thousands)
                                                                                   ------------
Policy acquisition costs                                        $         6,761    $       5,621    $       1,140
Underwriting costs                                                        3,185            3,264              (79)
                                                                ---------------    -------------    -------------
Total underwriting expenses                                     $         9,946    $       8,885    $       1,061
                                                                ===============    =============    =============

Underwriting expense ratio                                                 33.4%            33.2%             0.2%
                                                                ===============    =============    =============

Policy acquisition costs as a percentage of net earned premiums were 22.7% for the quarter ended September 30, 2001 compared to 21.0% for the quarter ended September 30, 2000, an increase of 1.7%. The increase is due to additional ceded reinsurance recorded by the Company in 2001. Excluding the effects of ceded reinsurance, policy acquisition costs were 14.5% for the quarter ended September 30, 2001 and 15.9% for the quarter ended September 30, 2000, a decrease of 1.4%. The decrease was due to a change in premium mix between property catastrophe and other lines of business, notably corporate capital. Property catastrophe business tends to have lower acquisition costs compared to other lines and corporate capital.

Underwriting expenses were comparable at $3.1 million for the quarter ended September 30, 2001 and $3.3 million for the quarter ended September 30, 2000.

Net investment income
---------------------

                                                                09/30/01            09/30/00         Change
                                                                --------            --------         ------
                                                                                 (in thousands)
                                                                                  ------------
  Net investment income - portfolio                           $        9,183      $      8,847    $         336
  Net investment income - non portfolio                                  717               744              (27)
                                                              --------------      ------------    -------------
  Total net investment income                                          9,900             9,591              309
  Interest expense                                                         0              (304)             304
                                                              --------------      ------------    -------------
  Net investment income                                       $        9,900      $      9,287    $         613
                                                              ==============      ============    =============

================================================================================

                          LaSalle Re Holdings Limited

              Management's Discussion and Anyalysis of Results of
                       Operations nd Financial Condition
================================================================================

                                                                 09/30/01           09/30/00         Change
                                                                 --------           --------         ------
  Average invested assets                                     $      606,918     $     544,304    $      62,614
                                                              ==============     =============    =============
  Average annualized yield                                              6.05%             6.50%           (0.45)%
  Effective quarter yield                                               1.51%             1.63%           (0.12)%
                                                              --------------     -------------    -------------
  Net investment income - portfolio                           $        9,183     $       8,847    $         336
                                                              ==============     =============    =============

Net investment income was $9.9 million for the quarter ended September 30, 2001 compared with $9.3 million for the quarter ended September 30, 2000. The increase is primarily due to the elimination of the interest expense and an increase in the level of average invested assets.

Interest expense
----------------

Interest expense for the quarter ended September 30, 2000 was $0.3 million. This included financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract and other interest expenses related to commitment fees payable on the Company's credit facility. Both of these facilities were cancelled and no interest expense was recorded during the quarter ended September 30, 2001.

Non-Operating income and expenses
---------------------------------

The Company did not record any corporate expenses for the quarter ended September 30, 2001. The expenses of $0.4 million for the quarter ended September 30, 2000 relate primarily to the costs associated with the Company's business combination agreement with Trenwick Group Ltd.

Net realized gains on investments were $1.3 million during the quarter ended September 30, 2001 compared to $0.2 million during the quarter ended September 30, 2000. The increase was due to a reorganization of the investment portfolio to reflect a new investment philosophy.

The Company recorded a negligible exchange loss for the three months ended September 30, 2001 compared to a loss of $0.4 million for the three months ended September 30, 2000. The 2000 loss was a result of a fall in the value of European currencies against the U.S. dollar.

Minority interest
-----------------

The minority interest of $2.1 million for the quarter ended September 30, 2000 related to the holders of exchangeable non-voting shares in LaSalle Re. Following the business combination with Trenwick Group Ltd. in September 2000, LaSalle Re became a wholly owned subsidiary of Trenwick Group Ltd., hence there is no minority interest for the period ended September 30, 2001.

================================================================================

                          LaSalle Re Holdings Limited

               Management's Discussion and Analysis of Results of
                       Operations and Financial Condition
================================================================================

Results of Operations - for the nine months ended September 30, 2001 and 2000

                                            09/30/01     09/30/00      Change
                                            --------     --------      ------
                                                      (in thousands)
                                                      --------------
Underwriting loss                         $  (76,998)   $ (13,107)    $ (63,891)
Net investment income                         29,134       27,778         1,356
Interest expense                                   0         (915)          915
                                          ----------      -------     ---------
Operating (loss) income                      (47,864)      13,756       (61,620)
Net realized investment gains (losses)         7,716       (1,916)        9,632
Foreign currency losses                          (30)         (53)           23
Accretion of goodwill                            366            0           366
Corporate expenses                                 0       (3,293)        3,293
                                          ----------      -------     ---------
(Loss) income before minority interest       (39,812)       8,494       (48,306)
Minority interest in net income                    0         (839)          839
                                          ----------      -------     ---------
Net (loss) income                         $  (39,812)   $   7,655     $ (47,467)
                                          ==========      =======     =========

Net loss of $39.8 million in 2001 represents a $47.5 million decrease over net income of $7.7 million in 2000. The decrease is primarily due to a deterioration in underwriting results in 2001 caused by losses incurred following the World Trade Center terrorist attack and related disasters. The deterioration in underwriting results has been partially offset by an increase in realized gains and the elimination of corporate expenses.

Underwriting income (loss)
-------------------------

                                                09/30/01      09/30/00        Change
                                                --------      --------        ------
                                                           (in thousands)
                                                           --------------
Net premiums earned                            $   79,218    $  82,739     $  (3,521)
Net losses incurred                              (130,511)     (69,190)      (61,321)
Acquisition costs and underwriting expenses       (25,705)     (26,656)          951
                                               ----------    ---------     ---------
Total underwriting costs and expenses            (156,216)     (95,846)      (60,370)
                                               ----------    ---------     ---------
Underwriting loss                              $  (76,998)   $ (13,107)      (63,891)
                                               ==========    =========     =========

Loss ratio                                          164.7%        83.6%         81.1%
Underwriting expense ratio                           32.4%        32.2%          0.2%
Combined ratio                                      197.1%       115.8%         81.3%

The decrease of $63.9 million in underwriting income is due primarily to losses incurred following the World Trade Center terrorist attack and related disasters.

Premiums
--------

Gross premiums written for the nine months ended September 30, 2001 were $139.7 million compared to $122.6 million for the nine months ended September 30, 2000, an increase of $17.1 million or 13.97%. Details of gross premiums written are provided below:

================================================================================

                          LaSalle Re Holdings Limited

               Management's Discussion and Analysis of Results of
                       Operations and Financial Condition
================================================================================

                                                          09/30/01      09/30/00        Change
                                                          --------      --------        ------
                                                                     (in thousands)
                                                                      ------------
 Property catastrophe
   US                                                    $  57,662     $  46,721      $ 10,941
   International                                            42,842        31,821        11,021
                                                         ---------     ---------      --------
 Total property catastrophe                                100,504        78,542        21,962
 Lloyds and other lines                                     24,273        38,115       (13,842)
 Fronted premiums, premium adjustments, reinstatement
 premiums and no claim bonuses                              14,911         5,910         9,001
                                                         ---------     ---------      --------
                                                         $ 139,688     $ 122,567      $ 17,121
                                                         =========     =========      ========

The Company's property catastrophe book experienced an increase in gross premiums written of $22.0 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This increase is indicative of the Company's refocus on catastrophe business over other lines and an increasing rate environment.

For the nine months ended September 30, 2001, gross premiums written in Lloyds and other lines of business totaled $24.3 million compared to $38.1 million for the nine months ended September 30, 2000. The decrease is primarily related to Lloyds business as the Company no longer participates in Lloyds (as of January 1, 2001). The premiums booked in the 2001 period relate solely to premium adjustments on open Lloyd's underwriting years.

During the nine months ended September 30, 2001, the Company booked premium adjustments, premium in respect of fronted contracts, reinstatement premiums and no claims bonuses of $14.9 million compared with $5.9 million for the nine months ended September 30, 2000. The increase of $9.0 million was primarily due to reinstatement premiums recorded on reinstated coverages on assumed contracts impacted by losses following the World Trade Center terrorist attack and related disasters.

Premiums earned
---------------

                                                          09/30/01      09/30/00       Change
                                                          --------      --------       ------
                                                                     (in thousands)
                                                                      ------------

     Gross premiums written                              $ 139,688     $ 122,567      $ 17,121
     Change in premiums earned                             (26,301)      (15,933)      (10,368)
                                                         ---------     ---------      --------
     Gross premiums earned                               $ 113,387     $ 106,634      $  6,753
                                                         ---------     ---------      --------

                                                          09/30/01      09/30/00        Change
                                                          --------      --------        ------
                                                                     (in thousands)
                                                                     -------------
     Gross premiums ceded                                 $ 45,583     $  30,440      $ 15,143
     Change in premiums ceded                              (11,414)       (6,545)       (4,869)
                                                          ---------     ---------     --------
     Amortized ceded premiums                               34,169        23,895        10,274
                                                         ---------     ---------      --------
     Net premiums earned                                  $ 79,218     $  82,739      $ (3,521)
                                                         =========     =========      ========

================================================================================

                          LaSalle Re Holdings Limited

               Management's Discussion and Analysis of Results of
                       Operations and Financial Condition
================================================================================

The increase of $6.7 million in gross premiums earned was due to reinstatement premiums recorded on contracts impacted by the World Trade Center terrorist attack and related disasters together with the acceleration of unearned premiums on those reinstated contracts.

Premiums ceded for the nine months ended September 30, 2001 were $45.6 million compared to $30.4 million for the nine months ended September 30, 2000. This increase was primarily due to reinstated covers on ceded contracts following the World Trade Center terrorist attack and related disasters.

Losses and loss expenses
------------------------

The Company incurred net losses and loss expenses of $130.5 million during the nine months ended September 30, 2001 compared with $69.2 million during the nine months ended September 30, 2000, an increase of $61.3 million. The increase is due to losses associated with the World Trade Center terrorist attack and related disasters. These losses are based upon the Company's estimate of its ultimate exposure derived from a manual assessment of its outstanding policies to determine potential exposure, market share analysis, probable maximum loss analysis, independent risk modeling analysis and cedent loss estimates. The losses stem from commercial property damage, which includes business interruption and incidental workers' compensation coverage, and catastrophe aviation coverage. The Company's estimated loss from the September 11th terrorist attacks is $141.8 million before the receipt of reinsurance recoveries. Of the $55.0 million reinsurance recoverable generated by the September 11th terrorist attacks, all reinsurers, except one which provided $7.5 million of the reinsurance, have financial strength ratings of at least A by A.M. Best Company or Standard & Poors. Because of the scope and uniqueness of these events, standard loss modeling and assessment methodologies have limited relevance. As a result, the current level of losses represents the Company's best estimate at this time. As more accurate information regarding the events becomes available, this estimate will be revised if necessary.

During the nine months ended September 30, 2000, the Company recorded approximately $25.0 million of additional loss reserves related to winter storms that hit France and northern Europe in December 1999. The Company also recorded $7.5 million of additional loss reserves in the nine months ended September 30, 2000 related to Lloyd's business.

Underwriting expenses
---------------------

                                      09/30/01           09/30/00         Change
                                      --------           --------         ------
                                                      (in thousands)
                                                       ------------
  Policy acquisition costs          $     16,728       $    16,269      $       459
  Underwriting costs                       8,977            10,387           (1,410)
                                    ------------       -----------      -----------
  Total underwriting expenses       $     25,705       $    26,656      $      (951)
                                    ============       ===========      ===========

  Underwriting expense ratio                32.4%             32.2%             0.2%
                                    ============       ===========      ===========

================================================================================

                          LaSalle Re Holdings Limited

               Management's Discussion and Analysis of Results of
                       Operations and Financial Condition
================================================================================

Policy acquisition costs as a percentage of net earned premiums were 21.1% for the nine months ended September 30, 2001 compared to 19.7% for nine months ended September 30, 2000, an increase of 1.4%. The increase is due to additional ceded reinsurance recorded by the Company in the 2001 year. Excluding the effects of ceded reinsurance, policy acquisition costs were 14.8% for the nine months ended September 30, 2001 and 15.3% for the nine months ended September 30, 2000, a decrease of 0.5%. The decrease was due to a change in premium mix between property catastrophe and other lines of business, notably corporate capital. Property catastrophe business tends to have lower acquisition costs compared to other lines and corporate capital.

Underwriting expenses were $9.0 million for the nine months ended September 30, 2001 compared to $10.4 million for the nine months ended September 30, 2000. The decrease in underwriting expenses of $1.4 million was principally due to a reduction in salary costs.

Net investment income
---------------------

                                                        09/30/01          09/30/00          Change
                                                        --------          --------          ------
Net investment income - portfolio                     $     27,261       $    25,901      $     1,360
Net investment income - non portfolio                        1,873             1,877               (4)
                                                      ------------       -----------      -----------
Total net investment income                                 29,134            27,778            1,356
Interest expense                                                 0              (915)             915
                                                      ------------       -----------      -----------
Net investment income                                 $     29,134       $    26,863      $     2,271
                                                      ============       ===========      ===========

                                                         09/30/01          09/30/00          Change
                                                         --------          --------          ------
Average invested assets                               $    598,722       $   546,657      $    52,065
                                                      ============       ===========      ===========
Average annualized yield                                      6.07%             6.31%           (0.24)%
Effective nine month yield                                    4.55%             4.74%           (0.19)%
                                                      ------------       -----------      -----------
Net investment income - portfolio                     $     27,261       $    25,901      $     1,360
                                                      ============       ===========      ===========

Net investment income was $29.1 million for the nine months ended September 30, 2001 compared with $26.9 million for the nine months ended September 30, 2000. The increase of $2.3 million in net investment income is due to a reduction in interest payable and an increase in the level of average invested assets in 2001.

Interest expense
----------------

Interest expense for the nine months ended September 30, 2000 was $0.9 million. This included financing charges associated with the deposit portion of LaSalle Re's ceded reinsurance contract and other interest expenses related to commitment fees payable on the Company's credit facility. Both of these facilities are cancelled and no interest expense was recorded during the nine months ended September 30, 2001.

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

Non-Operating income and expenses
---------------------------------

The Company did not record any corporate expenses for the nine months ended September 30, 2001. The expenses of $3.2 million for the nine months ended September 30, 2000 relate primarily to the Company's decision to cancel the implementation of new reinsurance software due to technical and support problems and costs related to the business combination agreement with Trenwick Group Ltd.

Net realized gains on investments were $7.7 million during the nine months ended September 30, 2001 compared with net realized losses of $1.9 million during the nine months ended September 30, 2000. The gains on the investment portfolio resulted from a change in investment managers and a consequential re-positioning the portfolio to reflect a new investment philosophy.

The Company recorded an immaterial exchange loss for the nine months ended September 30, 2001 and September 30, 2000.

Minority interest
-----------------

The minority interest of $0.8 million for the nine months ended September 30, 2000 related to the holders of exchangeable non-voting shares in LaSalle Re. Following the business combination with Trenwick Group Ltd. in September 2000, LaSalle Re became a wholly owned subsidiary of Trenwick Group Ltd., hence there is no minority interest for the nine months ended September 30, 2001.

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

Operating activities provided net cash of $41.6 million for the nine months ended September 30, 2001 and $6.2 million for the nine months ended September 30, 2000. The increase was due to the timing of loss payments. During the nine months ended September 30, 2000 the Company made significant payments relating to the December 1999 winter storm losses.

Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds such payments from cash flows from operations and sales of investments. Given the uniqueness of the losses from the World Trade Center terrorist attack and related disasters, there is a considerable amount of uncertainty surrounding the timing of the payment and the receipt of these losses and loss recoveries.

As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and investments. As of September 30, 2001, 65% of its total assets were held in cash and investments. To further mitigate the uncertainty surrounding the amount and timing of potential liabilities and to minimize interest rate risk, LaSalle Re maintains a short average duration for its investment portfolio. The modified average duration of the portfolio was 2.9 years at September 30, 2001. At September 30, 2001, the fair value of the Company's total investment portfolio, including cash, was $547.8 million.

At September 30, 2001, 75.4% of the securities held in the Company's investment portfolio were fixed-income securities rated "AA" or better and 92.6% were fixed-income securities rated "A" or better by Standard & Poors or Moody's.

The increase in reinsurance balances receivable, prepaid reinsurance, deferred acquisition costs and unearned premiums from $77.2 million, $10.7 million, $7.6 million and $40.0 million respectively, at December 31, 2000 to $98.9 million, $22.2 million, $8.9 million and $66.2 million respectively, at September 30, 2001 were due to the seasonality of business written and the impacts of the World Trade Center terrorist attack and related disasters.

Reinsurance deposits decreased from $27.4 million as at December 31, 2000 to $0.0 million as at September 30, 2001. This was due to the collection of the deposit held in respect of a multi- year reinsurance contract, following non-renewal of the contract.

At September 30, 2001, reserves for unpaid losses and loss expenses and outstanding losses recoverable from reinsurers were $300.0 million and $60.4 million compared to $174.8 million and $6.4 million at December 31, 2000. The increase of $125.2 million and $54.0 million, respectively, was primarily due to the impact on net losses incurred following the World Trade Center terrorist attack and related disasters.

On September 1, 2001, the Company paid a dividend of $.5469 per share to holders of record of Series A preferred shares on July 31, 2001. As of September 30, 2001, dividends due but not yet paid on the Series A preferred shares amounted to $0.5 million. In addition, the Company paid a common dividend of $2.0 million to Trenwick Group Ltd. on September 27, 2001.
================================================================================

                          LaSalle Re Holdings Limited

               Management's Discussion and Analysis of Results of
                       Operations and Financial Condition
================================================================================

In accordance with the terms of certain reinsurance contracts, the Company has posted letters of credit in the amount of $15.8 million as of September 30, 2001 as compared to $18.1 million as of December 31, 2000 to support outstanding loss reserves. In connection with LaSalle Re Corporate Capital's support of three Lloyd's syndicates, the Company posted letters of credit in the amount of $14.0 million (equivalent to (pound)9.8 million). In addition, in connection with the Japanese earthquake swap, the Company has posted a letter of credit of $3.0 million. All letters of credit are secured by a lien on the Company's investment portfolio equal to 115% of the amount of outstanding letters of credit.

On July 20, 2001 the Financial Accounting Standards Board (FASB) issued Statements No. 141 "Business Combinations" (FAS 141) and No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Company is required to apply the provisions of these standards with effect from January 1, 2002.

FAS 141 amends previous accounting principles as they related to business combinations, and requires, amongst other things, that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company will apply the provisions of this standard to any such business combination with immediate effect. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and will be adopted by the Company effective January 1, 2002.

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

Quantitative and Qualitative Disclosure about Market Risk

The Company made disclosure relating to its market risks in the Form 10-K for the year ended December 31, 2000. The Company believes there have been no material changes with respect to its market risks during the quarter and nine months ended September 30, 2001.

Cautionary Statement Regarding Forward-Looking Statements

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company sets forth below cautionary statements identifying important risks and uncertainties that could cause its actual results to differ materially from those that might be projected, forecasted or estimated in its "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q and in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, telephone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other
================================================================================

                          LaSalle Re Holdings Limited

               Management's Discussion and Analysis of Results of
                       Operations and Financial Condition
================================================================================

revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common shareholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of the Company and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and generally expressed with words such as "believes", "estimates", "expects", "anticipates", "plans", "projects", "forecasts", "goals", "could have", "may have", and similar expressions.

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

               None.

ITEM 5.        OTHER INFORMATION

               None.

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits - None.

          (b) The following report on From 8-K was filed during the quarter ended September 30, 2001:

               Date of Report                  Item Reported
               --------------                  -------------
                July 26, 2001     Press Release, dated July 24, 2001, of
                                  Trenwick Group Ltd, LaSalle Re Holdings
                                  Limited's parent company, announcing second quarter earnings charges.

================================================================================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LaSalle Re Holdings Limited

Date:    November 14th, 2001       By:    /s/ Guy D. Hengesbaugh
         -------------------              ----------------------
                                   Name:  Guy D. Hengesbaugh
                                   Title: President & Chief Executive Officer

Date:    November 14th, 2001       By:    /s/ Clare E. Moran
         -------------------              ------------------
                                   Name:  Clare E. Moran
                                   Title: Chief Financial Officer &
                                          Senior Vice President

================================================================================