Form 10-K
period 2001-12-31
LASALLE RE HOLDINGS LTD
filed 2002-03-20
CIK 1001384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
    For the fiscal year ended December 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    For the transition period _________to_________

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

                Title of Each Class                      Name of Each Exchange on Which Registered
Series A Preferred Shares, par value $1.00 per share          The New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There was no voting stock held by non-affiliates on March 15, 2002.

     The number of shares outstanding of each of the issuer's classes of common stock as of March 15, 2002:

         Class                              Outstanding at March 15, 2002
         Common Stock, $1.00 par value                         20,432,043

                           LASALLE RE HOLDINGS LIMITED

                                TABLE OF CONTENTS


Item                                                                                                Page Number
----                                                                                                -----------

                                                    PART I

  1.       BUSINESS.................................................................................     3

  2.       PROPERTIES...............................................................................     18

  3.       LEGAL PROCEEDINGS........................................................................     18

  4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................     18

                                                    PART II

  5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS......................................................................     18

  6.       SELECTED FINANCIAL DATA..................................................................     19

  7.       MANAGEMENTS' DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
           AND FINANCIAL CONDITION..................................................................     20

  7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK................................     31

  8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................     32

  9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....     32

                                                   PART III

10.        DIRECTORS AND EXECUTIVE OFFICERS.........................................................     33

11.        EXECUTIVE COMPENSATION...................................................................     33

12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...............................................................................     37

13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................     38

                                                    PART IV

14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K......................................................................................     38

                                     PART I

Unless the context otherwise requires, references herein to the "Company" include LaSalle Re Holdings Limited and its subsidiary, LaSalle Re Limited ("LaSalle Re"), and its subsidiaries LaSalle Re Corporate Capital Ltd. ("LaSalle Re Capital"), LaSalle Re (Services) Limited ("LaSalle Re Services") and LaSalle Re (Barbados) Ltd. ("LaSalle Re Barbados").

Note On Forward-Looking Statements

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company sets forth below cautionary statements identifying important risks and uncertainties that could cause its actual results to differ materially from those that might be projected, forecasted or estimated in its "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, made by or on behalf of the Company in this Annual Report on Form 10-K and in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, telephone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common shareholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of the Company and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and generally expressed with words such as "believes", "estimates", "expects", "anticipates", "plans", "projects", "forecasts", "goals", "could have", "may have", and similar expressions.

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

-        Changes in reinsurance purchasing and distribution patterns;

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

- Changes in inflation that affect the profitability of the Company's current property/casualty business or the adequacy of its property/casualty claims and claims expense liabilities related to prior years' business;

- Lower than estimated retrocessional or reinsurance recoveries on unpaid losses, including, but not limited to, losses due to a decline in the creditworthiness of the Company's retrocessionaires or reinsurers;

-        Changes in the Company's retrocessional arrangements;

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

-        Adverse results in litigation matters;

- The passage of federal or state legislation subjecting the Company to United States taxation or regulation;

- A contention by the United States Internal Revenue Service that the Company is subject to United States taxation;

-        The impact of mergers and acquisitions;

-        Gains or losses related to changes in foreign currency exchange rates;

-        Changes in the Company's capital needs;

- The ability of Trenwick Group Ltd. to refinance or repay its outstanding indebtedness; and

-        Changes in the financial strength ratings.

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

On September 27, 2000, the Company, LaSalle Re, Trenwick Group Ltd. ("Trenwick") and Trenwick Group Inc. completed a business combination. Under the terms of the business combination, the common shareholders of the Company, LaSalle Re and Trenwick Group Inc. exchanged their shares on a one-for-one basis for shares in Trenwick. Following this transaction, the Company became a wholly owned subsidiary of Trenwick.

In connection with the Trenwick/LaSalle business combination, the Company changed its year end from September 30 to December 31 to be consistent with Trenwick. Consequently, the data presented in the Form 10-K is for the twelve months ended December 31, 2001, the twelve months ended December 31, 2000, the three months ended December 31, 1999 and the twelve months ended September 30, 1999.

Trenwick is the Bermuda holding company which, including the Company, has five principal operating units. Trenwick America Reinsurance Corporation provides reinsurance to U.S. insurance companies for property and casualty risks. Trenwick International Limited underwrites facultative reinsurance and specialty insurance on a worldwide basis. Canterbury Financial Group Inc. underwrites specialty property and casualty primary insurance programs through managing general agents. Chartwell Managing Agents Limited manages underwriting syndicates at Lloyds.

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

LaSalle Re has three wholly owned subsidiaries: LaSalle Re Services (currently inactive), which acted as a representative office for the Company in the United Kingdom up until the completion of the Trenwick/LaSalle business combination, LaSalle Re Capital, which was incorporated in Bermuda in November 1996 to provide capital support to selected syndicates at Lloyd's; and LaSalle Re Barbados, which was incorporated in Barbados in 2001 and acts as an investment holding company.

Business segments

The Company writes property and casualty reinsurance on a worldwide basis through its operating subsidiary, LaSalle Re. The Company also writes selected other lines of reinsurance when it believes that market conditions are favorable. The Company has two reportable segments: reinsurance operations and Lloyd's syndicates. The reinsurance segment provides reinsurance for property catastrophe and for other lines of business that have similar characteristics, namely high severity and low frequency. These lines currently include property risk excess, property pro rata treaty, casualty, marine, aviation, satellite, terrorism multi-peril crop and political risk coverages. The Lloyd's syndicates' segment, currently in run-off was written through LaSalle Re Capital, which provided capital support to selected Lloyd's syndicates. The lines of business written by the selected syndicates included direct insurance and facultative property reinsurance, marine insurance and reinsurance, professional indemnity, directors and officers insurance and bankers blanket bond business. Effective for the 2001 underwriting year at Lloyd's, LaSalle Re Capital withdrew its capital support from all Lloyd's syndicates.

Complete financial information about segments is presented in Note 3 to the Company's consolidated financial statements. The following table sets forth the Company's gross premiums written and number of contracts written by business segment and type of reinsurance for the years ended December 31, 2001 and 2000, the three month period ended December 31, 1999 and the fiscal year ended September 30, 1999 (dollars in millions):


                                               2001 Year              2000 Year            1999 Period            1999 Year
                                          Gross        Number     Gross      Number     Gross      Number     Gross       Number
                                         Premiums        of      Premiums      of      Premiums      of      Premiums       of
                                         Written     Contracts   Written   Contracts   Written   Contracts    Written   Contracts
                                         -------     ---------   -------   ---------   -------   ---------    -------   ---------
Reinsurance segment:
Property catastrophe reinsurance:
     Excess of loss.................      $101.5        646       $78.1       661        $1.0        18       $ 81.4       717
     Pro rata.......................         3.2          2         2.5         3          --        --         11.1         8
Other lines of business:
     Property--risk excess and pro
     Rata...........................         8.9         43         6.4        53         0.5         2          4.9        62
     Casualty.......................         2.0         20         2.2        17         0.2         1          6.1        26
     Space, marine and aviation.....         3.6          8         3.8        24                                5.4        31
     Miscellaneous..................         6.3         28         3.9        24         1.2         4          4.4        43
Fronted premiums, adjustments,
   reinstatement premiums and no
   claims bonuses...................        14.8         --         4.7        --         4.1        --          3.3        --
                                            -----       ---       -----       ---         ---       ---        -----       ---
                                           140.3        747       101.6       782         7.0        25        116.6       887
                                           ======       ===       =====       ===         ===       ===        =====       ===
Lloyd's segment:

     LaSalle Re Capital (in run-off)         5.2                   28.6                   3.3                   22.4
                                          ------                 ------                 -----                 ------
          Total.....................      $145.5                 $130.2                 $10.3                 $139.0
                                          ======                 ======                 =====                 ======


Property catastrophe

The largest portion of the Company's business consists of property catastrophe excess of loss contracts. Property catastrophe excess of loss reinsurance provides coverage when total losses and loss expenses from a single occurrence of a covered peril under a portfolio of primary insurance contracts exceed the attachment point specified in the reinsurance contract with the primary insurer. Some of the Company's property catastrophe excess of loss policies limit coverage to one occurrence in a policy year, but most policies provide for coverage of a second occurrence after the payment of a reinstatement premium. The Company also writes a minimal amount of aggregate property catastrophe excess of loss contracts that cover an accumulation of catastrophes in a year rather than one occurrence.

The Company writes a limited number of property catastrophe pro rata reinsurance treaties. In these programs, the Company assumes a specified proportion of the exposure under a portfolio of excess of loss property catastrophe reinsurance contracts written by the ceding reinsurer and receives an equal proportion of the premium received by the cedent. The cedent generally receives a ceding commission, based upon the premiums ceded to the reinsurer, and may also be entitled to receive a profit commission based on the ratio of losses, loss expenses and the reinsurer's expenses to premiums ceded. The Company generally requires that its property catastrophe pro rata contracts have aggregate exposure limits per occurrence on a zonal basis. The Company usually obtains detailed information concerning each underlying contract and the exposures underlying the risks it assumes and, on occasions may audit the premiums associated with the cessions. However, the Company is dependent upon the cedent's underwriting, pricing and claims administration to yield an underwriting profit.

Other lines of business

The Company's property risk excess of loss contracts cover a cedent's loss on a single "risk" in excess of the cedent's attachment point, rather than covering multiple risks as does property catastrophe reinsurance. A "risk" in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy, which the reinsured treats as a single risk. In property pro rata reinsurance treaties, the Company assumes a proportional part of the original premiums and losses of the reinsured on its insurance and reinsurance contracts. In property pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and also may include a profit factor.

In addition to property risk excess of loss and property pro rata treaties, the Company also writes other lines of reinsurance, which currently include casualty clash, marine, aviation, satellite, terrorism, multi-peril crop and political risk. The Company's underwriting strategy with respect to these lines of business is to target those lines which demonstrate relatively low historical levels of attritional loss. Excess of loss contracts are written above a significant attachment point and therefore should be impacted only by large market losses such as the destruction of an oil drilling platform (marine coverage) or an airline disaster (aviation coverage). Pro rata contracts, where the Company has proportional responsibility for the first dollar of its cedents' losses, could be impacted by the cedents' expected loss ratios as well as by large market losses. Claims on those contracts could arise from physical damage, casualty and major political and trade crises.

Casualty clash excess of loss reinsurance protects cedents from losses that arise from multiple insureds or from one large severe event. The Company does not write casualty excess of loss business at a level where frequency of loss is anticipated. Marine and aviation coverages can be triggered by physical damage perils and may also entail casualty coverages arising from the same loss event. Satellite reinsurance protects the reinsured primarily for losses arising from launch failure and in-orbit breakdown. Terrorism reinsurance provides coverage against major terrorist incidents involving damage to property. Political risk includes coverages for losses arising from contract frustration, confiscation, repatriation and international trade credit transactions. Multi-peril crop includes coverage for agricultural losses associated with severe drought and floods.

Fronting arrangements, adjustment premiums, reinstatement premiums and no claims bonuses

Fronting is an arrangement whereby the Company issues a contract on a risk for, and at the request of, the insured with the intent of reinsuring the entire risk with another reinsurer. The risk assumed by the Company is primarily credit risk. During the year ended December 31, 2000, the Company provided fronting arrangements for three reinsurers. During 2001, this business was insignificant.

Due to the changing nature of the Company's exposure under an excess of loss contract, certain contracts contain adjustable premium clauses. The Company receives an initial deposit premium or minimum deposit, with the final premium calculated at the end of the contract period using a pre-negotiated percentage of the ceding company's gross net annual premium income. The adjustment premium is equal to the difference between the initial deposit or minumum deposit and the revised premium.

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

The Company typically receives and pays reinstatement premiums on its assumed and ceded contracts when a catastrophic event occurs that results in a loss. Coverage is reinstated over the remaining life of the contracts. As a result of the September 11th terrorist attacks, the Company received gross reinstatement premiums of $14.4 million and paid ceded reinstatement premiums of $19.3 million in 2001. The net decrease on net premiums earned due to reinstatement premiums for 2001 was $10.2 million.

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

Lloyd's syndicates segment

The Company formed LaSalle Re Capital to provide capital support on an underwriting year basis to selected Lloyd's syndicates. These syndicates individually write the following lines of business: direct insurance and facultative property reinsurance; marine insurance and reinsurance; and professional indemnity, directors and officers' insurance and bankers blanket bond business. Following the Trenwick/LaSalle business combination, the Company withdrew its capital support for the 2001 underwriting year. This decision is in line with the Company's strategy of returning to its core business of property catastrophe reinsurance.

The Company has provided capital support to three syndicates for the 2000 and 1999 underwriting years of approximately $21.3 million ((pound)14.6 million) and $28.3 million ((pound)19.4 million), respectively. Through this support and as at December 31, 2001, the Company has written gross premiums of approximately $18.6 million for the 2000 underwriting year and approximately $32.9 million for the 1999 underwriting year. Capital support does not necessarily equate to premium income, due to different levels of capital utilization by the syndicates. LaSalle Re Capital provides capital support to the syndicates through letters of credit totaling $16.1 million ((pound)9.8 million). During the year ended December 31, 2001, the 1998 underwriting year on which LaSalle Re Capital participated was closed and settled. The net result from the 1998 underwriting year was a loss of $5.8 million to the Company.

Geographic diversification

The Company seeks to diversify its property catastrophe exposures across geographic zones in order to optimize its spread of risk. For the year ended December 31, 2001, excluding the premiums written by LaSalle Re Capital, fronted premiums, adjustment premiums, reinstatement premiums and no claims bonuses, 50% of the Company's gross premiums written represented U.S.-based risks. Within the United States, the Company's largest exposure on a zonal basis is the West Coast, including Hawaii and Alaska. The remaining 50% of gross premiums written was spread in other territories around the world. This distribution of risk is subject to change and is dependent upon rates available in various zones. As a result of long-term relationships between the Company's management and certain clients and brokers, the Company has developed a strong base of regional business in the U.S. This business assists the Company in diversifying its U.S.-based risks and makes more efficient use of its capital by limiting multi-zone exposures.

The following table sets forth the percentage of the Company's gross premiums written for the years ended December 31, 2001 and 2000, the three month period ended December 31, 1999 and the fiscal year ended September 30, 1999 allocated to the geographic region in which the risks originate: (dollars in millions):


 Geographic Area                       2001 Year                 2000 Year                 1999 Period                1999 Year
                                             Percentage                Percentage                Percentage               Percentage
                                  Gross       of Gross      Gross       of Gross      Gross       of Gross       Gross     of Gross
                                 Premiums     Premiums     Premiums     Premiums    Premiums      Premiums     Premiums    Premiums
                                 Written      Written      Written      Written      Written       Written      Written    Written
                                 -------      -------      -------      -------      -------       -------      -------    -------
United States...................   $62.4        49.7%      $ 51.4         53.0%      $  0.7         24.1%        $ 60.1      53.0%
Europe (excluding
  the U.K.).....................    10.8         8.6          4.8          5.0           --           --            9.5       8.4
United Kingdom..................     9.1         7.3          7.0          7.2          0.1          3.5            9.8       8.6
Japan...........................    10.7         8.5          4.9          5.1          0.4         13.8            2.9       2.6
Australasia.....................     5.9         4.7          3.0          3.1          0.2          6.9            4.5       4.0
Worldwide(1)....................    17.0        13.6         16.8         17.3          1.2         41.4           14.1      12.4
Worldwide (excluding
  the U.S.)(2)..................     2.9         2.3          2.9          3.0           --           --            5.4       4.8
Other...........................     6.7         5.3          6.1          6.3          0.3         10.3            7.0       6.2
                                   -----       -----       ------        -----          ---        -----          -----     -----
                                   125.5       100.0%        96.9        100.0%         2.9        100.0%         113.3     100.0%
                                               =====                     =====                     =====                    =====
LaSalle Re Capital..............     5.2                     28.6                       3.3                        22.4
Fronted premiums, adjustments,
  reinstatement premiums and
  no claims bonuses.............    14.8                      4.7                       4.1                         3.3
                                  ------                   ------                     -----                      ------
     Total......................  $145.5                   $130.2                     $10.3                      $139.0
                                  ======                   ======                     =====                      ======

(1) The category "Worldwide" consists of contracts that cover more than one zone, at least one of which is in the U.S.

(2) The category "Worldwide (excluding the U.S.)" consists of contracts that cover more than one zone (none of which is in the U.S.). The exposure in this category for business written to date is predominantly from Europe and Japan.

Program limits

Property catastrophe reinsurance is usually arranged in a series of layers, which form an individual program. The Company may write one or more of these layers with each layer constituting a separate contract. The following table sets forth the number of the Company's property catastrophe excess of loss programs written in the year ended December 31, 2001 by aggregation of program limits:

                                                                  2001 Year
                                                                 -----------
            Greater than $25 million........................          2
            $20-25 million..................................          1
            $15-20 million..................................         13
            $10-15 million..................................         20
            $7.5-10 million.................................         23
            $5-7.5 million..................................         40
            $2.5-5 million..................................         76
            Less than $2.5 million..........................         84
                                                                    ---
                 Total......................................        259
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

The Company obtains information from brokers, cedents and potential cedents as well as other sources, as appropriate, in order to make informed underwriting decisions. A potential cedent generally is not accepted without a thorough examination of its historical record, management, overall financial condition, business strategy, underwriting policies and risk management systems. The Company also seeks to select clients with disciplined catastrophe management programs. The Company seeks to build long-term relationships with its clients because the Company believes that it can underwrite renewal business with greater precision.

The Company uses proprietary modeling systems as well as commercially available catastrophe simulation models to estimate exposure to loss and evaluate the pricing adequacy of its reinsurance programs. These models also assist in the monitoring of aggregate exposures within geographic zones.

The commercially available models include: (1) AIR-CATRADER 3.8, which uses market share data derived from zip code and/or county aggregate data to develop individual contract and portfolio loss scenarios and (2) RMS-Risklink 4.1, which derives portfolio loss scenarios based on detailed risk location data provided by the primary insurer.

The results of all analyses are measured against the Company's current portfolio and other available external market information; and it is combined with management's knowledge of the client and the current reinsurance market environment. Pricing and participation decisions are then made based on the estimated exposure of losses and the potential impact of each contract on marginal return on equity. In addition, the underwriting of all new exposures is reviewed by the Chief Underwriting Officer and/or the President of the Company.

On October 1, 1998 the Company entered into an Underwriting Support Services Agreement with CNA Re Services Company ("CRSC") and CNA Bermuda. Under the Underwriting Support Services Agreement, which expired on September 30, 2001, CRSC provided underwriting support services to the Company on a daily or hourly fee basis when and as requested by the Company. Between the closing of the Trenwick/LaSalle business combination and September 30, 2001, the Company did not use the support services provided under the Underwriting Support Services Agreement.

Reinsurance protections purchased

The Company utilizes various reinsurance protections to reduce its exposure to large losses. The Company reviews the claims paying ability of each reinsurer for adequacy before each cover is placed.

In 2001, the Company has purchased three excess of loss programs which provide coverage of $20.0 million in excess of the first $30.0 million of losses per occurrence, $5.0 million in excess of the first $50.0 million of losses per occurrence and $25.0 million in excess of the first $75.0 million of losses per occurrence.

During 1999, the Company purchased an excess of loss program which provided coverage of $75.0 million in excess of the first $75.0 million of losses per occurrence for a first loss event and $60.0 million excess of $75.0 million per occurrence on the second loss event and $52.5 million excess of $125.0 million per occurrence on the third loss event over a three-year period ended December 31, 2001 subject to a maximum aggregate recovery of $187.5 million. This contract was canceled effective December 31, 2000.

In addition, in 1999 and 2000, the Company had a quota share arrangement with CNA. This arrangement was canceled effective December 31, 2000. Under this arrangement, the Company ceded an adjustable proportion of U.S. property catastrophe premium, net of acquisition costs, which was negotiated on normal commercial terms and included an override commission and profit commission payable to the Company.

The Company has also purchased other non-proportional excess of loss protections, which provide for the recovery of losses from reinsurers in excess of certain retentions that are related to the magnitude of market losses. LaSalle Re Capital also participates in the reinsurance coverages purchased by the syndicates it supports.

In addition, as part of the Company's capital protection strategy, the Company utilized a Catastrophe Equity Put ("CatEPut") option program since July 1, 1997. The CatEPut option was a capital replacement tool that enabled the Company to put a pre-arranged amount of equity, through the issue of convertible preferred shares to the option writers at pre-negotiated terms, in the event of a major catastrophe or series of large catastrophes that cause substantial losses to the Company or its subsidiaries. After the Trenwick/LaSalle business combination, although the CatEPut remained in effect with the same triggers, the issuer of the convertible preferred shares changed from LaSalle to the publicly traded Trenwick. Accordingly, although the CatEPut will be triggered by loss experience at the Company, the capital will be received by Trenwick.

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

Subsidiaries and affiliates of Aon Corporation (collectively, "Aon") were brokers for 26.7% and 23.3% of the Company's gross written premiums in the years ended December 31, 2001 and December 31, 2000 respectively. Guy Carpenter & Company, Inc., together with its affiliates, generated 26.1% and 19.8% of the Company's gross premiums written for the years ended December 31, 2001 and December 31, 2000 respectively. Willis Faber North America, Inc., together with its affiliates, generated 10.7% and 5.4% of the Company's gross premiums written for the years ended December 31, 2001 and December 31, 2000, respectively. No other broker accounted for more than 10% of the Company's gross premiums written for the years ended December 31, 2001 and December 31, 2000.

Consistent with its emphasis on disciplined underwriting practices, the Company was not obligated to accept any business from any broker. No intermediary has the authority to bind the Company on any business.

Reserves

The Company establishes loss reserves for the estimated ultimate settlement costs of all losses and loss expenses incurred with respect to business written by it. United States generally accepted accounting principles, sometimes referred to as U.S. GAAP do not permit the Company to establish reserves with respect to its property catastrophe reinsurance until an event occurs that may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses.

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

The reserves are prepared quarterly by the Chief Actuary of Trenwick and reviewed by the Company's executive officers. To the extent that reserves develop upward or downward, the results are reflected in the net income in the period in which the reserve deficiency or redundancy is evaluated. There can be no assurance that the final loss settlements will not exceed the Company's loss reserve and have a material adverse effect upon the Company's financial condition and results of operations in a particular period.

Investments

Composition of portfolio

The Company has implemented a set of investment guidelines designed to meet its liquidity requirements and return objectives. The guidelines are intended to be conservative, stressing preservation of principal, yield enhancement through the identification of value and market inefficiencies, market liquidity and risk reduction. The primary objective of the investment portfolio, as set forth in the guidelines, is to maximize investment returns consistent with these policies. The Company's portfolio includes two sections: a shareholder portfolio and a reserve portfolio. The shareholder portfolio has a longer time horizon than the reserve portfolio.

Quality of portfolio

The Company's investment guidelines requires the securities held in the shareholder portfolio and the reserve portfolio to maintain an average quality of A+ and AA, respectively. In addition, the shareholder portfolio and the reserve portfolio will not invest in securities below A- and BB+, respectively.

Maturity and duration of portfolio

The Company's investment guidelines specify a one to four year duration for the Company's investment portfolio, reflecting the need to maintain a liquid, short duration portfolio to assure the Company's ability to pay claims on a timely basis. The Company currently has a target duration for the portfolio of two and one half to three years and, at December 31, 2001, the modified average duration of the portfolio was 2.7 years. The Company expects to periodically re-evaluate the target duration in light of market conditions, including the level of interest rates, and estimates of the duration of its liabilities.

The table below sets forth the distribution of the Company's debt securities available for sale at year end 2001 by type, maturity and quality rating.

                            Debt Security Investments
            (Amounts expressed in thousands of United States dollars)

                                                               Average
                                                               Maturity                Fair           Amortized
                                                               in Years                Value            Cost
                                                           -----------------     ---------------    -------------
     Type
     U.S. and U.K. federal government
        securities, including agencies                           2.2                   54,869           52,803
     Other foreign government securities                         1.0                   25,186           24,448
     Mortgage and other asset-backed securities                  2.8                  119,411          117,991
     Corporate and other debt securities                         6.0                  307,812          307,232
                                                           -----------------     ---------------    -------------
     Total debt securities                                       4.4                  507,278          502,474

     Maturity
     Due in one year or less                                                           74,539           73,125
     Due in one year through five years                                               301,211          292,821
     Due in five years through ten years                                               74,569           74,416
     Due after ten years                                                               56,959           62,112
                                                                                 ---------------    -------------
     Total debt securities                                                            507,278          502,474


                                                            Investment Grade            Non-investment Grade
                                                       --------------------------    --------------------------
Quality                                                 Fair Value        Cost        Fair Value        Cost
                                                       ------------    ----------    ------------   -----------
U.S. and U.K. federal government
  securities, including agencies                          $ 54,869      $ 52,803        $    --        $    --
Other foreign government securities                         25,186        24,448             --             --
Mortgage and other asset-backed securities                 119,411       117,991             --             --
Corporate and other debt securities                        274,914       268,841         32,898         38,391
                                                         ---------     ---------      ---------      ---------
Total investment grade and
  non-investment grade debt securities                    $474,380      $464,083        $32,898        $38,391
                                                         =========     =========      =========      =========
Percentage of total debt securities                           93.5%         92.4%           6.5%           7.6%

Investment Grade Quality (fair value)                      Aaa            Aaa             A             Baa
                                                         ---------     ---------      ---------      ---------
U.S. and U.K. federal government
  securities, including agencies                          $ 54,869      $     --        $    --        $    --
Other foreign government securities                             --       $25,186             --             --
Mortgage and other asset-backed securities                 119,411            --             --             --
Corporate and other debt securities                         95,888        63,000         83,048         32,978
                                                         ---------     ---------      ---------      ---------
Total investment grade and
  non-investment grade debt securities                    $270,168       $88,186        $83,048        $32,978
                                                         =========     =========      =========      =========
Percentage of total debt securities                           53.2%         17.4%          16.4%           6.5%

Non-investment Grade Quality (fair value)                  Ba/B          Caa/Ca           P1         Not rated
                                                         ---------     ---------      ---------      ---------
Mortgage and other asset-backed securities                $     --      $     --        $    --        $    --
Corporate and other debt securities                         32,898            --             --             --
                                                         ---------     ---------      ---------      ---------
Total non-investment grade debt securities                 $32,898      $     --        $    --        $    --
                                                         =========     =========      =========      =========
Percentage of total debt securities                            6.5%          0.0%           0.0%           0.0%


Equity securities/Real estate

Pursuant to the Company's investment guidelines, the Company's investment portfolio may not contain any direct investments in real estate, mortgage loans or equity securities.

Foreign currency exposures

As at December 31, 2001, all of the Company's debt securities were denominated in U.S. dollars.

In an effort to manage other areas of exposure to foreign currency exchange rate fluctuations, the Company may from time to time enter into foreign exchange contracts. These contracts generally involve the exchange of one currency for U.S. dollars at some future date. At December 31, 2001 and 2000, the Company had no principal amounts outstanding under foreign exchange contracts. See "Quantitative and Qualitative Disclosure About Market Risk."

Investment manager

Effective January 1, 2001, the Company appointed Wellington Management Company LLP to act as its investment manager. Prior to this, LaSalle Re had an investment management agreement with Aon Advisors (UK) Limited which terminated December 31, 2000.

Competition

The property catastrophe reinsurance industry is highly competitive. The Company competes, and will continue to compete, with major U.S. and non-U.S. insurers and property catastrophe reinsurers, including other existing and newly formed Bermuda-based property catastrophe reinsurers. Some of these competitors have greater financial and organizational resources than the Company. A recent trend in the property catastrophe reinsurance industry has been the utilization of the capital markets in structuring reinsurance agreements using catastrophe bonds, swaps and other types of derivative instruments. There may be established or new companies of which the Company is not aware who may be planning to enter the property catastrophe reinsurance market or existing reinsurers who may be planning to raise additional capital. Competition in the types of reinsurance business that the Company underwrites is based on many factors, including rates and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment and reputation, the perceived financial strength and experience of the reinsurer in the line of reinsurance to be written.

LaSalle Re currently has a rating of "A-" (Excellent) from A.M. Best Company and is assigned "A-" financial strength rating by Standard & Poor's. These ratings are based on factors of interest to cedents and brokers and are not directed toward the protection of investors. These ratings are neither a rating of securities nor a recommendation to buy, hold or sell such securities. Insurance ratings are one factor used by brokers and cedents as a means of assessing the financial strength and quality of reinsurers. In addition, a cedent's own rating may be adversely affected by the lack of a rating of its reinsurer. Therefore, a cedent may elect to reinsure with a competitor of the Company that has a higher insurance rating. Similarly, the lowering or loss of a rating in the future could adversely affect the Company's ability to compete.

Other than being a corporate member of selected Lloyd's syndicates, the Company is not licensed or admitted as an insurer in any jurisdiction other than Bermuda and has no plans to become so licensed or admitted. Because jurisdictions in the United States do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted, the Company's reinsurance contracts generally require it to post a letter of credit or provide other security for outstanding claims and/or unearned premiums. In order to post these letters of credit, the Company generally is required to provide the issuing banks with collateral to cover such amounts. As a result of the size of the Company's capitalization, the Company does not believe that its non-admitted status in any jurisdiction has, or should have, a material adverse effect on its ability to compete or obtain business in the property catastrophe reinsurance market in which it operates, principally because many of the Company's competitors are not admitted or licensed in United States jurisdictions. However, there can be no assurance that increased competitive pressure from current reinsurers and future market entrants or the Company's non-admitted status will not adversely affect the Company.

Employees

As of March 1, 2001, the Company employed 25 people. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements, and the Company knows of no current efforts to implement such agreements at the Company.

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

Independent approved auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer. In the case of LaSalle Re, both the statutory financial statements and the statutory financial return are required to be filed annually with the Supervisor of Insurance, who is the chief administrative officer under the Insurance

Act. The independent auditor of the insurer must be approved by the Minister and may be the same person or firm that audits the insurer's financial statements and reports for presentation to its shareholders.

Loss reserve specialist. As a Class 4 insurer, LaSalle Re is required to submit an annual loss reserve opinion when filing the annual statutory financial return. This opinion must be issued by a loss reserve specialist. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the Minister.

Statutory financial statements. An insurer must prepare statutory financial statements annually. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements, which include, in statutory form, a balance sheet, income statement, statement of capital and surplus and detailed notes thereto. The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act 1981 of Bermuda (the "Companies Act"), which financial statements may be prepared in accordance with GAAP. LaSalle Re is required to submit the statutory financial statements as part of the annual statutory financial return. However, the statutory financial statements and the statutory financial return do not form part of the public records maintained by the Supervisor.

Annual statutory financial return. LaSalle Re is required to file annually with the Supervisor a statutory financial return no later than four months after its financial year end unless specifically extended. The statutory financial return includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer; a declaration of the statutory ratios; a solvency certificate; the statutory financial statements themselves; the opinion of the approved loss reserve specialist and certain details concerning ceded reinsurance. The solvency certificate and the declaration of the statutory ratios must be signed by the principal representative and at least two directors of LaSalle Re who are required to state whether the minimum solvency margin and, in the case of the solvency certificate, the minimum liquidity ratio have been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for them to so state and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act. The statutory financial return must include the opinion of the loss reserve specialist in respect of the loss and loss expense provisions of LaSalle Re. Where LaSalle Re's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

Minimum solvency margin. The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin, which varies with the type of business and class of registration of the insurer and the insurer's net premiums written and loss reserve level. As a registered Class 4 insurer, LaSalle Re is required to maintain a minimum solvency margin equal to the greatest of (1) $100 million,
(2) 50% of its net premiums written (without deducting more than 25% of gross premiums written when computing net premiums written) and (3) 15% of its loss and other certain insurance reserves. At December 31, 2001, LaSalle Re's actual statutory capital and surplus was $430.5 million, compared to its minimum solvency margin requirement of $100 million.

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

Principal representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of LaSalle Re is at the Company's offices at 25 Church Street, Hamilton HM 12 Bermuda, and Guy Hengesbaugh is the principal representative of LaSalle Re. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that a reportable "event" has occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to him. Examples of such a reportable "event" include failure by the reinsurer to comply substantially with a condition imposed upon the reinsurer by the Minister relating to a solvency margin or a liquidity or other ratio.

Class 4 insurer. LaSalle Re is registered as a Class 4 insurer and, as such: (1) is required to maintain a minimum statutory capital and surplus equal to the greatest of $100 million, 50% of its net premiums written (without deducting more than 25% of gross premiums written when computing net premiums written) and 15% of its loss and other insurance reserves; (2) is required to file annually within four months following the end of the relevant financial year with the Supervisor, inter alia, a statutory financial return together with a copy of its annual statutory financial statements and an opinion of a loss reserve specialist in respect of its loss and loss expense provisions; (3) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, LaSalle Re will be prohibited, without the approval of the Minister, from declaring or paying any dividends during the next financial year); (4) is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the Supervisor an affidavit stating that it will continue to meet the required margins; (5) is prohibited, without the prior approval of the Minister, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements; and (6) is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred to file with the Minister a written report containing certain information.

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

LaSalle Re Capital

LaSalle Re Capital became a Corporate Member of Lloyd's in December 1996 and commenced underwriting effective January 1, 1997. LaSalle Re Capital is only licensed to carry on business related to Lloyd's. As a Corporate Member, LaSalle Re Capital is subject to the regulatory jurisdiction of the Council of Lloyd's. Lloyd's operates under a self-regulatory regime under the Lloyd's Act 1982 and has the power to set, interpret and change the rules which govern the operation of the Lloyd's market, Lloyd's prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. In addition, Lloyd's imposes restrictions against persons becoming controllers and major shareholders of managing agents and corporate members without the consent of Lloyd's first having been obtained.

In 2000, the Financial Services and Markets Bill established the Financial Services Authority as a single regulator to supervise securities, banking and insurance business, including Lloyd's. In 2001, the Financial Services Authority gained wider authorization and intervention powers in relation to Lloyd's as part of the implementation of the Financial Services and Markets Act.

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

Under the terms of its license as a "member of a recognised association of underwriters" under the Bermuda Insurance Act, LaSalle Re Capital is required to meet and maintain the solvency requirements of Lloyd's. LaSalle Re Capital is also required to send to the Bermuda Supervisor of Companies, within 30 days after submission of the annual solvency return and declaration of compliance to Lloyd's, a copy of those documents together with a copy of the audited annual statements of each of the syndicates in which LaSalle Re Capital participates. Further, LaSalle Re Capital must also appoint and maintain a principal representative in Bermuda.

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

ITEM 2. PROPERTIES

The Company's executive offices are located in approximately 10,000 square feet of leased office space in Hamilton, Bermuda. Management believes the Company's current office space is adequate for its needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth fiscal quarter of the calendar year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Following the business combination with Trenwick, the Company's Common Shares, which were quoted on The New York Stock Exchange under the symbol "LSH", were delisted. There is no established public trading market for the Company's Common Shares, all of which are owned by Trenwick.

In the year ended September 30, 1999, the Company paid a quarterly dividend of $0.375 on its common stock for the first three quarters of the year. No further dividends on common stock were paid by the Company while its common stock was publicly held. The Company paid a quarterly dividend of $.547 on its Series A preferred shares in each of the four quarters of 2001, 2000 and 1999.

ITEM 6.  SELECTED FINANCIAL DATA

     Expressed in thousands of United States Dollars, except other data. The 2001 and 2000 years relates to a December 31 year end and the 1999, 1998, 1997 and 1996 years relates to September 30 year end.

                                         2001 Year     2000 Year     1999 Period    1999 Year     1998 Year     1997 Year
                                         ---------     ---------     -----------    ---------     ---------     ---------
Statement of Income Data

Gross premiums written                    $145,532     $130,163        $10,307      $139,010      $155,316      $171,386
Net premiums earned                         97,542      108,096         30,391       126,615       154,620       163,933
Net investment income (including
realized gains and losses)                  46,495       35,756          8,588        34,462        39,863        33,664
Claims and claims expenses incurred        122,981       80,586         46,642       131,147        95,539        31,199
Policy acquisition costs                    20,887       21,270          5,878        19,844        22,661        26,018
Underwriting expenses                       11,771       13,342          4,533        13,733         8,932        12,656
Income (loss)  before minority
interest                                   (11,245)      24,104        (19,831)       (5,679)       65,232       121,468
Minority interest(1)                                        839         (4,990)       (2,845)       13,426        24,391
Net income (loss)                          (11,245)      23,265        (14,841)       (2,834)       51,806        97,077
Common dividends declared                    7,500        1,500             --        17,543        44,641        44,860

Other Data

Loss ratio                                  126.1%        74.6%         153.5%        103.6%         61.8%         19.0%
Expense ratio                                33.5%        32.0%          34.3%         26.5%         20.4%         23.6%
Combined ratio                              159.6%       106.6%         187.8%        130.1%         82.2%         42.6%

Balance Sheet Data (at end of
period)

Total investments and cash                507,278      $499,666       $559,591      $556,976      $606,757       $553,043
Total assets                              802,320       725,495        726,168       736,107       757,290        686,088
Reserve for losses and loss expenses      280,487       174,763        190,352       146,552        97,942         45,491
Minority interest                              --            --         86,906        93,055       105,569         93,355
Total shareholders' equity                437,596       464,091        361,960       382,197       430,053        425,226


--------
(1) Minority interest represents those shares in LaSalle Re Limited that were held as Exchangeable Non-Voting Shares. These shares were exchangeable, at the option of the holder, for Common Shares of the Company on a one-for-one basis. These shares were exchanged for Trenwick Common Shares on a one-for-one basis following the Trenwick/LaSalle business combination.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion highlights material factors affecting the Company's results of operations for the three years ended December 31, 2001, December 31, 2000 and September 30, 1999. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company contained in Item 8 of this Form 10-K.

Results of Operations - Years Ended December 31, 2001 and 2000

                                                       2001 Year           2000 Year             Change
                                                       ---------           ---------             ------
                                                                        (in thousands)

Underwriting loss                                       $(58,115)           $ (7,102)           $(51,013)
Net investment income                                     38,928              37,444               1,484
Interest expense                                              --              (1,173)              1,173
Corporate expenses                                            --              (3,255)              3,255
                                                        --------            --------            --------
Operating income (loss)                                  (19,187)             25,914             (45,101)
Net realized investment (losses) gains                     7,567              (1,688)              9,255
Goodwill accretion                                           488                 122                 366
Foreign currency losses                                     (113)               (244)                131
                                                        --------            --------            --------
Income (loss) before minority interest                   (11,245)             24,104             (35,349)
Minority interest in net (income) loss of
   subsidiary                                                 --                (839)                839
                                                        --------            --------            --------
Net income (loss)                                        (11,245)             23,265             (34,510)
Dividends on preferred stock                              (6,563)             (6,563)                 --
                                                        --------            --------            --------
Net income (loss) available to common
   shareholders                                         $(17,808)           $ 16,702            $(34,510)
                                                        ========            ========            ========

The operating loss of $19.2 million in 2001 represented a $45.1 million decrease over the operating income of $25.9 million recorded in 2000. This decrease was primarily due to the deterioration of underwriting results caused by losses incurred related to Tropical Storm Alison ($8.0 million) and the September 11th terrorist attacks ($141.8 million gross and $86.8 million net of reinsurance recoverable). The adverse effect of the underwriting performance primarily generated the decrease in net income of $34.5 million.

Underwriting income (loss)

                                                       2001 Year            2000 Year              Change
                                                       ---------            ---------              ------
                                                                        (in thousands)

Net premiums earned                                    $ 97,542             $108,096              $(10,554)
                                                       --------             --------              --------

Claims and claims expenses incurred                    (122,981)             (80,586)              (42,395)
Acquisition costs and underwriting expenses             (32,676)             (34,612)                1,936
                                                       --------             --------              --------
Total underwriting costs and expenses                  (155,657)            (115,198)              (40,459)
                                                       --------             --------              --------
Net underwriting loss                                  $(58,115)            $ (7,102)             $(51,013)
                                                       ========             ========              ========

Loss ratio                                               126.1%                74.6%                 51.5%
Underwriting expense ratio                                33.5%                31.9%                  1.6%
                                                       --------             --------              --------
Combined ratio                                           159.6%               106.5%                 53.1%


The underwriting loss of $58.1 million in 2001 represented a $51.0 million increase compared to the underwriting loss of $7.1 million in the 2000 year. The underwriting loss in 2001 included losses of $122.0 million on current year loss events and net additions to prior years' reserves of $1.0 million. Of this $123.0 million total loss incurred, $22.1 million relates to Lloyd's syndicates which are now in run-off. The underwriting loss in 2000 included both losses of $60.2 million on current year loss events and additions to prior years' reserves of $20.4 million.

The effect of losses from the September 11th terrorist attacks is an increase in the underwriting loss of $97.8 million resulting from increase in claims and claims expenses incurred of $86.8 million and a decrease in net premiums earned of $10.2 million due to net reinstatement premiums on assumed and ceded contracts. This effect on the combined ratio was 96.4 percentage points principally from increases in the loss ratio.

Premiums written

Gross premiums written for 2001 were $145.5 million compared to $130.2 million for 2000, an increase of $15.3 million or 11.8%. Details of gross premiums written are provided below.

                                                         2001 Year          2000 Year         Change
                                                         ---------          ---------         ------
                                                                         (in thousands)
Worldwide property catastrophe reinsurance               $140,331            $101,570         $38,761
Lloyd's syndicates                                          5,201              28,593         (23,392)
                                                         --------            --------         -------
Total                                                    $145,532            $130,163         $15,369
                                                         ========            ========         =======


The increase in worldwide property catastrophe reinsurance gross premium writings for 2001 compared to 2000 resulted primarily from reinstatement premiums of $14.4 million generated by reinstated coverages on assumed contracts impacted by losses from the September 11th terrorist attacks.

The decrease in Lloyd's sydicates gross written premiums for 2001 compared to 2000 is expected as all of the Lloyd's sydicates business underwritten by the Company prior to the combination with Trenwick has not been renewed in 2001 and has been classified as runoff.

Premiums earned

                                                         2001 Year          2000 Year          Change
                                                         ---------          ---------          ------
                                                                         (in thousands)
Gross premiums written                                   $ 145,532          $ 130,163         $ 15,369
Change in gross unearned  premiums                           4,992              9,966           (4,974)
                                                         ---------          ---------         --------
Gross premiums earned                                      150,524            140,129           10,395
                                                         ---------          ---------         --------

Premiums ceded                                             (50,453)           (31,631)         (18,822)
Change in premiums ceded                                    (2,529)              (402)          (2,127)
                                                         ---------          ---------         --------
Amortized ceded premiums                                   (52,982)           (32,033)         (20,949)
                                                         ---------          ---------         --------
Net premiums earned                                      $  97,542          $ 108,096         $(10,554)
                                                         =========          =========         ========

Gross premiums ceded for 2001 were $50.5 million compared to $31.6 million for 2000. This increase was primarily due to reinstated covers of $19.3 million on ceded contracts following the September 11th terrorist attacks.

Net premiums earned in 2001 were $97.5 million compared to $108.1 million for 2000. The decrease in net premiums earned is primarily due to the increase in ceded premiums.

Claims and claims expenses

Claims and claims expenses for 2001 were $123.0 million, a increase of $42.4 million compared to claims and claims expenses of $80.6 million for 2000. The increase is due to losses associated with the September 11th terrorist attacks. The Company's incurred losses related to the September 11th terrorist attacks are based upon estimates of its ultimate exposure derived from a manual assessment of its outstanding policies. The assessment included market share analysis, probable maximum loss analysis, independent risk modeling analysis and cedent loss estimates. The Company's primary exposure for this event relates to commercial property damage, which includes business interruption and incidental workers' compensation coverage, and catastrophe aviation coverage. The Company's estimated loss from the September 11th terrorist attacks is $141.8 million gross and $86.8 million net of reinsurance recoverable. The reinsurance recoverable of $55.0 million related to the terrorist attacks is from companies which have financial strength ratings from A.M. Best of "A" or better. In addition to losses incurred related to the September 11th terrorist attack, the Company incurred losses of $8.0 million associated with Tropical Storm Alison. Claims and claims expenses incurred in 2000 included $6.5 million of catastrophe losses relating to U.K. floods and an increase of $20.4 million in prior period occurrences, principally losses relating to two storms, Martin and Anatol, which hit Europe in late December 1999.

Underwriting expenses

                                       2001 Year        2000 Year        Change
                                       ---------        ---------        ------
                                                     (in thousands)
Policy acquisition costs                $20,886          $21,270        $  (384)
Underwriting expenses                    11,790           13,342         (1,552)
                                        -------          -------        -------
Total underwriting expenses             $32,676          $34,612        $(1,936)
                                        =======          =======        =======
Underwriting expense ratio                 33.5%            31.9%           1.6%
                                        =======          =======        =======

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for 2001 decreased by $1.9 million compared to total underwriting expenses for 2000. Policy acquisition costs as a percentage of net premiums earned were 21.4% for 2001 compared to 19.7% for 2000. The increase in the ratio occurred principally because of an increase in the amount of amortized ceded premiums. As a percentage of gross premiums earned, policy acquisition costs were 13.9% in 2001 compared to 15.2% in 2000. The decrease of 1.3% was primarily due to the Company deriving less premiums from LaSalle Re Capital which has a higher expense ratio than the rest of the business.

Underwriting expenses for 2001 were $11.8 million compared to $13.3 million for 2000, a decrease of $1.5 million. The decrease is primarily due to a reduction in overall salary costs.

Net investment income

                                      2001 Year       2000 Year          Change
                                      ---------       ---------          ------
                                                    (in thousands)
Average invested assets               $ 491,861       $ 508,081        $(16,220)
Average annualized yields                   7.5%            7.0%            0.5%
Investment income - portfolio            37,016          35,691           1,325
Investment income - non-portfolio         2,548           2,667            (119)
Investment expenses                        (636)           (914)            278
                                      ---------       ---------        --------
Net investment income                 $  38,928       $  37,444        $  1,484
                                      =========       =========        ========

Net investment income for 2001 was $38.9 million compared to $37.4 million for 2000. The increase in net investment income in 2001 was primarily due to changes in the allocation of investments to higher yielding debt securities following a change in investment managers.

Interest expense

Interest expense was $1.1 million in 2000. There were no interest expense charges in 2001. Interest expense in 2000 included financing charges associated with a ceded reinsurance contract and other interest expenses related to the commitment fees payable on the Company's credit facility which was canceled effective the end of September, 2000.

Corporate expenses

The Company did not record any corporate expenses for 2001. The expenses of $3.3 million for 2000 relate primarily to the Company's decision to cancel the implementation of new reinsurance software and costs related to the Trenwick/LaSalle business combination.

Non-operating income and expenses

Net realized gains on investments were $7.6 million during 2001, compared to net realized losses of $1.7 million for 2000. The gains in 2001 resulted from a change in investment managers and a consequential re-positioning of the portfolio to reflect a new investment philosophy.

The Company recorded minimal foreign currency losses in 2001 and 2000.

Results of Operations - Year Ended December 31, 2000 and Fiscal Year Ended
                        September 30, 1999

                                                     2000 Year             1999 Year             Change
                                                     ---------             ---------             ------
                                                                        (in thousands)
Underwriting loss                                     $ (7,102)            $(38,109)            $ 31,007
Net investment income                                   37,444               33,847                3,597
Interest expense                                        (1,173)              (1,714)                 541
Corporate expenses                                      (3,255)                (788)              (2,467)
                                                      --------             --------             --------
Operating income (loss)                                 25,914               (6,764)              32,678
Net realized investment (losses) gains                  (1,688)                 615               (2,303)
Goodwill accretion                                         122                    0                  122
Foreign currency (losses) gains                           (244)                 470                 (714)
                                                      --------             --------             --------
Income (loss) before minority interest                  24,104               (5,679)              29,783
Minority interest in net (income) loss of
   subsidiary                                             (839)               2,845               (3,684)
                                                      --------             --------             --------
Net income (loss)                                       23,265
Dividends on preferred stock                            (6,563)              (6,563)                  --
                                                      --------             --------             --------
Net income (loss) available to common
   shareholders                                       $ 16,702             $ (9,397)            $ 26,099
                                                      ========             ========             ========

Operating income of $25.9 million in 2000 represented a $32.7 million increase over the operating loss of $6.8 million recorded in fiscal year 1999. This improvement was principally due to better underwriting results in 2000, which was due to a decrease in prior year reserve strengthening to both catastrophe and non-catastrophe business. The effect of the improved underwriting performance primarily generated the increase in net income of $26.1 million.

Underwriting income (loss)

                                                     2000 Year             1999 Year              Change
                                                     ---------             ---------              ------
                                                                        (in thousands)
Net premiums earned                                  $ 108,096             $ 126,615             $(18,519)
                                                     ---------             ---------             --------

Claims and claims expenses incurred                    (80,586)             (131,147)              50,561
Acquisition costs and underwriting expenses            (34,612)              (33,577)              (1,035)
                                                     ---------             ---------             --------
Total underwriting costs and expenses                 (115,198)             (164,724)              49,526
                                                     ---------             ---------             --------
Net underwriting loss                                $  (7,102)            $ (38,109)            $ 31,007
                                                     =========             =========             ========

Loss ratio                                                74.6%                103.6%               (29.0%)
Underwriting expense ratio                                31.9%                 26.5%                 5.4%
                                                     ---------             ---------             --------
Combined ratio                                           106.5%                130.1%               (23.6%)


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

                                                     2000 Year           1999 Year             Change
                                                     ---------           ---------             ------
                                                                      (in thousands)
Worldwide property catastrophe reinsurance            $101,570            $116,621            $(15,051)
Lloyd's syndicates
   runoff                                               28,593              22,389               6,204
                                                      --------            --------            --------
Total                                                 $130,163            $139,010            $ (8,847)
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

Premiums earned

                                      2000 Year        1999 Year        Change
                                      ---------        ---------        ------
                                                    (in thousands)
Gross premiums written                $ 130,163        $ 139,010       $ (8,847)
Change in gross unearned premiums         9,966            6,070          3,896
                                      ---------        ---------       --------
Gross premiums earned                   140,129          145,080         (4,951)
                                      ---------        ---------       --------

Premiums ceded                          (31,631)         (28,191)        (3,440)
Change in premiums ceded                   (402)           9,726        (10,128)
                                      ---------        ---------       --------
Amortized ceded premiums                (32,033)         (18,465)       (13,568)
                                      ---------        ---------       --------
Net premiums earned                   $ 108,096        $ 126,615       $(18,519)
                                      =========        =========       ========

Gross premiums ceded for 2000 were $31.6 million compared to $28.2 million for the 1999 fiscal year. The increase in amortized ceded premiums of $13.6 million was primarily attributable to a full year's cessions to the CNA property catastrophe quota share arrangement in 2000. The facility originally incepted April 1, 1999. In addition the Company also purchased several new protections in 2000.

Net premiums earned in 2000 were $108.1 million compared to $126.6 million for the 1999 fiscal year. The decrease in net premiums earned is due to the increase in amortized ceded premiums.

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

Underwriting expenses

                                       2000 Year       1999 Year         Change
                                       ---------       ---------         ------
                                                     (in thousands)
Policy acquisition costs                 $21,270         $19,844        $ 1,426
Underwriting expenses                     13,342          13,733           (391)
                                         -------         -------        -------
Total underwriting expenses              $34,612         $33,577        $ 1,035
                                         =======         =======        =======

Underwriting expense ratio                  31.9%           26.5%           5.4%
                                         =======         =======        =======

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for 2000 increased by $1.0 million compared to total underwriting expenses for the 1999 fiscal year. Policy acquisition costs as a percentage of net premiums earned were 19.7% for 2000 compared to 15.7% for the 1999 fiscal year. The increase in the ratio occurred principally because of an increase in the amount of amortized ceded premiums. As a percentage of gross premiums earned policy acquisition costs were 15.2% compared to 13.7%. The remaining increase of 1.5% was primarily due to the Company deriving more premiums from LaSalle Re Capital which has a higher expense ratio than the rest of the business at 20%.

Underwriting expenses for the year 2000 and the 1999 fiscal year remained comparable at 9.5%.

Net investment income

                                      2000 Year        1999 Year         Change
                                      ---------        ---------         ------
                                                    (in thousands)
Average invested assets               $ 508,081        $ 575,571       $(67,490)
Average annualized yields                   7.0%             5.7%           1.3%
Investment income - portfolio            35,691           32,778          2,913
Investment income - non-portfolio         2,667            1,935            732
Investment expenses                        (914)            (866)           (48)
                                      ---------        ---------       --------
Net investment income                 $  37,444        $  33,847       $  3,597
                                      =========        =========       ========

Net investment income for 2000 was $37.4 million compared to $33.8 million for the 1999 fiscal year. The principal reason for the increase in net investment income in 2000 was the increase in market yields.

Interest expense

Interest expense was $1.2 million for 2000 a decrease of $0.5 million from the 1999 fiscal year. Interest expense included financing charges associated with a ceded reinsurance contract and other interest expenses related to the commitment fees payable on the Company's credit facility which was canceled effective the end of September, 2000.

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

LaSalle Re's sources of funds consist of net premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, brokerage, commissions, excise taxes, administrative expenses and dividends. Under the Insurance Act, LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files with the Bermuda Supervisor of Companies an affidavit (at least 7 days before payment of such dividends) stating that it will continue to meet the required minimum solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the prior approval of the Bermuda Minister of Finance if it failed to meet its required margins on the last day of the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends that would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act from reducing its opening total statutory capital by 15% or more without the approval of the Minister of Finance. LaSalle Re currently meets these requirements.

Operating activities produced a net cash inflow of $51.9 million for the year ended December 31, 2001 compared to $10.7 million for the year ended December 31, 2000. The increase was partially from the collection of a deposit of approximately $27.4 million on the Company's multi year reinsurance contract which was cancelled effective December 31, 2000. Cash flows from operations in future years may differ substantially from net income. Cash flows are affected by loss payments, which, due to the nature of the reinsurance coverage provided by LaSalle Re, are generally expected to comprise large loss payments on a limited number of claims and can therefore fluctuate significantly from year to year. The irregular timing of these large loss payments can create significant variations in operating cash flows between periods. LaSalle Re funds these payments from cash flows from operations and sales of investments. Loss payments following the September 11th terrorist attack have not been significant in 2001. Loss payments from this event are expected to be significant in 2002 and 2003.

As a result of the potential for large loss payments, LaSalle Re maintains a substantial portion of its assets in cash and debt securities. As of December 31, 2001, 68% of its total assets were held in cash and investments, which totaled $543.7 million compared to 69% at December 31, 2000 or $499.7 million. The increase in cash and investments of $44.0 million was primarily due to the reinvestment of surplus cash flows. To further mitigate the uncertainty surrounding the amount and timing of potential liabilities and to minimize interest rate risk, LaSalle Re maintains a short average duration for its investment portfolio. The Company has decreased the modified average duration of the portfolio from 2.9 years at December 31, 2000 to 2.7 years at December 31, 2001.

As of December 31, 2001, 73% of the debt securities held in the Company's investment portfolio were rated "AA" or better and 87% were rated "A" or better by Standard and Poor's or Moody's. No single investment comprised more than 5% of the overall portfolio.

Premiums receivable were $86.2 million at December 31, 2001 compared to $77.2 million at December 31, 2000. The increase was due to reinstatement premiums generated by reinstated coverages on assumed contracts impacted by losses from the September 11th terrorist attacks.

Other assets decreased from $30.3 million as at December 31, 2000 to $3.2 million at December 31, 2001. The decrease is related to collection of the deposit on the Company's multi-year reinsurance contract.

At December 31, 2001, reserves for unpaid claims and claims expenses were $280.5 million compared to $174.8 million at December 31, 2000. Included in the reserve for unpaid claims and claims expenses at December 31, 2001, was an amount of $42.1 million compared to $37.2 million at December 31, 2000 in respect of the business underwritten by LaSalle Re Capital. At December 31, 2001, reinsurance recoverable balances were $57.2 million compared to $6.4 million as at December 31, 2000. The increase in unpaid claims and claims expenses and reinsurance recoverable balances of $105.7 million and $50.8 million, respectively was due to the impact on net losses incurred following the September 11th terrorist attacks.

The reduction in unearned premium by $5.0 million from December 31, 2000 to December 31, 2001 was primarily caused by the change in the mix of business in the 2001 year.

The negative goodwill of $11.9 million as of December 31, 2001 relates to the Trenwick/LaSalle business combination. The Company has adopted the push-down basis of accounting for the purchase of the minority interest in LaSalle Re in its financial statements.

In July 2001, the Financial Accounting Standards Board issued a statement covering goodwill which is required to be adopted at the beginning of 2002. See
Note 11 of Notes to the Consolidated Financial Statements for details.

In accordance with the terms of certain reinsurance contracts, the Company has posted letters of credit in the amount of $72.1 million as of December 31, 2001 as compared to $20.5 million as of December 31, 2000 to support outstanding loss reserves. In connection with LaSalle Re Capital's support of three Lloyd's syndicates, the Company posted letters of credit in the amount of $14.3 million (equivalent to (pound)9.8 million). All letters of credit are secured by a lien on the Company's investment portfolio equal to approximately 115% of the amount of the outstanding letters of credit.

The Company paid a quarterly dividend of $0.5469 per share to holders of record of Series A preferred shares in March, June, September and December of 2001. As of December 31, 2001, dividends due but not yet declared on the Series A preferred shares amounted to $0.5 million. In addition, the Company paid common dividends to Trenwick in 2001 totalling $7.5 million.

The Company has no material commitments for capital expenditures.

In connection with the Company's Trenwick/LaSalle business combination, the Company cancelled its stand alone committed line of credit for $100 million effective September 27, 2000.

Concurrent with the Trenwick/LaSalle business combination, Trenwick entered into an amended and restated $490 million credit agreement with various lending institutions. The agreement consists of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility has subsequently been converted into a four-year term loan. The primary obligors are two of Trenwick's subsidiary companies. Guarantees are provided by the Company with respect to these obligations. The letter of credit facility is scheduled to expire in November 2002. The term loan facility is subject to scheduled principal amortization over the four-year period in accordance with the following schedule: 2002, 22.5%; 2003, 27.5%; 2004, 32.5%; 2005, 17.5%. The
applicable interest rate on borrowings under the credit facility is generally 2.5% above the London Interbank Offered Rate and was 4.7% at year end 2001.

A portion or all of the term loan must be repaid in the event of equity issuances, asset sales or debt issuances by Trenwick or its subsidiaries. At year end 2001, $195.0 million of term loans were outstanding, and $230.0 million of letters of credit were outstanding under the credit facility.

The credit agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, Trenwick's minimum interest coverage, debt to capital leverage, minimum earned surplus, maintenance of a minimum A.M. Best Company rating of A- and tangible net worth. As of year end 2001, Trenwick was in compliance with the credit agreement covenants.

The financial covenants relating to interest coverage, risk based capital and tangible net worth (each as defined by the financial covenants in the credit agreement) were revised downward in an amendment to the credit agreement executed following the September 11th terrorist attacks. The amendment set Trenwick's minimum interest coverage ratio at 1.5 to 1 for the fourth quarter of 2001, 2.0 to 1 for the first quarter of 2002 and 2.5 to 1 thereafter. Trenwick's interest coverage ratio at December 31, 2001 was 2.0 to 1. The amendment adjusted downward the minimum risk-based capital requirement for Trenwick's subsidiary, Chartwell Insurance Company, from 300% to 225% through December 31, 2001. Thereafter, the minimum risk-based capital for Chartwell Insurance Company returns to 300%. The risk based capital for Chartwell Insurance Company as of December 31, 2001 was 257%. The amendment lowered the base minimum tangible net worth Trenwick must maintain from $560 million to $425 million until the reporting of quarterly results of operations as of March 31, 2002, which are due no later than May 15, 2002. After May 15, 2002, Trenwick minimum tangible net worth reverts to $560 million. Trenwick's tangible net worth as of December 31, 2001 was $428 million. If Trenwick is unable to meet the credit agreement's financial covenants at the end of the first quarter of 2002, it may be required to repay the outstanding indebtedness and collateralize the outstanding letters of credit issued under the credit agreement through additional financing, asset sales, subsidiary dividends or similar transactions.

Trenwick's ability to refinance its existing debt obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. Following Trenwick's claims and claims expense liability reserve increase in the second quarter of 2001 and the losses it sustained in the September 11th terrorist attacks, its senior debt ratings were downgraded by Standard & Poors Corporation to BBB- and by Moody's Investors Service to Ba2. Trenwick's ability to refinance its outstanding debt obligations, as well as the cost of such borrowings, could be adversely affected by these ratings downgrades or if its ratings were downgraded further.

Should the two Trenwick subsidiary companies or Trenwick be unable to meet the loan repayments as they fall due, and such repayments are not refinanced, the Company would become liable for such repayments under the terms of the guarantees. No liability for any such amounts has been reflected in the Company's financial statements. Because the two Trenwick subsidiary companies and Trenwick are holding companies, their principal source of funds consists of permissible dividends, tax allocation payments and other statutorily permissible payments from their respective operating subsidiaries. As a result of recent losses incurred by Trenwick's operating subsidiaries, their cash distribution capacities have been significantly reduced.

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

Critical Accounting Policies

The accounting policies described below are those the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies used by the Company in preparing its financial statements is included in the Notes to the Consolidated Financial Statements and the note references are included below.

Unpaid Claims and Claims Expenses

The Company establishes liability reserves for claims and claims expenses that have been reported but not paid and claims and claims expenses that have been incurred but not reported under its reinsurance contracts. These liability reserves are developed using actuarial principles and assumptions which consider a number of factors, including industry information, contact reviews and historical claims and claims expense patterns, which are described in the Notes to the

Consolidated Financial Statements. An extensive degree of judgment is used in this estimation process. Because the future cannot be predicted with certainty, the actual future claims and claims expense payments are usually different from the previously recorded liability reserve estimates. Sometimes the differences are significant. Any adjustments to the Company's liability reserves for claims and claims expenses are included in the Company's results of operations in the period in which the need for the adjustment becomes known. Due to the considerable variability of the reinsurance business underwritten by the Company, adjustments to its liability reserves for claims and claims expenses may occur each quarter and are sometimes significant.

In particular, the Company cautions that the claims and claims expense liability reserves related to the September 11th terrorist attacks remain subject to future adjustment. Because of the scope and uniqueness of these events, standard loss modeling and assessment methodologies have limited relevance. As a result, the Company's expected losses reflect the industry's and the Company's current estimates. As additional information regarding the claims and claims expenses related to the September 11th terrorist attacks becomes available, the Company may be required to adjust its estimate in the future. Also see Note 4 of Notes to the Consolidated Financial Statements.

Reinsurance Recoverable Balances

The Company purchases reinsurance to reduce its exposure on catastrophic losses. The Company estimates the amount of uncollectable receivables from its reinsurers each period and establishes an allowance for uncollectable amounts if necessary. The amount of the allowance is based on the age of unpaid amounts, information about the creditworthiness of the Company's reinsurers, and other relevant information. Estimates of uncollectable reinsurance amounts are revised each period, and changes are recorded in the period they become known. A significant change in the level of uncollectable reinsurance amounts would have a significant effect on the Company's results of operations. Also see Note 4 of Notes to the Consolidated Financial Statements.

Investments

Investments are classified as available for sale and recorded at fair value, and unrealized investment gains and losses are reflected in shareholders' equity. Investment income is recorded when earned, and capital gains and losses are recognized when investments are sold. Investments are reviewed periodically to determine if they have suffered an impairment of value that is considered other than temporary. If investments are determined to be impaired, a capital loss is recognized at the date of determination.

Testing for impairment of investments also requires significant management judgment. The identification of potentially impaired investments, the determination of their fair value and the assessment of whether any decline in value is other than temporary are the key judgment elements. The discovery of new information and the passage of time can significantly change these judgments. Revisions of impairment judgments are made when new information becomes known, and any resulting impairment adjustments are made at that time. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potentially impaired assets.

The Company seeks to match the maturities of invested assets with the payment of expected liabilities. By doing this, the Company attempts to make cash available as payments become due. If a significant mismatch of the maturities of assets and liabilities were to occur, the impact on the Company's results of operations could be significant. Also see Note 5 of Notes to the Consolidated Financial Statements.

Goodwill

The Company has negative goodwill from prior acquisitions. Under generally accepted accounting principles in effect through December 31, 2001, these liabilities were accreted over their estimated useful lives. See Note 11 of Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following sections address the significant market risks associated with the Company's business activities as of December 31, 2001 and 2000. The Company's primary market risk exposures are foreign currency exchange risk and interest rate risk.

With respect to the Company's investment portfolio, the risk management strategy is to place its investments with high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company selects investments with characteristics such as duration, yield, currency and liquidity to reflect the underlying characteristics of related estimated claim liabilities.

As of December 31, 2001, the Company's exposure to high yield investments was limited. While these investments are more susceptible to credit risk, their total market value represents approximately 6% of total investments and cash, and therefore management believes that the exposure to credit risk is not material. The Company has no derivatives and its investments do not contain terms that may result in potential losses due to leverage.

Foreign Currency Exchange Rate Risk

Foreign currency risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises from the Company's cash deposits denominated in foreign currencies.

The Company's reinsurance operations have exposures to movements in various currencies, particularly the British pound sterling and Euro, as some of its business is denominated in those currencies. Therefore, changes in currency exchange rates affect the Company's balance sheet, statement of operations and statement of cash flows.

Management estimates that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which the Company is exposed at year end 2001 would have decreased the fair value of the Company's foreign denominated net assets by approximately $1.3 million. At year end 2000, the same 10% shift in foreign currency exchange rates would have resulted in a potential loss in fair value of approximately $2.8 million.

Interest Rate Risk

The Company's debt security investments are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of debt security investments on the Company's outstanding variable rate debt. Additionally, the fair value of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, a prepayment option, relative values of alternative investments, liquidity of the investment and other general market conditions.

The Company monitors its sensitivity to interest rate risk by evaluating the change in its financial assets and liabilities relative to hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates reflect what could be deemed best or worst case scenarios. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in this summary.

A 100 basis point increase in market interest rates would have resulted in an estimated pre-tax loss in the fair value of these instruments of $9.9 million and $31.1 million at year end 2001 and 2000, respectively. Similarly, a 100 basis point decrease in market interest rates would have resulted in an estimated pre-tax gain in the fair value of these instruments of $9.8 million and $28.2 million at year end 2001 and 2000, respectively.

The Company has not experienced unrealized gains or losses to the extent indicated above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item can be found in the Consolidated Financial Statements and Notes thereto on pages F-1 - F-26.

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Following the Trenwick/LaSalle business combination, the independent auditor for Trenwick was PricewaterhouseCoopers LLP and the independent auditor for the Company was Deloitte & Touche. Trenwick and the Company determined that it was in their best interest to utilize a single independent auditor. As a result, the Company determined not to retain Deloitte & Touche as the Company's independent auditor after the 1999 fiscal year. Instead, the Company decided to retain PricewaterhouseCoopers as its independent auditor. The decision to change independent auditors was approved by the Company's Board of Directors.

The audit reports of Deloitte & Touche on the financial statements of the Company for the fiscal year ended and as of September 30, 1999 and for the three months ended and as of December 31, 1999 did not contain an adverse opinion or disclaimer of opinion or were qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company's fiscal year ended September 30, 1999 and the interim period to December 22, 2000, there were no disagreements between Deloitte & Touche and the Company with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Company during the fiscal year ended September 30, 1999 and through the interim period to December 22, 2000.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

In connection with the Trenwick/LaSalle business combination, all of the external directors of LaSalle Re Holdings resigned their directorships and, in certain cases, became directors of Trenwick, leaving Guy Hengesbaugh as the sole director. Trenwick appointed a second director of the Company following the Trenwick/LaSalle business combination who resigned in January 2002. As such, Trenwick appointed James F. Billett, Jr. a director in January 2002.

Guy D. Hengesbaugh aged 43 has been a director of the Company since February 2000. Mr. Hengesbaugh has been President and Chief Executive Officer of the Company since July 1, 1999. Prior to this he had served as President and Chief Operating Officer of the operating company, LaSalle Re, a position he had held since September 17, 1998. Mr. Hengesbaugh had served as Executive Vice President and Chief Underwriting Officer of the Company since its organization in September 1995 and Executive Vice President and Chief Underwriting Officer of LaSalle Re since its organization in October 1993. Prior to joining the Company, Mr. Hengesbaugh was with CNA in Chicago and London. Up to September 30, 1998, Mr. Hengesbaugh was an employee of CNA Bermuda and his services were made available to the Company pursuant to the Underwriting Services Agreement. Upon termination of this agreement, with effect from October 1, 1998, Mr. Hengesbaugh became an employee of the Company.

James F. Billett, Jr., 58, has been a director of the Company since January 2002. Mr. Billett has served as Chairman of the Board and Chief Executive Officer of Trenwick since August 2000. Mr. Billett served as the Chairman of the Board and Chief Executive Officer of Trenwick Group Inc. and its predecessor from 1978 until the Trenwick/LaSalle business combination and served as President of Trenwick Group Inc. from 1988 until the Trenwick/LaSalle business combination. He is Chairman of the Executive Committee. Mr. Billett was formerly a Vice President of General Reinsurance Corporation.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, in summary form, the compensation earned by the CEO or a Named Executive Officer of the Company during the 2001 year.

The 2001 and 2000 years ended December 31, 2001 and December 31, 2000, respectively. As the Company changed its fiscal year end following the Trenwick/LaSalle business combination, the 1999 period is for the year ended September 30, 1999. Mr. Stockton resigned from the Company in September 2001 and Ms. Moran resigned from the Company in January 2002.

                                                                                           Restricted    Securities
   Name and principal                Fiscal                                Other annual      stock       underlying     All other
        position                      year      Salary         Bonus       compensation      awards(1)     options     compensation
        --------                      ----      ------         -----       ------------      ------        -------     ------------
Guy D. Hengesbaugh
   Chief Executive
   Officer and                        2001      468,900           --         120,000(3)      224,992       31,690        51,575(4)
   President (effective               2000      450,000      386,364(2)      165,710(3)           --           --        56,376(4)
   July 1, 1999)                      1999      412,500      477,273(2)      146,798(3)      109,626           --        50,031(4)

Mark C. Stockton
   Senior Vice
   President and
   Chief Underwriting                 2001      283,250           --          82,500(6)       74,997       10,563        18,883(7)
   Officer (effective                 2000      275,000      115,227(5)      122,415(6)           --           --        27,500(7)
   July 15, 1999)                     1999      240,000      157,045(5)       94,214(6)       21,262           --        24,000(7)

Clare E. Moran
   Senior Vice
   President and Chief
   Financial Officer
   (effective October                 2001      162,000           --          90,000(9)       51,929        7,313        16,200(10)
   1, 2000)                           2000      155,000       62,091(8)       85,053(9)           --           --        15,500(10)

(1) Amounts reflect restricted shares awarded as follows on March 1, 2001, based on the closing price per share on such date of $21.30: Mr. Hengesbaugh, 10,563 shares, Mr. Stockton, 3,521 shares, and Ms. Moran, 2,438 shares. The restricted shares vest in equal annual installments over five years from the date of award, beginning in 2002. Dividends are paid on restricted shares at the same rate as paid to all shareholders and, as permitted those amounts have not been included in this table

     On October 1, 1998, Mr. Hengesbaugh received a restricted stock award of 25,000 common shares. Mr. Hengesbaugh's award vests at the rate of 331/3% on the third, fourth and fifth anniversaries of the grant date. Dividends on these restricted shares were paid in additional shares of restricted stock, based on the closing price of a common share of the Company on the NYSE on the dividend payment date. Mr. Hengesbaugh received as dividends 446, 570 and 640 additional restricted shares on December 18, 1998, March 19, 1999 and June 18, 1999, respectively.

     During the 1999 fiscal year, Messrs. Hengesbaugh and Stockton and Ms. Moran received restricted stock awards as set forth below pursuant to the amended anti-dilution provisions of stock options granted on November 27, 1995 (the "1995 Options") and May 19, 1997 (the "1997 Options"). These restricted stock awards were made to compensate for the dilutive effect of certain dividends paid by the Company and vest only upon the exercise of the options to which they relate. The 1995 Options and 1997 Options vested in their entirety following the Trenwick/LaSalle business combination.

                                                       Number of shares        Number of shares awarded
                                                      awarded with respect           with respect
      Name                     Date of award          to the 1995 options         to the 1997 options
      ----                     -------------          -------------------         -------------------
Guy D. Hengesbaugh             March 20, 1998                 5,557                     3,071
                               June 19, 1998                  1,061                     1,008
                               September 18, 1998               184                       114
                               December 18, 1998                121                        75
                               March 19, 1999                 1,086                     1,030
                               June 18, 1999                  1,303                     1,237

Mark C. Stockton               December 18, 1998                 --                        42
                               March 19, 1999                    --                       572
                               June 18, 1999                     --                       687

Clare E. Moran                 December 18, 1998                 --                        16
                               March 19, 1999                    --                       229
                               June 18, 1999                     --                       275


The values shown in the Summary Compensation Table for all restricted stock awards, including any additional restricted shares awarded as dividends, have been calculated by multiplying the number of shares by the closing price of a common share of the Company on the NYSE on each grant or dividend date, as applicable.

The aggregate total of unvested restricted share holdings of each of the named executives as of December 31, 2001, at the then-applicable market price per share of $10.17 were:

                                     Unvested
      Name                           Restricted Shares         Value ($)
      ----                           -----------------         ---------

Guy D. Hengesbaugh                         53,076               539,782
Mark C. Stockton                                0                     0
Clare E. Moran                              3,890                39,561

(2) Mr. Hengesbaugh earned a bonus of $136,364 under a cash incentive bonus agreement and an additional merit cash bonus of $250,000 for 2000.

(3)  Includes housing expenses of $120,000 for each of 2001, 2000 and fiscal
     1999.

(4) Consists of $46,575, $45,000 and $41,250 for monthly pension contributions for 2001, 2000 and 1999 respectively. For 2001, also includes $5,000 paid in respect of compensation consulting services. For 2000, also includes $6,376 for life insurance covering Mr. Hengesbaugh and $5,000 paid in respect of compensation consulting services. For fiscal 1999, also includes $6,681 for life insurance covering Mr. Hengesbaugh and $2,100 paid in respect of pension and compensation consulting services.

(5) Mr. Stockton earned a bonus of $62,727 under a cash incentive bonus agreement and an additional merit cash bonus of $52,500 for 2000.

(6) Includes housing expenses of $82,500 for 2001 and includes housing expenses of $76,500 for 2000.

(7) Consists of $18,883 and $27,500 paid in connection with monthly pension contributions for 2001 and 2000, respectively.

(8) Ms. Moran earned a bonus under a cash incentive bonus agreement of $ 34,091 for 2000. Ms. Moran also received a merit cash bonus of $28,000 for 2000.

(9) Includes housing expenses of $90,000 for 2001 and includes housing expenses of $49,500 for 2000.

(10) Consists of $16,200 and $15,500 paid in connection with monthly pension contributions for 2001 and 2000, respectively.

The following table sets forth information with respect to stock option grants to the named executives in 2001. The options, granted during 2001, to the named executives pursuant to Trenwick's equity incentive plans become exercisable in five equal annual installments beginning one year from the date of grant, but become immediately exercisable in full in the event of a change in control of Trenwick. They are subject to termination prior to their expiration date in the event of termination of the grantee's employment.

                        Option Grants in Last Fiscal Year

                                                                                                       Potential Realizable Value at
                             Number of      Percent of Total                                               Assumed Annual Rates
                             Securities        Option/SARs                                              of Stock Price Appreciation
                             Underlying         Granted to         Exercise or                             for Option Term ($)
                            Options/SARs      Employees in         Base Price        Expiration             -------------------
Name                         Granted (#)     Fiscal Year (%)        ($/Share)           Date                 5%              10%
-----                        -----------     ---------------        ---------           ----                ---              ---
Guy D. Hengesbaugh             31,690             5.0                 21.30           03/01/11            425,248         1,073,245
Mark C. Stockton               10,563             1.7                 21.30           03/01/11            141,744           357,737
Clare E. Moran                  7,313             1.1                 21.30           03/01/11             98,133           247,669


The following table sets forth information for each individual who served as the CEO or a named executive officer of the Company with regard to the number of Trenwick common shares underlying unexercised stock options and the value of such stock options at the end of the fiscal year. There were no unexercised stock appreciation rights for these in dividends.

                           2001 Year-End Option Values

                                           Number of securities
                                          underlying unexercised            Value of unexercised
                                               options/SARs               in-the-money options/SARs
                                           at December 31, 2001               at December 31, 2001
Name                                    Exerciseable/Unexerciseable       Exerciseable/Unexerciseable
----                                    --------------------------        ---------------------------

Guy D. Hengesbaugh                            118,000/31,690                          $0/$0
Mark C. Stockton                                    0/0                               $0/$0
Clare E. Moran                                 20,000/7,313                           $0/$0


Effective October 1, 1999, LaSalle entered into an amended employment agreement with Guy D. Hengesbaugh to reflect Mr. Hengesbaugh's promotion to the position of President and Chief Executive Officer. The agreement provides for automatic renewal on a daily basis, so that the remaining term of the agreement will always equal two years. If either party gives notice of termination, the agreement will expire two years after that notice is given. The agreement provides for an annual salary of $450,000 which effective March 1, 2001 was increased to $468,900. In addition, Mr. Hengesbaugh is entitled to an annual non-discretionary bonus based in part on the amount by which LaSalle Re's return on equity for that year exceeds 10% per annum, and is also eligible to receive a discretionary bonus. The agreement provides Mr. Hengesbaugh with various benefits, including disability and pension benefits, automobile allowance, club membership, housing and living allowance and reimbursement of reasonable business expenses. The agreement also includes a non-competition and non-solicitation covenant that will generally apply for a period of 12 months following the termination of Mr. Hengesbaugh's employment.

Effective October 1, 1998, LaSalle entered into an employment agreement with Mark Stockton, who served as Senior Vice President and Chief Underwriting Officer until September, 2001. The agreement provided for automatic renewal on a daily basis, so that at the remaining term of the agreement will always equal one year. If either party gave notice of termination, the agreement expired one year after that notice was given. The agreement provided for an annual base salary of $230,000, which effective March 1, 2001 was increased to $275,000 by action of Trenwick's Compensation Committee. In addition, Mr. Stockton was entitled to an annual non-discretionary bonus based in part on the amount by which LaSalle Re's return on equity for that year exceeded 10% per annum, and was also eligible to receive a discretionary bonus. The agreement provided Mr. Stockton with various benefits, including disability and pension benefits, automobile allowance, club membership, housing and living allowance and reimbursement of reasonable business expenses. The agreement also included a non-competition and non-solicitation covenant that generally applied for a period of 24 months following the termination of Mr. Stockton's employment. Mr. Stockton resigned from the Company in September 2001.

Effective October 1, 1998, LaSalle entered into an employment agreement with Clare Moran, who served as Senior Vice-President, Treasurer and Chief Financial Officer. The agreement provided for automatic renewal on a daily basis, so that the remaining term of the agreement always equaled one year. If either party gave notice of termination, the agreement expired one year after that notice was given. The agreement provided for an annual base salary of $125,000, which effective March 1, 2001, was increased to $162,000 by action of Trenwick's Compensation Committee. In addition, Ms. Moran was eligible for a discretionary annual bonus. The agreement provided Ms. Moran with various benefits, including disability and pension benefits, automobile allowance, housing and living allowance and reimbursement of reasonable business expenses. The agreement also included a non-competition and non-solicitation covenant that generally applied for a period of 12 months following the termination of Ms. Moran's employment. Ms. Moran resigned from the Company in January 2002.

Since the completion of the Trenwick/LaSalle business combination, the Company's directors have not been compensated for any services provided to LaSalle as a director.

Since the completion of the Trenwick/LaSalle business combination, the Compensation Committee of the Board of Directors of Trenwick has established the compensation and compensation policies for Trenwick's subsidiaries, including the Company. The report of the Compensation Committee of the Board of Directors of Trenwick is incorporated herein by reference to the section captioned "Report of the Compensation Committee on the Compensation of Executive Officers of Trenwick" of Trenwick's proxy statement for its 2002 Annual General Meeting of Shareholders.

In addition, since the completion of the Trenwick/LaSalle business combination, the Company's Common Shares are no longer registered under Section 12 of the Securities Exchange Act of 1934. Accordingly, no share price information is available to provide the basis for a performance graph.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is a wholly owned subsidiary of Trenwick. The following table discloses the Chief Executive Officer's and the named executive officer's ownership in the Company's parent, Trenwick, at March 14, 2002.


Name of beneficial owner               Number of Common Shares (1)    Percentage of class
------------------------               ---------------------------    -------------------

Guy D. Hengesbaugh(2)                            140,067                     *
Mark C. Stockton                                       0                     *
Clare E. Moran(3)                                 20,000                     *
Directors and Executive officers
as a Group                                       160,067                     *


*Less than 1%

(1) Based on the most recent information available to the Company. Includes shares of restricted stock that would vest if the holder were to exercise certain options pursuant to which such restricted shares were granted as anti-dilution adjustments, which options are exercisable within 60 days of February 28, 2002. Also excludes 26,656 shares of restricted stock and dividend entitlements which were originally awarded to Mr. Hengesbaugh, on October 1, 1998, all of which will vest more than 60 days after March 14, 2002.

(2) Includes options to purchase 124,338 common shares which are exercisable within 60 days of March 14, 2002.

(3) Includes options to purchase 20,000 common shares which are exercisable within 60 days of March 14, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Underwriting services agreement and underwriting support services agreement

Effective on October 1, 1998, the Company entered into an underwriting support services agreement (the "Underwriting Support Services Agreement") with CNA Re Services Company ("CRSC") and CNA Bermuda. Under the Underwriting Support Services Agreement, which expired on September 30, 2001, CRSC provided underwriting support services to the Company on a daily or hourly fee basis when and as requested by the Company. The Company paid CNA Bermuda a $333,333 annual retainer, which was credited against CRSC's daily or hourly fees and associated travel expenses. In recognition of the contribution made by CNA Bermuda to the development of the Company's business, the Company agreed, subject to certain conditions, to pay CNA Bermuda an underwriting profit commission of 1.67% of the aggregate net underwriting profits of LaSalle Re for each fiscal year during the term of the Underwriting Support Services Agreement for which the Company's loss ratio was 70% or less.

While the current Underwriting Support Services Agreement did not terminate until September 30, 2001, the Company did not utilize the agreement since the Trenwick/LaSalle business combination. The Company accrued and expensed all fees payable under the agreement during the year ended December 31, 2000. This amounted to $786,000.

Loan to an executive officer

The Company loaned Mr. Hengesbaugh $142,321 in 2001 to finance a portion of the purchase price of a home in Bermuda. The loan is evidenced by a demand promissory note and interest is payable at the rate of 8% per annum.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this report:

     (a) Financial Statements and Schedules:

          1. Financial Statements

               See Index to Financial Statements on page F-1 of this report, which is incorporated herein by reference.

          2. Financial Statement Schedules:

               Schedule II - Condensed financial information of the registrant is filed with this document. All other schedules have been omitted since the required information is presented elsewhere in this report or is not applicable.

          3. Exhibits

          Exhibit
           Number     Description                                      Method of Filing
           ------     -----------                                      ----------------

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

            10.2      Employment Agreement dated October 1, 1998       Incorporated by reference to Exhibit 10.12 to
                      between Guy D. Hengesbaugh and LaSalle Re*       Form 10-K for the fiscal year ended September
                                                                       30, 1998 (File No. 1-12823)

            10.3      Employment Agreement dated October 1, 1998       Incorporated by reference to Exhibit 10.12 to
                      between Mark C. Stockton and LaSalle Re*         Form 10-K for the fiscal year ended September
                                                                       30, 1999 (File No. 1-12823)

            10.4      Employment Agreement dated October 1, 1998       Incorporated by reference to Exhibit 10.6 to Form
                      between Clare E. Moran and LaSalle Re*           10-K for the year ended December 31, 2000 (File No.
                                                                       1-12823)

            10.5      Amendment to Employment                          Incorporated  by  reference  to Exhibit 10.7 to Form
                      Agreement dated as of June 1, 1999 between       10-K for the year  ended  December  31,  2000  (File
                      Clare E. Moran and LaSalle Re*                   No.1-12823)

            10.6      Quota Share Arrangement, dated as of April 1,    Incorporated by reference to Exhibit 10.2 to Form
                      1999, between LaSalle Re and Continental         10-Q for the quarterly period ended March 31, 1999
                      Casualty Company                                 (File No. 1-12823)

            10.7      Quota Share Treaty between CNA International     Incorporated by reference to Exhibit 10.32 to
                      Reinsurance Company Limited and LaSalle Re       Form 10-K for the fiscal year ended September
                      in respect of 1999 underwriting year of account  30, 1999 (File No. 1-12823)
                      (London office)

            10.8      Quota Share Treaty between CNA International     Incorporated by reference to Exhibit 10.38 to
                      Reinsurance Company Limited and LaSalle Re       Form 10-K for the fiscal year ended September
                      in respect of 1999 underwriting year of account  30, 1999 (File No. 1-12823)
                      (Amsterdam office)


            10.9      LMX Quota Share Retrocessional Agreement         Incorporated by reference to Exhibit 10.43 to
                      between Continental Casualty Company and         Form 10-K for the fiscal year ended September 30,
                      LaSalle Re for the 1999 underwriting year of     1999 (File No. 1-12823)
                      Account


          Exhibit
           Number     Description                                      Method of Filing
           ------     -----------                                      ----------------

            12.1      Statement re computation of ratio of earnings    Incorporated by reference to Exhibit 12.1 to
                      to combined fixed charges and preferred share    Form 10-K for the fiscal year ended September 30,
                      dividends                                        1999

            16.1      Letter re change in certifying accountant        Incorporated by reference to Exhibit 16 to Form 8-K
                                                                       filed on December 22, 2000 (File No. 1-12823)

            21.1      Subsidiaries of the Registrant                   Incorporated by reference to Exhibit 21.1 to
                                                                       Registration Statement on Form S-1
                                                                       (No. 333-14861)



            * Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K:

          The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bermuda, on the18th day of March, 2002.

                                         LASALLE RE HOLDINGS LIMITED

                                         /S/ GUY D. HENGESBAUGH
                                         ----------------------

                                         By  Name: Guy D. Hengesbaugh
                                            Title: Director, President
                                                   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 18th day of March 2002.

            Signature                            Title
            ---------                            -----

       /S/ GUY D. HENGESBAUGH        Director, President and Chief Executive
       -----------------------       Officer (Principal Executive officer and
         Guy D. Hengesbaugh          Chief Financial Officer)

     /S/ JAMES F. BILLETT, JR.       Director
     -------------------------
        James F. Billett, Jr.

                           LASALLE RE HOLDINGS LIMITED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number
                                                                       ------

INDEPENDENT AUDITORS' REPORTS .......................................   F-2


CONSOLIDATED BALANCE SHEETS .........................................   F-5



CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME ..............................................................   F-6


CONSOLIDATED STATEMENTS OF CASH FLOWS ...............................   F-7


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY CONSOLIDATED STATEMENTS OF CASH FLOWS ........................   F-8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..........................   F-9

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
and Shareholders of
LaSalle Re Holdings Limited



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of LaSalle Re Holdings Limited and its subsidiaries at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers

Hamilton, Bermuda
February 28, 2002

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
LaSalle Re Holdings Limited

We have audited the consolidated balance sheet of LaSalle Re Holdings Limited and subsidiaries as of December 31, 1999 (not presented separately herein), and the related accompanying consolidated statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for the period from October 1, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



Hamilton, Bermuda                               DELOITTE & TOUCHE
November 10, 2000.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
LaSalle Re Holdings Limited

We have audited the consolidated balance sheet of LaSalle Re Holdings Limited and subsidiaries as of September 30, 1999 (not presented separately herein), and the related accompanying consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



Hamilton, Bermuda                                        DELOITTE & TOUCHE
November 5, 1999
(July 13, 2000 as to Note 9)

                           LaSalle Re Holdings Limited
                           Consolidated Balance Sheet
           (Amounts expressed in thousands of United States dollars,
                 except share and per share data) December 31,
                                  2001 and 2000


                                                               2001       2000
                                                             --------   --------
ASSETS:
Debt securities available for sale, at fair value            $507,278   $476,445
Cash and cash equivalents                                      36,431     23,221
Accrued investment income                                      12,192     14,770
Premiums receivable                                            86,227     77,242
Reinsurance recoverable balances                               57,179      6,431
Prepaid reinsurance premiums                                    8,206     10,735
Deferred policy acquisition costs                               4,933      7,616
Trenwick Group Ltd. advances                                   11,651      4,002
Trenwick Group Ltd. loan                                       75,000     75,000
Reinsurance deposits and other assets                           3,223     30,033
                                                             --------   --------

Total assets                                                 $802,320   $725,495
                                                             ========   ========

LIABILITIES:
Unpaid claims and claims expenses                            $280,487   $174,763
         Unearned premium income                               34,937     39,929
         Reinsurance balances payable                          24,892     21,561
 Negative goodwill                                             11,585     12,073
         Other liabilities                                     12,824     13,078
                                                             --------   --------

Total liabilities                                             364,725    261,404
                                                             --------   --------

SHAREHOLDERS' EQUITY:
Series A preferred shares, $1.00 par value, 3,000,000
  shares issued and outstanding, at liquidation value          75,000     75,000
Common shares, $1.00 par value, 20,432,043
   shares issued and outstanding                               20,432     20,432
Additional paid in capital                                    292,039    292,039
Retained earnings                                              45,320     70,628
Accumulated other comprehensive income                          4,804      5,992
                                                             --------   --------

Total shareholders' equity                                    437,595    464,091
                                                             --------   --------

Total liabilities and shareholders' equity                   $802,320   $725,495
                                                             ========   ========



The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
          Consolidated Statement of Operations and Comprehensive Income
            (Amounts expressed in thousands of United States dollars)
                     Years Ended December 31, 2001 and 2000,
  Three Month Period Ended December 31, 1999 and Year Ended September 30, 1999

                                                  2001         2000        1999        1999
                                                  Year         Year       Period       Year
                                               ---------    ---------    --------    ---------
 REVENUES:
 Net premiums earned                             $97,542     $108,096     $30,391     $126,615
 Net investment income                            38,928       37,444       8,588       33,847
 Net realized investment gains (losses)            7,567       (1,688)         --          615
 Negative goodwill accretion                         488          122          --           --
                                               ---------    ---------    --------    ---------
 Total revenues                                  144,525      143,974      38,979      161,077
                                               ---------    ---------    --------    ---------

 EXPENSES:
 Claims and claims expenses incurred             122,981       80,586      46,642      131,147
 Policy acquisition costs amortization            20,886       21,270       5,878       19,844
 Underwriting expenses                            11,790       13,342       4,533       13,733
 General and administrative expenses                  --        3,255       1,383          788
 Interest expense                                     --        1,173         346        1,714
 Foreign currency losses (gains)                     113          244          28         (470)
                                               ---------    ---------    --------    ---------
 Total expenses                                  155,770      119,870      58,810      166,756
                                               ---------    ---------    --------    ---------

Income (loss) before minority interest           (11,245)      24,104     (19,831)      (5,679)
 Minority interest in
  subsidiary net income (loss)                        --          839      (4,990)      (2,845)
                                               ---------    ---------    --------    ---------
 Net income (loss)                               (11,245)      23,265     (14,841)      (2,834)

 Preferred share dividends                         6,563        6,563       1,641        6,563
                                               ---------    ---------    --------    ---------
 Net income (loss) available to
  common shareholders                           $(17,808)     $16,702    $(16,482)     $(9,397)
                                               =========    =========    ========    =========
 COMPREHENSIVE INCOME (LOSS):
 Net income (loss)                              $(11,245)     $23,265    $(14,841)     $(2,834)
 Other comprehensive income (loss):
    Net unrealized investment gains (losses)      (1,188)      14,401      (3,429)     (17,886)
                                               ---------    ---------    --------    ---------
 Comprehensive income (loss)                    $(12,433)     $37,666    $(18,270)    $(20,720)
                                               =========    =========    ========    =========


The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
                      Consolidated Statement of Cash Flows
            (Amounts expressed in thousands of United States dollars)
                     Years Ended December 31, 2001 and 2000,
  Three Month Period Ended December 31, 1999 and Year Ended September 30, 1999

                                                  2001         2000         1999         1999
                                                  Year         Year        Period        Year
                                                ---------    ---------    --------    ---------
OPERATING ACTIVITIES:
Premiums collected, net of acquisition costs     $124,528     $113,228     $22,609     $114,315
Ceded premiums paid, net of acquisition costs     (20,711)     (26,009)     (7,050)     (21,326)
Claims and claims expenses paid                   (68,838)     (93,094)    (12,048)     (93,622)
Claims and claims expenses recovered                  617       11,263         531        1,985
Underwriting expenses paid                        (20,504)     (23,721)        500      (13,736)
                                                ---------    ---------    --------    ---------
Cash from (for) underwriting activities            15,092      (18,333)      4,542      (12,384)
Net investment income received                     37,044       34,128       5,756       34,828
Other income received, net of expenses                  9           --          --           --
General and administrative expenses paid               --       (3,255)     (1,383)        (788)
Interest expense paid                                  --       (1,173)       (346)      (1,714)
                                                ---------    ---------    --------    ---------
                                                                                          8,569
Cash from operating activities                     52,145       11,367       8,569       19,942
                                                ---------    ---------    --------    ---------
INVESTING ACTIVITIES:
Debt securities sales                             288,365      257,462      49,980      305,671
Debt securities maturities                         68,162       73,000      10,000       24,710
Debt securities purchases                        (381,399)    (251,838)    (62,430)    (299,882)
Trenwick Group Ltd. loan                               --      (75,000)         --           --
                                                ---------    ---------    --------    ---------
Cash from (for) investing activities              (24,872)       3,624      (2,450)      30,499
                                                ---------    ---------    --------    ---------
FINANCING ACTIVITIES:
Common share sales                                     --          430          74          412
Share and option repurchases                           --       (3,176)         --       (1,346)
Equity put option premium payments                     --         (825)       (611)      (1,850)

Preferred share dividends paid                     (6,563)      (6,563)     (1,641)      (6,563)
Common share dividends paid                        (7,500)      (1,500)         --      (37,533)
                                                ---------    ---------    --------    ---------
Cash for financing activities                     (14,063)     (11,634)     (2,178)     (46,880)
                                                ---------    ---------    --------    ---------

Change in cash and cash equivalents                13,210        3,357       3,941        3,561

Cash and cash equivalents,
  beginning of period                              23,221       19,864      15,923       12,362
                                                ---------    ---------    --------    ---------
Cash and cash equivalents, end of period          $36,431      $23,221     $19,864      $15,923
                                                =========    =========    ========    =========


The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
                      Consolidated Statement of Changes in
              Shareholders' Equity (Amounts expressed in thousands
                   of United States dollars except share data)
                     Years Ended December 31, 2001 and 2000,
  Three Month Period Ended December 31, 1999 and Year Ended September 30, 1999


                                                        2001          2000        1999         1999
                                                        Year          Year       Period        Year
                                                      ---------    ---------    ---------    ---------
Shareholders' equity, beginning of period              $464,091     $361,960     $382,197     $430,053

Preferred and common shares:
Common shares sold under employee stock
  purchase plans                                             --          247           37          300
Common shares issued on exercise of options
  and warrants                                               --            8           --          660
Common shares issued under employee
  compensation plan                                          --            7           --           81
Restricted common shares awarded                             --           --           --        1,092
Common shares repurchased                                    --           --           --       (1,097)
Exercise of options to acquire shares in subsidiary          --          105           --           --

Compensation recognized under employee plans                 --          243           22            4

Equity put option cost recognized, net of
  applicable minority interest                               --         (630)        (469)      (1,420)
Minority interest change                                     --         (684)          10       (1,068)
Common share issued to acquire minority interest
  in subsidiary                                              --       77,863           --           --
Acquisition costs                                            --       (1,596)          --           --

Deferred compensation under share award plan
Compensation deferred, net of applicable
  minority interest                                          --          310           --       (1,092)
Compensation expense recognized, net of
  applicable minority interest                               --          208           69          576
Acquisition of minority interest                             --          (73)          --           --
Minority interest change                                     --            2           --           --

Retained earnings
Net income (loss)                                       (11,245)      23,265      (14,841)      (2,834)

Preferred share dividends declared                       (6,563)      (6,563)      (1,641)      (6,563)
Common share dividends declared                          (7,500)      (1,500)          --      (17,543)
Shares repurchased on exercise of share options              --       (2,439)          --         (712)
Minority interest change                                     --         (176)           5         (289)

Accumulated other comprehensive income
Other comprehensive income (loss)                        (1,188)      14,401       (3,429)     (17,886)
Acquisition of minority interest                             --         (891)          --           --
Minority interest change                                     --           24           --          (65)
                                                      ---------    ---------    ---------    ---------
Shareholders' equity, end of period                    $437,595     $464,091     $361,960     $382,197
                                                      =========    =========    =========    =========


The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
                   Notes to Consolidated Financial Statements
                    (Amounts expressed in thousands of United
                         States dollars except share and
                           per share data) Years Ended
                           December 31, 2001 and 2000,
  Three Month Period Ended December 31, 1999 and Year Ended September 30, 1999

Note 1
Organization
and Basis of
Presentation

     Organization

     LaSalle Re Holdings Limited (the "Company") was incorporated on September 20, 1995 under the laws of Bermuda to act as an investment holding company. LaSalle Re Limited ("LaSalle Re") was incorporated on October 26, 1993 under the laws of Bermuda and commenced operations on November 22, 1993. LaSalle Re is licensed under the Insurance Act, 1978 as amended by the Insurance Amendment Act, 1995 of Bermuda to write insurance business and operates as a multi-line reinsurance company, with emphasis on property catastrophe business.

     On August 26, 1994, LaSalle Re incorporated a subsidiary company in the United Kingdom, to act as a representative office for the Company. In addition, on June 11, 1996, LaSalle Re incorporated a subsidiary company in Bermuda, to provide capital support to selected Lloyd's syndicates. Following the Trenwick/LaSalle business combination, the Company closed its UK representative office and ceased to actively participate as a corporate member in Lloyd's.

     On September 27, 2000, the Company completed a business combination with Trenwick Group Ltd. ("Trenwick") and Trenwick Group Inc. Under the terms of the business combination, the common shareholders of the Company, Trenwick, Trenwick Group Inc., and the minority shareholders of LaSalle Re Limited exchanged their shares on a one-for-one basis for shares in Trenwick. Following this transaction, the Company became a wholly owned subsidiary of Trenwick.

     In connection with the business combination, the Company changed its year end from September 30 to December 31 to be consistent with Trenwick. Consequently, the data presented in these financial statements is for the twelve months ended December 31, 2001, December 31, 2000, the three months ended December 31, 1999 and the twelve months ended September 30, 1999.

     Basis of presentation

     We include the accounts of LaSalle Re Holdings Limited and its subsidiaries in these financial statements after elimination of significant inter-company accounts and transactions. We have reclassified certain items in prior financial statements to conform to current presentation.

     We prepared these consolidated financial statements in conformity with accounting principles that are generally accepted in the United States of America, sometimes referred to as U.S. GAAP. In preparing these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts will differ from these estimates.

     We translate foreign currency monetary assets and liabilities at the rates of exchange at the balance sheet dates. We translate foreign currency revenues and expenses at the exchange rates in effect at the date of the transaction. We include exchange gains and losses in net income as they arise.

     We accounted for the business combination between the Company, Trenwick Group Inc. and LaSalle Re as a purchase by the Company of the minority interest in LaSalle Re. Accordingly in these financial statements we have eliminated the minority interest in net income of LaSalle Re from October1, 2000.

     Other significant accounting policies are presented in italics within the appropriate footnotes.

Note 2
Business
Combinations

     As described above, following shareholder and regulatory approval, Trenwick issued 36,668,599 of its common shares on a one-for-one, tax-free basis to the former shareholders of the Company (15,634,394 shares, including 26,656 restricted shares issued under share award plans), the minority shareholders of LaSalle Re, then a 77.5% owned subsidiary of the Company (4,797,649 shares), and the former shareholders of Trenwick Group Inc. (16,236,551 shares, including 224,331 restricted shares issued under share award plans).

     We accounted for the acquisition of the minority interest in LaSalle Re as a purchase. Under the purchase basis of accounting, we allocated the purchase price ($77,207) to the identifiable assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition and recorded the overallocated excess ($12,196) as negative goodwill. Pending changes in accounting for negative goodwill and its accretion are described in Note 11.

Note 3
Segment
And Geographic
Information

     Segment Information

     The Company conducts its business in two segments: worldwide property catastrophe reinsurance and Lloyd's syndicates. The worldwide property catastrophe reinsurance segment, which is written in Bermuda, provides reinsurance for property catastrophe and for other lines of business, which have similar characteristics, namely high severity and low frequency. The Lloyd's syndicates are in runoff.

     The following tables present business segment financial information for the Company at year end 2001 and 2000 and for the other periods presented:

                                                    2001       2000
     Total assets:                                  Year       Year
                                                  --------   --------
     Worldwide property catastrophe reinsurance   $765,697   $658,448
     Lloyd's syndicates                             36,623     67,047
                                                  --------   --------
     Total assets                                 $802,320   $725,495
                                                  ========   ========

                                                    2001         2000         1999         1999
                                                    Year         Year        Period        Year
                                                  ---------    ---------    --------    ---------
     Total revenues:
     Worldwide property catastrophe reinsurance    $128,455     $120,470     $35,855     $147,808
     Lloyd's syndicates                              16,070       23,504       3,124       13,269
                                                  ---------    ---------    --------    ---------
     Total revenues                                $144,525     $143,974     $38,979     $161,077
                                                  =========    =========    ========    =========

     Net income (loss):
     Worldwide property catastrophe reinsurance       $(593)     $33,279    $(13,576)        $755
     Lloyd's syndicates                             (10,652)     (10,014)     (1,265)      (3,589)
                                                  ---------    ---------    --------    ---------
     Net income (loss)                             $(11,245)     $23,265    $(14,841)     $(2,834)
                                                  =========    =========    ========    =========

     Geographic Information

     The following table presents the Company's gross premiums written allocated to the geographic region in which the risks originate:

                                             2001       2000      1999       1999
                                             Year       Year      Period     Year
                                           --------   --------   -------   --------
     Gross premiums written:
     United States                          $62,429    $51,385      $719    $60,074
     United Kingdom                          14,301     35,615     3,337     32,161
     Europe, excluding United Kingdom        10,823      4,821        --      9,555
     Australia, New Zealand and Far East     16,498      7,872       647      7,383
     Worldwide                               41,481     30,470     5,604     29,837
                                           --------   --------   -------   --------
     Gross premiums written                $145,532   $130,163   $10,307   $139,010
                                           ========   ========   =======   ========

Note 4
Underwriting
Activities

     Premiums

     We estimate premiums written based upon reports received from ceding companies. We adjust these estimates when a contract contains a no claims bonus with a provision for the return premium recorded simultaneously with the written premium. In addition, we review estimates with adjustments recorded in the period in which the actual amounts are determined. We recognize reinstatement premiums at the time a loss occurs when coverage is reinstated. We earn premiums on property catastrophe excess of loss contracts on a pro rata basis over the period the coverage is provided, which is generally 12 months. Under pro rata property catastrophe contracts, the risks underlying the contracts incept throughout the policy period and premiums generally are earned over an 18 month period. We estimate premiums written for LaSalle Re Corporate Capital Ltd. from reports submitted to the Company by the syndicates. We earn these premiums in accordance with the related underlying risk attachment periods, which average between 18-24 months. We earn reinstatement premiums over the remaining life of the contract. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of the policies in force.

     The components of premiums written and earned are as follows:

                                  2001         2000         1999         1999
                                  Year         Year         Period       Year
                                ---------    ---------    --------    ---------
     Assumed premiums written    $145,532     $130,163     $10,307     $139,010
     Ceded premiums written       (50,453)     (31,631)       (897)     (28,191)
                                ---------    ---------    --------    ---------
     Net premiums written         $95,079      $98,532      $9,410     $110,819
                                =========    =========    ========    =========

     Assumed premiums earned     $150,524     $140,129     $37,460     $145,080
     Ceded premiums earned        (52,982)     (32,033)     (7,069)     (18,465)
                                ---------    ---------    --------    ---------
     Net premiums earned          $97,542     $108,096     $30,391     $126,615
                                =========    =========    ========    =========

     Policy Acquisition Costs

     Policy acquisition costs primarily consist of commissions and brokerage expenses incurred at policy or contract issue date. These costs vary with and are primarily related to the acquisition of business. We defer and amortize policy acquisition costs over the period in which the related premiums are earned. We periodically review deferred policy acquisition costs to determine that they do not exceed recoverable amounts after allowing for anticipated investment income.

     The components of policy acquisition costs are as follows:

                                              2001                2000                1999             1999
                                              Year                Year               Period            Year
                                             --------            --------            ------           -------
     Gross policy acquisition
        costs deferred                        $18,317             $21,379            $9,319           $21,317
     Ceded policy acquisition
       costs deferred                            (114)               (963)               --                --
                                             --------            --------            ------           -------
     Net policy acquisition costs
       deferred                               $18,203             $20,416            $9,319           $21,377
                                             ========            ========            ======           =======

     Policy acquisition costs
       Expensed                               $20,886             $21,270            $5,878           $19,844
                                             ========            ========            ======           =======

     Claims and Claims Expenses

     We record claims and claims expenses as incurred so as to match claims and claims expense costs with premiums over the contract periods. The amount provided for unpaid claims and claims expenses consists of any unpaid reported claims and claims expenses and estimates for incurred but not reported claims and claims expenses, net of salvage and subrogation. The estimates for claims and claims expenses incurred but not reported are developed based on industry information, contract reviews, historical claims and claims expense experience and an actuarial evaluation of expected claims and claims expense experience. Any adjustments to these estimates are reflected in income when known. The amount included as claims incurred in respect of business written by LaSalle Re Corporate Capital Ltd. is derived from an analysis of expected loss ratios..

     Given the inherent nature of major catastrophic events, considerable uncertainty underlies the assumptions and associated estimated reserves for claims and claims expenses. We review these estimates and, as experience develops and new information becomes known, the reserves are adjusted as necessary. We reflect such adjustments, if any, in results of operations in the period in which they are determined and account for as changes in estimates. Due to the inherent uncertainty in estimating the liability for claims and claims expenses, there can be no assurance that the ultimate liability will not exceed recorded amounts, with a resulting material effect on the Company. We believe based on the current information available used in estimating the liability, that the Company's recorded amount is adequate to meet its future obligations.

     The components of net claims and claims expenses incurred are as follows:

                                                                        2001            2000           1999            1999
                                                                        Year            Year          Period           Year
                                                                      ---------        -------       --------        ---------
     Gross claims and claims expenses incurred                         $174,347        $79,973        $55,849         $142,232
     Ceded claims and claims expenses incurred                          (51,366)           613         (9,207)         (11,085)
                                                                      ---------        -------       --------        ---------
     Net claims and claims expenses incurred                           $122,981        $80,586        $46,642         $131,147
                                                                      =========        =======       ========        =========

     The following table presents a reconciliation of the beginning and ending balances of net liabilities for unpaid claims and claims expenses. The gross liabilities for unpaid claims and claims expenses at period ends are as reflected in the balance sheet. The net liabilities for unpaid claims and claims expenses are after deductions for reinsurance recoverable on unpaid claims and claims expenses, also as reflected in the balance sheet.

                                                                       2001            2000            1999             1999
                                                                       Year            Year           Period            Year
                                                                     ---------       ---------       ---------       ---------
     Net unpaid claims and claims expenses,
       beginning of period                                            $168,332        $172,576        $137,452         $97,942
                                                                     ---------       ---------       ---------       ---------

     Provision, net of reinsurance recoverable:
       Claims incurred in the current period                           121,981          60,149          50,244          82,537
       Claims incurred prior to the current period                       1,000          20,437          (3,602)         48,610
                                                                     ---------       ---------       ---------       ---------
       Total provision                                                 122,981          80,586          46,642         131,147
                                                                     ---------       ---------       ---------       ---------

     Payments, net of reinsurance:
        Claims incurred in the current period                           (7,824)         (6,374)           (899)        (12,821)
        Claims incurred prior to the current period                    (60,397)        (78,456)        (10,619)        (78,816)
                                                                     ---------       ---------       ---------       ---------
        Total payments                                                 (68,221)        (84,830)        (11,518)        (91,637)
                                                                     ---------       ---------       ---------       ---------

     Foreign currency translation adjustment to
       Net unpaid claims and claims expenses                               216              --              --              --
                                                                     ---------       ---------       ---------       ---------

     End of period:
       Net unpaid claims and claims expenses                           223,308         168,332         172,576         137,452
       Reinsurance recoverable on unpaid
     claims
         and claims expenses                                            57,179           6,431          17,776           9,100
                                                                     ---------       ---------       ---------       ---------
       Gross unpaid claims and claims expenses                        $280,487        $174,763        $190,352        $146,552
                                                                     =========       =========       =========       =========

     The increase in the Company's incurred claims were primarily the result of losses relating to the September 11th terrorist attacks. There was minimal prior year development on a net basis in 2001. Adverse development associated with Lloyd's syndicates segment was off set by favorable development on catastrophic large losses which occurred prior to 2001.

     The prior year development for the 2000 year was due primarily to additional incurred claims from European Storms Martin and Anatol. Both of these storms occurred in December 1999. The increase in the Company's incurred claims followed an increase in the market estimate of the size of the insured claims. This was due to new information emerging following the elapse of time from the date of loss.

     The favorable development on prior period claims reserves for the 1999 period related primarily to a reduction in the claims emanating from an earthquake in Turkey. This was due to a reduction in the size of industry estimates relating to the loss which were used to originally estimate the Company's potential incurred loss.

     The prior year development for the 1999 year was due to several factors. Firstly, the Company increased reserves by $14,500 in respect of Hurricane Georges, which occurred in September 1998. This followed an increase in the size of the market loss. Secondly, in March 1999, the Company recorded outstanding claim reserves totaling approximately $11,000 on three stop loss contracts. These claims arose out of two industry issues relating to extended warranty business and the deterioration of the Lloyd's motor insurance market. This business produced loss emergence significantly higher than both the Company and the industry would have expected. These causes could not have been reasonably anticipated when incurred but not reported claims were previously established. Thirdly, as a result of higher than previously anticipated claims on international catastrophe business, the Company strengthened its incurred but not reported claims by approximately $16,000 to reflect this trend. This methodology was continued going forward when establishing estimates.

     Reinsurance

     We enter into reinsurance and retrocessional agreements to reduce our exposure on large catastrophic losses. We expense reinsurance premiums on a pro-rata basis over the period the coverage is provided. We classify reinsurance contracts, which do not meet insurance accounting risk transfer requirements as deposits. We treat these deposits as financing transactions and credit or charge interest income or interest expense to them according to contract terms. We pay reinstatment premiums on certain reinsurance and retrocessional agreements when a catastrophic event occurs to reinstate coverage over the remaining life of the contract.

     In 2001, the Company has purchased three excess of loss programs which provide coverage of $20,000 in excess of the first $30,000 of losses per occurrence, and $5,000 in excess of the first $50,000 of losses per occurrence and $25,000 in excess of the first $75,000 of losses per occurrence.

     During 1999 and 2000, the Company purchased an excess of loss reinsurance program which provided various limits for first, second and third loss occurrences. This contract was cancelled effective December 31, 2000.

     In addition, the Company had a quota share arrangement which ceded a proportion of the Company's property catastrophe business to a founding shareholder (see Note 13). The Company has also purchased other non-proportional excess of loss protections, which provide for the recovery of losses from reinsurers in excess of certain retentions and loss warranties.

     Reinsurance recoverable balances

     The components of reinsurance recoverable balances at year end 2001 and 2000 are as follows:

                                                  2001           2000
                                               -------         ------


     Paid claims                               $    --         $  311
     Unpaid claims and claims expenses          57,179          6,120
                                               -------         ------
     Reinsurance recoverable balances          $57,179         $6,431
                                               =======         ======


     There was no allowance for doubtful accounts on reinsurance recoverable balances at year end 2001 or 2000.

     Reinsurance agreements provide for recovery of a portion of certain claims and claims expenses from reinsurers. The Company remains liable in the event that the reinsurer is unable to meet its obligation. See Note 13 for further details.

Note 5
Investing
Activities

     Debt Security Investments

     We have classified debt securities as "available for sale" and reported them at estimated fair value using quoted market prices or broker dealer quotes.

     Fair value and amortized cost or cost of debt securities at year end 2001 and 2000 follow:

                                                                      2001                         2000
                                                            -----------------------       -----------------------
                                                              Fair           Fair
                                                             Value           Cost           Value          Cost
                                                            --------       --------       --------       --------
     U.S. and U.K. federal government securities,
     including agencies                                     $ 54,869       $ 52,803       $100,890       $ 98,910
     Other foreign government securities                      25,186         24,448         57,629         56,660
     Mortgage and other asset-backed securities              119,411        117,991             --             --
     Corporate and other debt securities                     307,812        307,232        317,926        314,883
                                                            --------       --------       --------       --------
     Debt securities fair value and amortized cost          $507,278       $502,474       $476,445       $470,453
                                                            ========       ========       ========       ========

     Certain of the Company's investments are pledged as security for letters of credit. See Note 6.

     Gross unrealized gains and losses on debt securities at year end 2001 and 2000 follow:

                                                                     2001                         2000
                                                            ----------------------         ---------------------
                                                             Gains          Losses         Gains         Losses
                                                            -------        -------         ------        -------
     U.S. and U.K. federal government
       securities, including agencies                       $ 2,066             --         $2,092        $  (112)
     Other foreign government securities                        738             --          1,111           (142)
     Mortgage and other asset-backed securities               1,444            (24)            --             --
     Corporate and other debt securities                      7,235         (6,655)         5,174         (2,131)
                                                            -------        -------         ------        -------
     Debt securities gross gains and losses                 $11,483        $(6,679)        $8,377        $(2,385)
                                                            =======        =======         ======        =======

     The fair value and amortized cost for debt securities are shown below by contractual maturity periods, except mortgage-backed and asset-backed securities which are included based on expected maturity dates. Actual maturities will differ from contractual maturities because borrowers generally have the right to prepay obligations.

                                                                   Amortized
                                              Fair Value             Cost
                                             ------------         ---------

     Due in one year or less                  $ 74,539            $ 73,125
     Due after one year through five years     301,211             292,821
     Due after five years through ten years     74,569              74,416
     Due after ten years                        56,959              62,112
                                              --------            --------
     Debt securities total maturities         $507,278            $502,474
                                              ========            ========


     Net Investment Income and Net Investment Gains (Losses)

     We recognize investment income, consisting principally of interest, when earned, net of investment expenses. In computing interest income, we amortize premiums and accrete discounts on debt securities utilizing the interest method. We adjust the amortization and accretion for mortgage-backed and other asset-backed securities, when sufficient information exists to estimate the probability and timing of their prepayments, to the amount that would have existed had the new effective yield been applied since the acquisition of the security.

     We generally limit investments in debt securities that are rated below investment grade, as these investments are subject to a higher degree of credit risk than investment grade securities. We monitor the creditworthiness of the portfolio, including below investment grade securities, and we write down investments when fair values decline for reasons other than changes in interest rates or other perceived temporary conditions. We determine realized gains or losses on disposition of investments on the basis of specific identification.

     Sources of net investment income follow:

                                            2001        2000        1999       1999
                                            Year        Year       Period      Year
                                          --------    --------    -------    --------
     Debt securities interest              $31,224     $28,007     $6,100     $26,299
     Cash and cash equivalents interest      1,104       7,546      2,332       6,477
     Intercompany investment income          4,688          --         --          --
     Other investment income                 2,548       2,805        375       1,937
                                          --------    --------    -------    --------
     Gross investment income                39,564      38,358      8,807      34,713
     Other investment expenses                (636)       (914)      (219)       (866)
                                          --------    --------    -------    --------
     Net investment income                 $38,928     $37,444     $8,588     $33,847
                                          ========    ========    =======    ========


     Net realized gains (losses) on sales of investments and their effect on net income follow:

                                                2001       2000          1999
                                                Year       Year          Year
                                              -------     -------      -------

     Debt securities realized gains            $7,840        $538       $4,082
     Debt securities realized losses             (273)     (2,226)      (3,467)
                                              -------     -------      -------
     Net realized investment gains (losses)     7,567      (1,688)         615
     Applicable minority interest                  --        (450)         144
                                              -------     -------      -------
     Net realized investment gains (losses)
       included in net income                  $7,567     $(1,238)        $471
                                              =======     =======      =======

     The Company did not write down the value of any securities during the 2001 and 2000 years, the 1999 period or the 1999 year as any declines were viewed to be temporary.

     Net unrealized gains (losses) on investments and their effect on other comprehensive income (loss) follow:

                                                     2001       2000        1999       1999
                                                     Year       Year       Period     Year
                                                   -------    --------    -------    --------

Debt securities net gains (losses)                  $6,379     $12,197    $(4,471)   $(22,684)
Applicable minority interest                            --         966      1,042       5,269
                                                   -------    --------    -------    --------
Net investment gains (losses) included in
  comprehensive income                               6,379      13,163     (3,429)    (17,415)
Less net realized investment gains (losses)
  included in net income (loss)                      7,567      (1,238)        --         471
                                                   -------    --------    -------    --------
Net unrealized investment gains (losses)
   included in other comprehensive income (loss)   $(1,188)    $14,401    $(3,429)   $(17,886)
                                                   =======    ========    =======    ========

     Net Unrealized Investment Gains

     We calculate unrealized investment gains (losses) as the difference between recorded values (fair value) and amortized cost or cost. We include net unrealized investment gains and losses, in shareholders' equity as accumulated other comprehensive income.


Note 6
Financing
Activities

     Letters of Credit

     In the normal course of reinsurance operations, the Company's bankers have issued letters of credit totaling $72,138 at year end 2001 in favor of ceding insurance companies to secure the Company's obligations under various reinsurance contracts. In connection with the support of three Lloyd's syndicates, the Company has posted letters of credit in the amount of $14,255 at year end 2001. At year end 2001, $99,351 of debt securities were pledged as collateral for these letters of credit.

     Minority interest

     Prior to the Trenwick/LaSalle business combination, the minority interest disclosed in the financial statements represented founding shareholders' ownership of exchangeable non-voting shares in LaSalle Re. These shares were held by certain founding shareholders who would otherwise have held, or caused another shareholder to hold, directly, indirectly or constructively, in excess of 9.9% of the voting power of the Company or LaSalle Re. The exchangeable non-voting shares in LaSalle Re were exchangeable, at the option of the holder, for common shares of the Company, on a one-for-one basis, unless the board of directors of the Company determined such exchange would cause actual or potential adverse tax consequences to the Company or any shareholder. The exchangeable non-voting shares at all times ranked as to assets, dividends and in all other respects on a parity with the common shares of LaSalle Re, except that they did not have the right to vote on any matters except as required by Bermuda law and in connection with certain actions by the Company.

     Share Capital

     At year end 2001, the authorized share capital of Company was 100,000,000 shares of par value $1.00 each, which includes both preferred and common shares. At year end 2001 and 2000, the Company had 3,000,000 Series A preferred shares and 20,432,043 common shares which were fully paid, issued and outstanding.

     The preferred shares have a par value of $1.00 per share and are entitled to a liquidation preference of $25.00 per share ($75,000 aggregate). Under certain circumstances, the preferred shares may be redeemed in whole at a redemption price of $26.00 per share ($78,000 aggregate). Dividends on the preferred shares, are cumulative at 8.75% of the liquidation preference per annum ($2.1875 per share). On or after March 27, 2007, the preferred shares may be redeemed, in whole or in part, at a redemption price of $25.00 per share; if redeemed before this date, the Company will have to pay a premium.

     Shareholder stock options

     Prior to the Trenwick/LaSalle business combination, the Company had issued options to purchase common shares to certain shareholders and their affiliates and LaSalle Re had issued options to purchase exchangeable non-voting shares. These options became exerciseable on October 1, 1996 and were exerciseable until November 22, 2003. As the options were granted to certain of the founding shareholders and their affiliates as an inducement to purchase stock in LaSalle Re, no compensation expense has been recorded in connection with the options.

     During the 2000 year, a total number of 27,270 options to purchase exchangeable non-voting shares were exercised for cash and 81,308 in cashless transactions resulting in the issuance of 80,678 common shares. In addition 454,500 exchangeable non-voting shares were repurchased at a value of $6.89. There were no outstanding options at year end 2000.

     Catastrophe Equity Put

     The Company entered into a multi-year Catastrophe Equity Put in July 1997, which was renewed through December 2000. The CatEPut enabled the Company to exercise an option to raise equity through the insurance of convertible preferred shares at pre-negotiated terms, in the event of a major catastrophe or series of large catastrophes that cause substantial losses to the Company or its subsidiaries. On January 1, 2001, the publicly traded entity Trenwick assumed the benefits and obligations attaching to the CatEPut. Accordingly, although the CatEPut will be triggered by loss experience at the Company, the capital will be received by Trenwick. The CatEPut triggers remained the same but the value of the securities issuable upon its exercise was reduced to $55,000.

Note 7
Income
Taxation

     The Company is incorporated under the laws of Bermuda and is subject to Bermuda taxation. Under current Bermuda law, it is not required to pay any income or capital gains taxes in Bermuda. Furthermore, they have received an undertaking from the Bermuda Minister of Finance that, in the event of any income or capital gains taxes being imposed, they will be exempt from those taxes until 2016.

     Other than with respect to its Lloyd's business, the Company does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to United States income taxes. A Bermuda subsidiary is a corporate member of Lloyd's. Pursuant to a Closing Agreement between Lloyd's and the U.S. Internal Revenue Service, the subsidiary will be treated as engaged in business in the U.S. and is subject to U.S. corporate income tax on its net income from U.S. sources. The Company believes that currently there is no income tax liability.

     The Bermuda subsidiary is also subject to U.K. corporation tax, with the assessment made at the end of thirty-six months. Deferred tax assets and liabilities resulting from the Company's support of syndicates through LaSalle Re Corporate Capital are currently insignificant, but are subject to change as the results of the syndicates are uncertain.

Note 8
Employee
Benefits and
Compensation
Arrangements

     Retirement Plans

     We recognize expenses for employee retirement plans as they are incurred.

     The Company has a defined contribution plan for its full-time employees; the plan is administered by an independent life insurance company. The Company contributes 10% of an eligible employee's total compensation to the plan; employee contributions can be made to the plan subject to a maximum of 10% of the employee's total compensation.

     The Company's expenses for employee retirement plans for the 2001 and 2000 years, and the 1999 period and year were $378, $287, $33, $200, respectively.

     Restricted Common Share Awards

     We recorded deferred compensation for the fair value of restricted common share awards and presented deferred compensation as a separate, offsetting component of shareholders' equity. We recognized compensation expense over the vesting period of the restricted common shares.

     The only awards of restricted stock were granted during the 1999 year. The Company granted two separate awards of restricted stock to certain executive officers. The first vested over 5 years from the date of award with 33-1/3% vested on the third anniversary date of the award date, 66-2/3% vested on the fourth anniversary date of the award and 100% vested on the fifth anniversary date of the award. The second award of restricted stock vested ratably in two annual installments over 2 years from the date of award. During the restricted period the employee received dividends in the form of additional shares of restricted stock.

     Following the completion of the Trenwick/LaSalle business combination on September 27, 2000 all outstanding restricted common stock in the Company was exchanged for common stock in Trenwick and the associated deferred compensation at that time was offset against additional paid in capital.

     Employee Share Purchase Plan

     We recorded shares sold to employees in connection with employee share purchase plans at fair value; we recognized compensation expense for the difference between fair value and the discounted sales price.

     On September 27, 2000 following the Trenwick/LaSalle business combination, the Company's Employee Stock Purchase Plan (the "Plan") was cancelled. Under the Plan, the Company was authorized to sell up to 150,000 common shares at a discount equivalent to 15% of the market price, to employees of the Company, related companies, directors of the Company and other persons providing services to those companies. The maximum investment by an employee under the payroll deduction component of the Plan was $50 per calendar year. In addition, certain employees were eligible to use up to 100% of their annual bonus to purchase common shares under the Plan. Prior to cancellation, LaSalle Re Holdings issued 21,532, 3,390 shares and 19,459 shares, respectively, under the plan during the 2000 year, and the 1999 period and year, and recognized $47, $7 and $59, respectively, of compensation expense.

     Share Options

     We granted options for a fixed number of common shares to employees and non-employee directors. These options had an exercise price equal to the market value of the shares at the date of grant. The current accounting standard establishes a fair value based method of accounting for stock-based compensation plans; however, it permits an entity to continue to apply the accounting provisions of a previous standard and make pro forma disclosures of net income and earnings per share, as if the fair market value based method had been applied. We continued to account for the share option grants in accordance with the previous standard and have included the pro forma disclosures required by the fair value based method below.

     All options granted vested ratably in five annual installments over 5 years from the grant date and could be exercised over a 10-year period, commencing on the vesting date except for 85,218 options granted in 1997 which vested ratably in three annual installments from the date of grant. All outstanding options originally granted in 1995 and 1997, which totaled 295,436, automatically vested upon the completion of the Trenwick/LaSalle business combination. For certain option grants, there was an anti-dilution provision, which awarded the option holder a number of shares of restricted stock in the event that a dividend, when added to the value of all cash dividends previously paid within the same fiscal year, exceeded 5% of the average book value per share for the prior four quarters. For the 2001 and 2000 year and the 1999 period, no shares of restricted stock were awarded. For the 1999 year, 46,459 shares of restricted stock were awarded.

     For the 2000 year, the 1999 period and the 1999 year, the Company recorded compensation expense on these options of $317, $27 and $565, respectively.

                                                      2000        1999        1999
                                                      Year       Period       Year
                                                    --------   ----------   --------
     Number of shares:
     Options outstanding, beginning of period        459,436      466,436    401,436
     Options granted                                      --           --    233,000
     Options canceled                                     --       (7,000)  (148,200)
     Options exercised                                    --           --    (19,800)

     Options transferred to Trenwick                (459,436)          --         --
                                                    --------   ----------   --------
     Options outstanding, end of period                   --      459,436    466,436
                                                    ========   ==========   ========

     Options exercisable, end of period                   --      237,986    168,943
                                                    ========   ==========   ========

     Range of exercise price:

     Options granted                                      --           --   $19 - $26

     Options exercised                                    --           --   $19 - $20

     Options outstanding, end of period                   --    $19 - $32   $19 - $32

     Options exercisable, end of period                   --    $19 - $32   $19 - $32
                                                    ========   ==========   ========

     Weighted average exercise price:
     Options granted                                      --           --     $23.87
     Options exercised                                    --           --     $19.25
     Options outstanding, end of period                   --       $24.89     $24.90
     Options exercisable, end of period                   --       $24.10     $24.39
                                                    ========   ==========   ========


     Pro Forma Information

     All of the outstanding share options were issued at an exercise price equal to fair market value on the date of grant; therefore no compensation expense has been recognized for these grants. Had the fair value based method described above been applied, net income (loss) would have been the pro forma amounts shown below:

                                                           2000 Year  1999 Period  1999 Year
                                                           ---------  -----------  ---------
     Net income (loss) available to common shareholders:
       As reported                                         $(23,265)   $(14,841)   $(2,834)
                                                           ========    ========    =======
       Pro forma                                           $(23,419)   $(14,944)   $(3,458)
                                                           ========    ========    =======

     The pro forma adjustments relating to options granted from 1995 to 2000 are based on a fair value method using the Black-Scholes option pricing model; no effect has been given to options granted prior to 1995. The Black-Scholes option valuation model was developed for use in estimating the fair value of options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected share price volatility. Because the Company's share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate.

     Stock Appreciation Rights

     Under a plan now terminated, we recorded a liability for stock appreciation rights at each period end based on the excess of the current fair value of the underlying common stock over the fair value at the time of grant. We recognized compensation expense for adjustments to the liability.

     In consideration for entering into an employment agreement, the Company granted stock appreciation rights ("SAR's") to its former chairman and chief executive officer. The number of SAR's was dependent upon the financial performance of the Company over a set period of time and the value of each was dependent upon the fair market value of a common share. Following the exchange of shares in connection with the Trenwick/LaSalle business combination, the value of each SAR became dependent upon the fair market value of Trenwick's publicly traded common stock, therefore the liability was assumed by Trenwick. For the 2000 year, the 1999 period and the 1999 year, the Company (decreased) increased the total liability by ($964), $242 and ($1,490) respectively.

Note 9
Earnings Per
Share
Common
Share

     As of September 27, 2000, the Company became a wholly owned subsidiary of Trenwick. As the Company no longer has publicly held common shares, it no longer presents earnings per common share.

Note 10
Insurance
Regulation

     LaSalle Re, the Company's insurance subsidiary, is subject to Bermuda insurance regulations, which mandate minimum solvency margins and liquidity ratios. LaSalle Re must maintain a minimum statutory capital and surplus level of the greater of $100,000, 50% of net premiums written ($47,478 for 2001), or 15% of net loss reserves ($33,496 at year end 2001). In addition, Bermuda insurance regulations restrict the payment of dividends from retained earnings or additional paid-in-capital which exceed certain thresholds without prior approval from the Bermuda Minister of Finance. At year end 2001, there were no restrictions on the distribution of retained earnings. Statutory capital and surplus of LaSalle Re was $430,463 and $453,766 at year end 2001 and 2000, respectively; statutory net income
     (loss) was $(13,757), $9,992 and $(7,013) for the 2001 year, the fifteen months ended December 31, 2000 and the 1999 year, respectively.

Note 11
Negative
Goodwill

     Negative goodwill represents the unamortized excess of the fair value over the purchase price of identifiable net assets of acquired entities. Through the 2001 year, we accreted negative goodwill on a straight-line basis over twenty-five years.

     In July 2001, the Financial Accounting Standards Board issued a statement covering goodwill which is required to be adopted at the beginning of 2002. The new statement changes the income statement recognition of negative goodwill from a periodic accretion method to an immediate recognition approach. Implementation of this statement will result in a cumulative effect in a change of accounting principle.

Note 12
Fair Value of
Financial
Instruments

     We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. We estimate fair values based upon quoted market prices or broker dealer quotes and these estimates may vary in the near term.

     Fair value disclosures with respect to debt securities are detailed in Note 5 to the financial statements. The fair value of other financial instruments, principally cash and cash equivalents, reinsurance balances receivable, accrued investment income, promissory note receivable and other liabilities, approximates their recorded value due to the short term nature of the balances.

Note 13
Commitments,
Contingencies,
Concentrations
and
Related-Party
Transactions

     Commitments

     The Company leases office space under a non-cancelable operating lease, which expires in 2004. The Company's future minimum lease commitments at year end 2001 total $660 and are payable as follows: 2002, $317; 2003, $317; 2004, $26.

     Total office rent expense for the 2001 year, 2000 year, the 1999 period and the 1999 year was $393, $441, $227 and $328 respectively.

     Contingencies

     Concurrent with the Trenwick/LaSalle business combination, Trenwick entered into an amended and restated $490,000 credit agreement with various lending institutions. The agreement consists of both a $260,000 revolving credit facility and a $230,000 letter of credit facility. The revolving credit facility has subsequently been converted into a four-year term loan. The primary obligors are two of Trenwick's subsidiary companies. Guarantees are provided by the Company with respect to these obligations. The letter of credit facility is scheduled to expire in November 2002. The term loan facility is subject to scheduled principal amortization over the four-year period in accordance with the following schedule: 2002, 22.5%; 2003, 27.5%; 2004, 32.5%; 2005, 17.5%. The applicable interest rate on borrowings under the credit facility is generally 2.5% above the London Interbank Offered Rate and was 4.7% at year end 2001.

     A portion or all of the term loan must be repaid in the event of equity issuances, asset sales or debt issuances by Trenwick or its subsidiaries. At year end 2001, $195,000 of term loans were outstanding, and $230,000 of letters of credit were outstanding under the credit facility.

     Should the two Trenwick subsidiary companies or Trenwick be unable to meet the loan repayments as they fall due, and such repayments are not refinanced, the Company would become liable for such repayments under the terms of the guarantees. No liability for any such amounts has been reflected in these financial statements. As a result of recent losses incurred by Trenwick Group Ltd.'s operating subsidiaries, their cash distribution capacities have been significantly reduced.

     Concentrations

     During the 2001 year, the Company received 53% of its gross written premiums through two brokers of which Aon accounted for 27% and Guy Carpenter accounted for 26%. During the 2000 year, 1999 period and the 1999 year, Aon provided 23%, 4% and 18% and Guy Carpenter provided 19%, 40% and 20% of the Company's gross written premiums.

     Loss of all or a substantial portion of the business provided by these brokers could have an immediate material adverse effect on the business and operations of the Company. The Company does not believe, however, that the loss of such business would have a long-term adverse effect because of the Company's competitive position within the reinsurance market and the availability of business from other brokers.

     No one ceding company accounted for more than 3% of the Company's gross written premiums in the 2001 or 2000 years, or the 1999 period or year.

     At year end 2001, 93% of the Company's net reinsurance recoverables on unpaid claims and claims expenses is recoverable from five principal retrocessionaires. The reinsurance recoverable balances, were from GE Frankona, ($18,000), London Life ($17,500), Western General ($7,500), Irish European Re ($5,000), and IPC Re ($5,000). Each of these companies is rated "A" or better by A.M. Best Company.

     Included in reinsurance deposits in the balance sheet at year end 2000 is $27,422 which was deposited with Allianz.

     Related Party Transactions with Trenwick

     During the 2001 and 2000 year, the Company purchased $10,650 and $13,000 par value, respectively of Trenwick Capital Trust I Preferred stock for $8,461 and 9,902, respectively, which are included in debt securities. This stock matures in 2037 and provides preferential cumulative semi-annual cash distributions at an annual rate of 8.82% which are guaranteed by Trenwick America Corporation, within certain limits, as to distribution payments and liquidation or redemption payments. Income recognized on this investment was $1,806 and $166 for the 2001 and 2000 years, respectively. The market value of the investment at year end 2001 and 2000 was $13,021 and 9,848, respectively. The amortized cost was $18,380 and $9,905, respectively. Unrealized losses of $5,359 and $57, respectively, are included in accumulated other comprehensive income at year end 2001 and 2000.

     At year end 2001, $75,000 was receivable from Trenwick with respect to a loan advanced during the 2000 year. Interest is charged on this loan at a rate equal to that generated by the Company's investment portfolio. Interest recognized for the 2001 year was $4,688.

     Also at year end 2001, $11,651 was receivable from Trenwick with respect to an intercompany account balance. This is repayable on demand and is interest free.

     Other Related Party Transactions

     Two of the Company's founding shareholders were CNA Financial and Aon. Their ownership of the Company during the period prior to the Trenwick/LaSalle business combination was between 15.6% and 18.3% for CNA and 15.3% and 18.0% for Aon. The Company had numerous business relationships with both companies, the principal ones of which are summarized below:

                                                                     1999 Period
                                                       2000 Year      and Year
                                                      ---------       --------

     Premiums assumed through Aon                      $30,340         $25,448
     Brokerage costs on premiums assumed through Aon     3,034           2,544
     Investment management services from Aon               821           1,000
     Premiums assumed from CNA                             668           8,386
     Premiums ceded to CNA                               6,556           7,909
     Override and profit commissions on premiums
        ceded to CNA                                     1,244             644
     Underwriting support services from CNA                685           1,634


     While the 2001 underwriting support services agreement between the Company and CNA did not terminate until September 30, 2001, the Company did not utilize CNA's underwriting support services following the Trenwick/LaSalle business combination. Consequently, all fees payable between September 30, 2000 and September 30, 2001 were accrued and expensed at the date of the Trenwick/LaSalle business combination.

     The investment management services agreement between LaSalle Re Holdings Limited and Aon terminated at year end 2000.

     The Company loaned Mr. Hengesbaugh $142,321 in 2001 to finance a portion of the purchase price of a home in Bermuda. The loan is evidenced by a demand promissory note and interest is payable at the rate of 8% per annum.

Note 14
Additional
Operating
Cash Flow
Information


     Operating activities are presented in the consolidated statement of cash flows on a direct basis. The indirect basis reconciles net income (loss) to cash from (for) operating activities. This reconciliation follows:

                                               2001         2000        1999        1999
                                               Year         Year       Period       Year
                                             ---------    --------    --------    --------
Net income (loss)                             $(11,245)    $23,265    $(14,841)    $(2,834)
Investment premium amortization, net               418      (1,212)       (692)        154
Net realized investment losses (gains)          (7,567)      1,688          --        (615)
Unrealized loss (gain) on foreign exchange        (803)       (405)        193         193
Negative goodwill accretion                       (488)       (122)         --          --
Minority interest in undistributed
 net income (loss) of subsidiaries                  --         839      (4,990)     (2,845)
Restricted stock compensation expense               --         693          91         751
Changes in assets and liabilities, net
 of effect from purchases of subsidiary:
  Accrued investment income                      2,578      (2,555)     (2,139)        981
  Premiums receivable                           (8,101)        652      14,770      (6,354)
  Reinsurance recoverable balances             (50,748)     11,346      (8,676)     (9,100)

  Prepaid reinsurance premiums                   2,529         402       6,172      (9,726)
  Deferred policy acquisition costs              2,683         853       3,441       1,533
  Other assets                                  26,748       8,558      (1,000)     (5,916)

  Trenwick Group Ltd. advances                  (7,649)     (5,598)         --          --
  Unpaid claims and claims expenses            105,705     (14,472)     43,593      48,403

  Unearned premium income                       (4,992)     (9,966)    (27,154)     (6,070)
  Reinsurance balances payable                   3,331        (376)     (2,243)      9,778
  Other liabilities                               (254)     (2,223)      2,044       1,609
                                             ---------    --------    --------    --------
Cash from (for) operating activities           $52,145     $11,367      $8,569     $19,942
                                             =========    ========    ========    ========

Note 15
Unaudited
Quarterly
Financial
Data

     Summarized unaudited quarterly financial data for the years presented is as follows:

                                      Quarter                      2001                2000
                                    ---------------               -------            -------
     Net premiums earned            Fourth quarter                $18,324            $25,357
                                    Third quarter                  29,777             26,751
                                    Second quarter                 27,813             28,776
                                    First quarter                  21,628             27,212


     Net investment income          Fourth quarter                  9,795              9,666
                                    Third quarter                   9,900              9,591
                                    Second quarter                  9,776              9,251
                                    First quarter                   9,457              8,936

     Net realized investment        Fourth quarter                  (150)                228
        Gains (losses)              Third quarter                   1,348                270
                                    Second quarter                    784                 38
                                    First quarter                   5,585            (2,224)



     Net income (loss)              Fourth quarter                 28,567             15,610
                                    Third quarter                (68,696)              8,552
                                    Second quarter                  9,691             12,912
                                    First quarter                  19,193           (13,809)

     Net income (loss)              Fourth quarter                 26,926             13,969
       available to common          Third quarter                (70,337)              6,911
       shareholders                 Second quarter                  8,050             11,271
                                    First quarter                  17,552           (15,450)