Form 10-Q
period 2002-03-31
LASALLE RE HOLDINGS LTD
filed 2002-05-15
CIK 1001384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12823

                           LaSalle Re Holdings Limited
             (Exact name of registrant as specified in its charter)

                      Bermuda                       Not applicable
          (State or other jurisdiction of           (IRS Employer
          incorporation or organization)        Identification Number)

         Continental Building, 25 Church Street, Hamilton HM12, Bermuda
                    (Address of principal executive offices)

                                  441-292-3339
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of May 13, 2002, was 20,432,043.

                           LaSalle Re Holdings Limited
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1.      Unaudited Consolidated Financial Statements
             Consolidated Balance Sheet
             March 31, 2002 and December 31, 2001                             1

             Consolidated Statement of Operations
             and Comprehensive Income
             Three Months Ended March 31, 2002 and 2001                       2

             Consolidated Statement of Cash Flows
             Three Months Ended March 31, 2002 and 2001                       3

             Consolidated Statement of Changes in Shareholders' Equity
             Three Months Ended March 31, 2002 and 2001                       4

             Notes to Unaudited Consolidated Financial Statements             5

             Management's Discussion and Analysis of
ITEM 2.      Financial Condition and Results of Operations                    7

                       PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings                                                17

ITEM 2.      Changes in Securities and Use of Proceeds                        17

ITEM 3.      Defaults upon Senior Securities                                  17

ITEM 4.      Submission of Matters to a Vote of Security Holders              17

ITEM 5.      Other information                                                17

ITEM 6.      Exhibits and Reports on Form 8-K                                 17

Signatures                                                                    18

                           LaSalle Re Holdings Limited
                           Consolidated Balance Sheet
                       (Amounts expressed in thousands of
             United States dollars, except share and per share data)
                      March 31, 2002 and December 31, 2001

                                                      (Unaudited)
                                                          2002        2001
                                                        ---------    --------
ASSETS
Debt securities available for sale, at fair value       $ 481,560    $507,278
Cash and cash equivalents                                  63,770      36,431
Accrued investment income                                   9,867      12,192
Premiums receivable                                       125,341      86,227
Reinsurance recoverable balances                           51,370      57,179
Prepaid reinsurance premiums                               28,186       8,206
Deferred policy acquisition costs                           9,087       4,933
Trenwick Group Ltd. advances                               12,746      11,651
Trenwick Group Ltd. loan                                   75,000      75,000
Reinsurance deposits and other assets                       2,062       3,223
                                                        ---------    --------

Total assets                                            $ 858,989    $802,320
                                                        =========    ========

LIABILITIES
Unpaid claims and claims expenses                       $ 295,789    $280,487
Unearned premium income                                    75,357      34,937
Reinsurance balances payable                               27,144      24,892
Negative goodwill                                              --      11,586
Other liabilities                                          20,756      12,823
                                                        ---------    --------
Total liabilities                                       $ 419,046    $364,725
                                                        ---------    --------

SHAREHOLDERS' EQUITY
Series A preferred shares, $1.00 par value, 3,000,000
  shares issued and outstanding, at liquidation value $ 75,000 $ 75,000 Common shares, $1.00 par value, 20,432,043
  shares issued and outstanding                            20,432      20,432
Additional paid in capital                                292,039     292,039
Retained earnings                                          54,948      45,320
Accumulated other comprehensive income (loss)              (2,476)      4,804
                                                        ---------    --------

Total shareholders' equity                                439,943     437,595
                                                        ---------    --------

Total liabilities and shareholders' equity              $ 858,989    $802,320
                                                        =========    ========

The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
          Consolidated Statement of Operations and Comprehensive Income
                                   (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                   Three Months Ended March 31, 2002 and 2001

                                                            2002          2001
                                                          --------       -------
REVENUES
Net premiums earned                                       $ 28,114       $21,628
Net investment income                                        8,335         9,457
Net realized investment gains                                  396         5,585
Negative goodwill accretion                                     --           122
                                                          --------       -------
Total revenues                                              36,845        36,792
                                                          --------       -------

EXPENSES
Claims and claims expenses incurred                         30,188        10,402
Policy acquisition costs                                     3,236         3,732
Underwriting expenses                                        1,488         2,710
Foreign currency losses                                        250           755
                                                          --------       -------
Total expenses                                              35,162        17,599
                                                          --------       -------

Income before cumulative effect of change
  in accounting principles                                   1,683        19,193
Cumulative effect of change
   in accounting for goodwill                               11,586            --
                                                          --------       -------
Net income                                                  13,269        19,193
Preferred share dividends                                    1,641         1,641
                                                          --------       -------
Net income available to
 common shareholders                                      $ 11,628       $17,552
                                                          ========       =======

COMPREHENSIVE INCOME (LOSS)
Net income                                                $ 13,269       $19,193
Other comprehensive income (loss):
   Net unrealized investment gains (losses)                 (7,280)          503
                                                          --------       -------
Comprehensive income                                      $  5,989       $19,696
                                                          ========       =======

        The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                   Three Months Ended March 31, 2002 and 2001

                                                          2002           2001
                                                        --------      ---------
OPERATING ACTIVITIES
Premiums collected, net of acquisition costs            $ 32,188      $  25,279
Ceded premiums paid, net of acquisition costs            (26,617)         3,074
Claims and claims expenses paid                          (14,131)       (25,508)
Claims and claims expenses recovered                       5,334             30
Underwriting expenses paid                                (5,392)        (8,939)
                                                        --------      ---------
Cash for underwriting activities                          (8,618)        (6,064)
Net investment income received                             9,880         12,800
Other income received, net of expenses                       742             --
                                                        --------      ---------
Cash from operating activities                             2,004          6,736
                                                        --------      ---------
INVESTING ACTIVITIES
Debt securities sales                                     33,070        166,826
Debt securities maturities                                29,004         15,000
Debt securities purchases                                (33,098)      (192,283)
                                                        --------      ---------
Cash from (for) investing activities                      28,976        (10,457)
                                                        --------      ---------
FINANCING ACTIVITIES

Preferred share dividends paid                            (1,641)        (1,641)
Common share dividends paid                               (2,000)        (1,500)
                                                        --------      ---------
Cash for financing activities                             (3,641)        (3,141)
                                                        --------      ---------

Change in cash and cash equivalents                       27,339         (6,862)

Cash and cash equivalents,
  beginning of period                                     36,431         23,221
                                                        --------      ---------
Cash and cash equivalents, end of period                $ 63,770      $  16,359
                                                        ========      =========

        The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                   Three Months Ended March 31, 2002 and 2001

                                                         2002           2001
                                                       ---------      ---------

Shareholders' equity, beginning of period              $ 437,595      $ 464,091

PREFERRED & COMMON SHARES AND
ADDITIONAL PAID-IN CAPITAL                                    --             --

RETAINED EARNINGS
    Net income                                            13,269         19,193
    Preferred share dividends                             (1,641)        (1,641)
    Common share dividends                                (2,000)        (1,500)

ACCUMULATED OTHER COMPREHENSIVE INCOME
    Other comprehensive income (loss)                     (7,280)           503
                                                       ---------      ---------
Shareholders' equity, end of period                    $ 439,943      $ 480,646
                                                       =========      =========

        The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
              Notes to Unaudited Consolidated Financial Statements
            (Amounts expressed in thousands of United States dollars)
                   Three Months Ended March 31, 2002 and 2001

Organization & Basis of Presentation

Note 1 Organization

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

      On August 26, 1994, LaSalle Re incorporated a subsidiary company in the United Kingdom, to act as a representative office for the Company. In addition, on June 11, 1996, LaSalle Re incorporated a subsidiary company in Bermuda to provide capital support to selected Lloyd's syndicates. Following the Trenwick/LaSalle business combination (see below), the Company closed its UK representative office and ceased to actively participate as a corporate member in Lloyd's.

      On September 27, 2000, the Company completed a business combination with Trenwick Group Ltd. ("Trenwick") and Trenwick Group Inc. Under the terms of the business combination, the common shareholders of the Company, Trenwick, Trenwick Group Inc., and the minority shareholders of LaSalle Re Limited, exchanged their shares on a one-for-one basis for shares in Trenwick. Following this transaction, the Company became a wholly owned subsidiary of Trenwick.

      Basis of Presentation

      The interim financial statements include the accounts of LaSalle Re Holdings Limited and its subsidiaries after elimination of significant intercompany accounts and transactions. Certain items in prior financial statements have been reclassified to conform to current presentation.

      These interim financial statements have been prepared in conformity with accounting principles that are generally accepted in the United States of America, sometimes referred to as U.S. GAAP. To prepare these interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts may differ from these estimates.

      The interim financial statements are unaudited; however, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for interim periods. These interim statements should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of LaSalle Re Holdings Ltd. for the year ended December 31, 2001.

Note 2 Segment Information

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

      The following tables present business segment financial information for the Company as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001.

      Total assets:                                   2002         2001
                                                   ---------    ---------
      Worldwide property catastrophe reinsurance   $ 814,054    $ 765,697
      Lloyd's syndicates                              44,935       36,623
                                                   ---------    ---------
      Total assets                                 $ 858,989    $ 802,320
                                                   =========    =========

      Total revenues:                                   2002         2001
                                                   ---------    ---------
      Worldwide property catastrophe reinsurance   $  37,842    $  32,694
      Lloyd's syndicates                                (997)       4,098
                                                   ---------    ---------
      Total revenues                               $  36,845    $  36,792
                                                   =========    =========

      Net income:                                     2002         2001
                                                   ---------    ---------
      Worldwide property catastrophe reinsurance   $  16,084    $  19,761
      Lloyd's syndicates                              (2,815)        (568)
                                                   ---------    ---------
      Net income                                   $  13,269    $  19,193
                                                   =========    =========

Note 3 Underwriting Activities

      The components of premiums written and earned for the three months ended March 31, 2002 and 2001 are as follows:

                                                   2002            2001
                                                 --------        --------
      Gross premiums written                     $ 81,566        $ 60,035
      Ceded premiums written                      (33,011)        (19,164)
                                                 --------        --------
      Net premiums written                       $ 48,555        $ 40,871
                                                 ========        ========

      Gross premiums earned                      $ 41,145        $ 29,528
      Ceded premiums earned                       (13,031)         (7,900)
                                                 --------        --------
      Net premiums earned                        $ 28,114        $ 21,628
                                                 ========        ========

Note 4 Accounting Standards

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 which amended the accounting for goodwill and other intangible assets. This new statement required the Company to credit the negative goodwill balance of $11,586 to operations as of January 1, 2002 as a cumulative effect of change in accounting principle.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion highlights material factors affecting LaSalle Re Holdings Limited's results of operations for the three months ended March 31, 2002 and 2001. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of LaSalle Re Holdings Limited contained in this filing as well as in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of LaSalle Re Holdings Ltd. for the year ended December 31, 2001.

      Overview

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

      Results of Operations - Three Months Ended March 31, 2002 and 2001

                                                    2002        2001      Change
                                                  --------    --------    --------
                                                           (in thousands)
      Underwriting income (loss)                  $ (6,798)   $  4,784    $(11,582)
      Net investment income                          8,335       9,457      (1,122)
      Foreign currency losses                         (250)       (755)        505
                                                  --------    --------    --------
      Operating income                               1,287      13,486     (12,199)
      Net realized investment gains                    396       5,585      (5,189)
      Accretion of goodwill                             --         122        (122)
      Cumulative effect of change in accounting
        principle                                   11,586          --      11,586
                                                  --------    --------    --------
      Net income                                  $ 13,269    $ 19,193    $ (5,924)
                                                  ========    ========    ========

      Operating income of $1.3 million in the three months ended March 31, 2002 represented a $12.2 million decrease compared to operating income of $13.5 million recorded in the three months ended March 31, 2001. This was principally due to adverse loss development related to the September 11th terrorist attacks as well as reduced investment income. The decrease in investment income in 2002 was the result of the reduced market yields on the Company's invested assets.

                                                     2002        2001       Change
                                                   --------     -------    --------
                                                             (in thousands)
      Net premiums earned                          $ 28,114     $21,628    $  6,486
                                                   --------     -------    --------
      Claims and claims expenses incurred            30,188      10,402      19,786

      Acquisition costs & underwriting  expenses      4,724       6,442      (1,718)
                                                   --------     -------    --------
      Total expenses                                 34,912      16,844      18,068
                                                   --------     -------    --------
      Net underwriting income (loss)               $ (6,798)    $ 4,784    $(11,582)
                                                   ========     =======    ========

      Loss ratio                                      107.4%       48.1%       59.3%
      Underwriting expense ratio                       16.8%       29.8%      (13.0)%
      Combined ratio                                  124.2%       77.9%       46.3%

      The underwriting loss of $6.8 million in the first quarter of 2002 represented an $11.6 million decrease compared to the underwriting income of $4.8 million in the first quarter of 2001. The increase in underwriting loss as well as the increase in the combined ratio was primarily due to adverse loss development of $25.7 million resulting from the September 11th terrorist attacks partially offset by related premiums paid to the Company to reinstate coverage following the September 11th terrorist attacks.

      Premiums written

      Gross premiums written for the first three months of 2002 were $81.5 million compared to $60.0 million for the first three months of 2001, an increase of $21.5 million or 35.8%. Details of gross premiums written are provided below:

                                        2002       2001       Change
                                       -------   --------    -------
                                              (in thousands)
      Property catastrophe
        U.S                            $39,191   $ 30,214    $ 8,977
        International                   29,398     21,689      7,709
                                       -------   --------    -------
      Total property catastrophe        68,589     51,903     16,686
      Other lines                       10,545      8,924      1,621
      Lloyd's                              228         --        228
      Fronted premiums, premium
        adjustments, reinstatement
        premiums & no claims bonuses     2,204       (792)     2,996
                                       -------   --------    -------
      Gross premiums written           $81,566   $ 60,035    $21,531
                                       =======   ========    =======

      The Company's property catastrophe book experienced an increase in gross premiums written of $16.7 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This increase is indicative of the Company's refocus on catastrophe business and an increasing rate environment.

      For the three months ended March 31, 2002, gross premiums written in lines of business other than property catastrophe totaled $10.5 million compared to $8.9 million for the three months ended March 31, 2001.

      The Company no longer underwrites at Lloyd's. There was a small adjustment booked in respect of open underwriting years for the three months ended March 31, 2002. There were no gross premiums written in the three months ended March 31, 2001.

      During the three months ended March 31, 2002, the Company received reinstatement premiums of $2.6 million and paid no claims bonuses of $(.4) million compared to net negative adjustments to premium in respect of fronted contracts, premium adjustments, reinstatement premiums and no claims bonuses of $(0.8) million for the three month period ended March 31, 2001. The reinstatement premiums received in the first quarter of 2002 related to the September 11th terrorist attacks.

      Premiums earned

                                            2002        2001       Change
                                          --------    --------    --------
                                                  (in thousands)
      Gross premiums written              $ 81,566    $ 60,035    $ 21,531

      Change in gross unearned premiums    (40,421)    (30,507)     (9,914)
                                          --------    --------    --------
      Gross premiums earned                 41,145      29,528      11,617
                                          --------    --------    --------

      Gross premiums ceded                 (33,011)    (19,164)    (13,847)

      Change in ceded unearned premiums     19,980      11,264       8,716
                                          --------    --------    --------
      Ceded premiums earned                (13,031)     (7,900)     (5,131)
                                          --------    --------    --------
      Net premiums earned                 $ 28,114    $ 21,628    $  6,486
                                          ========    ========    ========

      Gross premiums ceded for the three months ended March 31, 2002 were $33.0 million compared to $19.2 million for the three months ended March 31, 2001. The increase of $13.8 million was due to a change in the Company's reinsurance program for 2002 compared to 2001 in order to reduce the Company's exposure to any single event loss.

      Net premiums earned for the three months ended March 31, 2002 were $28.1 million compared to $21.6 million for the three months ended March 31, 2001. The increase of $6.5 million was principally due to net reinstatement premiums earned that resulted from the September 11th terrorist attacks and rates increases.

      Claims and claims expenses

      Claims and claims expenses for the three months ended March 31, 2002 were $30.2 million compared to $10.4 million for the same period in 2001, an increase of $19.8 million. The increase in claims and claims expenses in 2002 resulted from adverse loss development related to the September 11th terrorist attacks of $25.7 million offset by loss reserve redundancies noted in the Company's actuarial review for the three months ended March 31, 2002. The adverse development relating to the September 11th terrorist attacks is as a result of an independent actuarial review and updated cedant loss estimates received. The Company did not experience any large losses during the three months ended March 31, 2002.

      Underwriting expenses

                                            2002       2001       Change
                                           ------     ------     -------
                                                 (in thousands)
      Policy acquisition costs             $3,236     $3,732     $  (496)
      Underwriting costs                    1,488      2,710      (1,222)
                                           ------     ------     -------
      Total underwriting expenses          $4,724     $6,442     $(1,718)
                                           ======     ======     =======

      Underwriting expense ratio             16.8%      29.8%      (13.0)%
                                           ======     ======     =======

      Total underwriting expenses, comprising policy acquisition costs and underwriting expenses for the first quarter of 2002 decreased $1.7 million compared to underwriting expenses for the first quarter of 2001. Policy acquisition costs are lower as the Company's business mix in 2002 is more heavily weighted to excess of loss contracts that have lower acquisition costs than quota share contracts. Underwriting costs have declined due to lower compensation costs. In addition to lower costs, the underwriting expense ratio has also declined from improved reinsurance market pricing.

  Net investment income

                                             2002          2001         Change
                                          ---------     ---------     --------
                                                      (in thousands)
      Average invested assets             $ 619,520     $ 561,648     $ 57,872
      Average annualized yields                 5.6%          6.5%        (0.9)%
                                          ---------     ---------     --------
      Investment income - portfolio       $   8,662     $   9,212     $   (550)

      Investment income - non-portfolio        (171)          433         (604)
      Investment expenses                      (156)         (188)          32
                                          ---------     ---------     --------
      Net investment income               $   8,335     $   9,457     $ (1,122)
                                          =========     =========     ========

      Net investment income for the three months ended March 31, 2002 was $8.3 million compared to $9.4 million for the same period in 2001. The decrease of $1.1 million was due to lower market yields that were partially offset by a greater amount of invested assets.

      Foreign currency losses

      The Company recorded foreign currency losses of $0.2 million for the three months ended March 31, 2002, compared to losses of $0.8 million for the three months ended March 31, 2001. The decline in the value of the Euro against the U.S. dollar caused the loss for the three months ended March 31, 2002.

      Non-operating income and expenses

      Net realized gains on investments were $0.4 million during the three months ended March 31, 2002, compared to $5.6 million for the three months ended March 31, 2001. The gains in 2001 were a result of security sales executed pursuant to an investment policy designed to protect the total returns on the portfolio.

      The Company has adopted Statement of Financial Accounting Standard No. 142 to account for its negative goodwill. As a result, the Company wrote-off its negative goodwill in the three month period ended March 31, 2002. This had the effect of increasing net income by $11.6 million as a cumulative effect of a change in accounting principle.

      Liquidity and Capital Resources

      As of March 31, 2002, the Company's consolidated investments and cash totaled $620.3 million as compared to $618.8 million at December 31, 2001 which included a loan to Trenwick Group Limited of $75 million. Interest is charged on this loan at a rate equal to that generated by the Company's investment portfolio and the loan is repayable upon demand.

      As of March 31, 2002, the Company's consolidated shareholder equity totaled $439.9 million compared to $437.6 million at December 31, 2001. During the three months ended March 31, 2002, the unrealized depreciation of debt securities increased by $7.3 million resulting from devaluation of corporate bonds caused by higher market yields.

      Cash provided by the Company's operating activities for the three months ended March 31, 2001 was $2.0 million compared to cash provided of $6.7 million in the comparable period of 2001. The reduction of cash flow from operations was due primarily to an overall increase in premiums ceded offset by lower claims and claims expenses paid.

      Net cash provided by investing activities during the three months ended March 31, 2002 was $29.0 million compared to $10.4 million used for investing activities for the same period in 2001. The increase of $39.4 million results from the timing of investments made by the Company and the timing of payments for claims and claims expenses.

      Net cash used in financing activities during the three months ended March 31, 2002 included $2.0 million of dividends paid to common shareholders, an increase of $0.5 million over the comparable period in 2001 and $1.6 million of dividends to preferred shareholders which was comparable to the 2001 period.

      Financings, Financing Capacity and Capitalization

      Concurrent with the Trenwick/LaSalle business combination, Trenwick America Corporation and Trenwick Holdings Limited, the Company's U.S. and U.K. holding affiliates, entered into an amended and restated $490 million credit agreement with various lending institutions. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility has subsequently been converted into a four-year term loan. Trenwick America Corporation is the primary obligor with respect to the revolving credit facility, and Trenwick Holdings Limited is the primary obligor with respect to the letter of credit facility. Guarantees are provided by the Company and Trenwick Group Ltd. with respect to both Trenwick America Corporation's and Trenwick Holdings Limited's obligations and additionally by Trenwick America Corporation with respect to Trenwick Holdings Limited's obligations. The term loan facility is subject to scheduled principal amortization over the four-year period in accordance with the following schedule: 2002, 22.5%; 2003, 27.5%; 2004, 32.5%; 2005, 17.5%.
      The applicable interest rate on borrowings under the credit facility is generally 2.5% above the London Interbank Offered Rate and was 4.6% at March 31, 2002.

      Trenwick America Corporation is obligated to repay a portion or all of the term loan in the event of equity issuances, asset sales or debt issuances by Trenwick Group Ltd. or its subsidiaries. At March 31, 2002, $195.0 million of term loans were outstanding, and $230.0 million of letters of credit were outstanding under the credit facility.

      The credit agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, Trenwick Group Ltd.'s minimum interest coverage, debt to capital leverage, minimum earned surplus, maintenance of a minimum A.M. Best Company rating of A- and tangible net worth. As of March 31, 2002, Trenwick Group Ltd. was in compliance with the credit agreement covenants.

      On April 12, 2002, Trenwick Group Ltd., its subsidiaries and financial institutions holding a majority of the outstanding indebtedness under the credit facility executed an amendment to the credit facility. The amendment required Trenwick Group Ltd. to pledge its shares of the Company and LaSalle Re in favor of the lenders under the credit facility. In addition, the amendment revised the financial covenants relating to interest coverage and tangible net worth (each as defined by the financial covenants in the credit agreement). The amendment set Trenwick Group Ltd.'s minimum interest coverage ratio at 1.25 to 1 for the first quarter of 2002, 1.5 to 1 for the second quarter of 2002, 1.75 to 1 for the third quarter of 2002 and 2.5 to 1 thereafter. Trenwick Group Ltd.'s interest coverage ratio for the quarter ending March 31, 2002 was 2.1 to 1. The amendment adjusted the minimum tangible net worth Trenwick Group Ltd. must maintain to the following base amounts plus 50% of net income earned during the period:

                                                          Minimum Tangible Net
             Time Period                                  Worth
             -----------                                  --------------------

             Through May 15, 2002                             $450,000,000
             From May 16, 2002 to August 14, 2002             $475,000,000
             From August 15, 2002 to November 14, 2002        $525,000,000
             From November 15, 2002 to March 30, 2003         $550,000,000
             Thereafter                                       $560,000,000

      Trenwick Group Ltd.'s tangible net worth as of March 31, 2002 was $489.4 million.

      A previous amendment adjusted downward the minimum risk-based capital requirement for Trenwick Group Ltd.'s subsidiary, Chartwell Insurance Company, from 300% to 225% through December 31, 2002. Thereafter, the minimum risk-based capital for Chartwell Insurance Company returns to 300%. The risk-based capital for Chartwell Insurance Company as of December 31, 2001 was 257%

      Trenwick Group Ltd.'s ability to refinance its existing debt obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. Following Trenwick Group Ltd.'s claims and claims expense liability reserve increase in the second quarter of 2001 and the losses it sustained in the September 11th terrorist attacks, its senior debt ratings were downgraded by Standard & Poor's Corporation to BBB- and by Moody's Investors Service to Ba2. Trenwick Group Ltd.'s ability to refinance its outstanding debt obligations, well as the cost of such borrowings, could be adversely affected by these ratings downgrades or if its ratings were downgraded further.

      Should Trenwick Group Ltd. be unable to meet the loan repayments as they fall due, and such repayments are not refinanced, the Company would become liable for such repayments under the terms of the guarantees. No liability for any such amounts has been reflected in the Company's financial statements. Because Trenwick America Corporation, Trenwick Holdings Ltd. and Trenwick Group Ltd. are holding companies, their principal source of funds consists of permissible dividends, tax allocation payments and other statutorily permissible payments from their respective operating subsidiaries. As a result of recent losses incurred by Trenwick Group Ltd.'s operating subsidiaries, their cash distribution capacities have been significantly reduced.

      Quantitative and Qualitative Disclosure About Market Risk

      The Company has reviewed the change in its exposure to market risks since December 31, 2001. In addition, the components of its investment holdings and its risk management strategy and objectives have not materially changed. Therefore, the Company believes that the potential for loss in each market risk sector described in the 2001 Annual Report on Form 10-K has not materially changed.

      Safe Harbor Disclosure

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

- Adverse development on property/casualty claims and claims expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, new theories of liability or new insurance and reinsurance contract interpretations, particularly with regards to the September 11th terrorist attacks;

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

                               LaSalle Re Holdings Limited


      Date:  5/15/02           By: /s/ Guy D. Hengesbaugh
                                  ---------------------------------------
                                  Name: Guy D. Hengesbaugh
                                  Title: President & Chief Executive Officer