Form 10-Q
period 2002-06-30
LASALLE RE HOLDINGS LTD
filed 2002-08-14
CIK 1001384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

              LOM Building, 27 Reid Street, Hamilton HM11, Bermuda
                    (Address of principal executive offices)

                                  441-292-3339
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of August 13, 2002, was 20,432,043.

                           LaSalle Re Holdings Limited
                               INDEX TO FORM 10-Q

                     PART I - FINANCIAL INFORMATION

                                                                           Page
ITEM 1. Unaudited Consolidated Financial Statements
        Consolidated Balance Sheet
        June 30, 2002 and December 31, 2001 .............................    1

        Consolidated Statements of Operations and Comprehensive Income
        Three Months and Six Months ended June 30, 2002 and 2001 ........    2

        Consolidated Statements of Cash Flows
        Six Months ended June 30, 2002 and 2001 .........................    3

        Consolidated Statement of Changes in Shareholders' Equity
        Six Months ended June 30, 2002 and 2001 .........................    4

        Notes to Unaudited Consolidated Financial Statements ............    5

ITEM 2. Management's Discussion and Analysis of
        Results of Operations and Financial Condition ...................    9

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings ...............................................   22

ITEM 2. Changes in Securities and Use of Proceeds .......................   22

ITEM 3. Defaults upon Senior Securities .................................   22

ITEM 4. Submission of Matters to a Vote of Security Holders .............   22

ITEM 5. Other information ...............................................   22

ITEM 6. Exhibits and Reports on Form 8-K ................................   22

Signatures ..............................................................   24

                           LaSalle Re Holdings Limited
                           Consolidated Balance Sheet
            (Amounts expressed in thousands of United States dollars,
                        except share and per share data)
                       June 30, 2002 and December 31, 2001

                                                         (Unaudited)
                                                            2002         2001
                                                        ------------ ------------
ASSETS
Debt securities available for sale, at fair value       $    267,929 $    507,278
Cash and cash equivalents                                     15,109       36,431
Accrued investment income                                      2,974       12,192
Premiums receivable                                          104,325       86,227
Reinsurance recoverable balances                              59,398       57,179
Prepaid reinsurance premiums                                  56,577        8,206
Deferred policy acquisition costs                              7,830        4,933
Trenwick Group Ltd. advances                                  13,662       11,651
Trenwick Group Ltd. loan                                      75,000       75,000
Reinsurance deposits and other assets                          1,721        3,223
                                                        ------------ ------------
Total assets                                            $    604,525 $    802,320
                                                        ============ ============
LIABILITIES
Unpaid claims and claims expenses                       $    249,726 $    280,487
Unearned premium income                                       60,828       34,937
Reinsurance balances payable                                  71,755       24,892
Deferred commission income                                    11,441           --
Negative goodwill                                                 --       11,586
Other liabilities                                              7,820       12,823
                                                        ------------ ------------
Total liabilities                                            401,570      364,725
                                                        ------------ ------------
SHAREHOLDERS' EQUITY
Series A preferred shares, $1.00 par value, 3,000,000
  shares issued and outstanding, at liquidation value         75,000       75,000
Common shares, $1.00 par value, 20,432,043
   shares issued and outstanding                              20,432       20,432
Additional paid in capital                                   292,039      292,039
Advance to parent                                           (258,000)          --
Retained earnings                                             75,474       45,320
Accumulated other comprehensive income (loss)                 (1,990)       4,804
                                                        ------------ ------------
Total shareholders' equity                                   202,955      437,595
                                                        ------------ ------------
Total liabilities and shareholders' equity              $    604,525 $    802,320
                                                        ============ ============

        The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
          Consolidated Statement of Operations and Comprehensive Income
                Three and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)
            (Amounts expressed in thousands of United States dollars)

                                                   Three Months             Six Months
                                               ----------- --------    --------------------
                                                 2002        2001        2002        2001
                                               --------    --------    --------    --------
 REVENUES
 Net premiums earned                           $  1,627    $ 27,813    $ 29,741    $ 49,441
 Net investment income                            7,080       9,776      15,415      19,234
 Net realized investment gains                    4,848         784       5,244       6,368
 Negative goodwill accretion                         --         122          --         244
                                               --------    --------    --------    --------
 Total revenues                                  13,555      38,495      50,400      75,287
                                               --------    --------    --------    --------
 EXPENSES
 Claims and claims expenses incurred            (12,886)     20,231      17,302      30,633
 Policy acquisition costs                        (2,143)      6,235       1,093       9,967
 Underwriting expenses                            1,461       3,082       2,949       5,792
 Loss on sale of LaSalle Re's in-force
  reinsurance business before commission
  income on quota share contract                  2,888          --       2,888          --
 Foreign currency losses (gains)                     68        (744)        318          11
                                               --------    --------    --------    --------
 Total expenses                                 (10,612)     28,804      24,550      46,403
                                               --------    --------    --------    --------
Income before cumulative effect
  of change in accounting principle              24,167       9,691      25,850      28,884
Cumulative effect of change
  in accounting principle                            --          --      11,586          --
                                               --------    --------    --------    --------
 Net income                                      24,167       9,691      37,436      28,884
 Preferred share dividends                        1,641       1,641       3,282       3,282
                                               --------    --------    --------    --------
 Net income available to
  common shareholders                          $ 22,526    $  8,050    $ 34,154    $ 25,602
                                               ========    ========    ========    ========
 COMPREHENSIVE INCOME (LOSS)
 Net income                                    $ 24,167    $  9,691    $ 37,436    $ 28,884
 Other comprehensive income (loss):
    Net unrealized investment gains (losses)        486        (960)     (6,794)       (457)
                                               --------    --------    --------    --------
 Comprehensive income                          $ 24,653    $  8,731    $ 30,642    $ 28,427
                                               ========    ========    ========    ========

        The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                    Six Months Ended June 30, 2002 and 2001

                                                                                2002          2001
                                                                            ----------    ----------
OPERATING ACTIVITIES
Premiums collected, net of acquisition costs                                $   72,183    $   66,679
Ceded premiums paid, net of acquisition costs                                  (26,652)       (8,027)
Claims and claims expenses paid                                                (57,743)      (51,756)
Claims and claims expenses recovered                                             5,547           354
Underwriting expenses paid                                                     (10,773)       (6,898)
                                                                            ----------    ----------
Cash from (for) underwriting activities                                        (17,438)          352
Net investment income received                                                  22,490        22,294
Other income received, net of expenses                                             694            --
                                                                            ----------    ----------
Cash from operating activities                                                   5,746        22,646
                                                                            ----------    ----------
INVESTING ACTIVITIES
Sales of debt securities                                                       406,732       218,407
Maturities of debt securities                                                  235,140        15,000
Purchases of debt securities                                                  (403,893)     (259,066)
Trenwick Group Ltd. advances                                                        --        (5,212)
Additions to equipment                                                            (156)          (42)
                                                                            ----------    ----------
Cash from (for) investing activities                                           237,823       (30,913)
                                                                            ----------    ----------
FINANCING ACTIVITIES
Preferred share dividends paid                                                  (3,281)       (3,281)
Common share dividends paid                                                     (4,000)       (3,500)
Advance to parent                                                             (258,000)           --
                                                                            ----------    ----------
Cash for financing activities                                                 (265,281)       (6,781)
                                                                            ----------    ----------
Effect of exchange rate on cash                                                    390            --

Change in cash and cash equivalents                                            (21,322)      (15,048)
Cash and cash equivalents,
  beginning of period                                                           36,431        23,221
                                                                            ----------    ----------
Cash and cash equivalents, end of period                                    $   15,109    $    8,173
                                                                            ==========    ==========

        The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
            Consolidated Statement of Changes in Shareholders' Equity
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)
            (Amounts expressed in thousands of United States dollars)

                                                2002          2001
                                            ----------    ----------

Shareholders' equity, beginning of period   $  437,595    $  464,091

ADVANCE TO PARENT                             (258,000)           --

RETAINED EARNINGS
    Net income                                  37,436        28,884
    Preferred share dividends                   (3,282)       (3,282)
    Common share dividends                      (4,000)       (3,500)

ACCUMULATED OTHER
        COMPREHENSIVE INCOME
    Other comprehensive loss                    (6,794)         (457)
                                            ----------    ----------
Shareholders' equity, end of period         $  202,955    $  485,736
                                            ==========    ==========

        The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
              Notes to Unaudited Consolidated Financial Statements
            (Amounts expressed in thousands of United States dollars)
                Three and Six Months Ended June 30, 2002 and 2001

Note 1 Organization Basis of Presentation

LaSalle Re Holdings Limited (the "Company") was incorporated on September 20, 1995, under the laws of Bermuda to act as an investment holding company. LaSalle Re Limited ("LaSalle Re") was incorporated on October 26, 1993 under the laws of Bermuda and commenced operations on November 22, 1993. LaSalle Re is licensed under the Insurance Act, 1978 as amended by the Insurance Amendment Act, 1995 of Bermuda to write insurance business and operates as a multi-line reinsurance company, with emphasis on property catastrophe business. Effective April 1, 2002, the Company has gone into runoff. See Note 2.

On September 27, 2000, the Company and LaSalle Re completed a business combination with Trenwick Group Ltd. ("Trenwick") and Trenwick Group Inc. (the "Trenwick/LaSalle business combination"). Under the terms of the business combination, the common shareholders of the Company, Trenwick, Trenwick Group Inc., and the minority shareholders of LaSalle Re Limited, exchanged their shares on a one-for-one basis for shares in Trenwick. Following this transaction, the Company became a wholly owned subsidiary of Trenwick.

Basis of Presentation

The interim financial statements include the accounts of the Company and its subsidiaries after elimination of significant intercompany accounts and transactions. Certain items in prior financial statements have been reclassified to conform to current presentation.

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

The interim financial statements are unaudited; however, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for interim periods. These interim statements should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2001.

Note 2 Sale of Property Catastrophe Business

Effective April 1, 2002, the Company and Trenwick sold the in-force property catastrophe reinsurance business of its subsidiary, LaSalle Re Limited to Endurance Specialty Insurance, Ltd. ("Endurance"). The sale was effected through a 100% quota share reinsurance agreement, with Endurance paying Trenwick a ceding commission of 25% and additional profit sharing of 50% if the losses do not exceed a loss ratio of 45%. In addition, Endurance will have the right to renew LaSalle's in-force business as it expires in exchange for a 12.5% commission on the business renewed. Included in the 2002 second quarter results are $6,685 in ceding commissions earned on the quota share with

Endurance, as well as $3,930 in amortization of acquisition costs on the related assumed business.

In connection with this transaction, the Company recorded the following non-recurring revenues and expenses during the quarter ended June 30, 2002:

Minimum proceeds related to sale of renewal rights               $ 8,000
Accelerated amortization of reinsurance
    contracts not transferred in sale                             (7,824)
Legal expenses                                                      (250)
Severance and related expenses                                    (2,814)
                                                                 -------
Net loss on sale of LaSalle Re's in-force
   reinsurance business before commission
   income on quota share contract                                $(2,888)
                                                                 =======

Note 3 Advance to Parent

In June, 2002, the Company transferred $258,000 in cash to Trenwick. This has been presented in the accompanying financial statements as an advance to parent and a reduction in shareholders' equity.

Note 4 Segment Information

The Company conducted its business in two segments: worldwide property catastrophe reinsurance and Lloyd's syndicates, both of which are now in runoff. The worldwide property catastrophe reinsurance segment, which was formerly written in Bermuda, provided reinsurance for property catastrophe and for other lines of business which have similar characteristics, namely high severity and low frequency. Effective April 1, 2002, the Company ceased underwriting property catastrophe reinsurance (Refer to Note 2). The Lloyd's syndicates are in runoff.

The following tables present business segment financial information for the Company as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001.

                                                    June 30,       December 31,
Total assets:                                         2002             2001
                                                  -------------   -------------
Worldwide property catastrophe reinsurance        $     587,986   $     765,697
Lloyd's syndicates                                       16,539          36,623
                                                  -------------   -------------
Total assets                                      $     604,525   $     802,320
                                                  =============   =============

                                         Three months            Six months
                                      -------------------   --------------------
Total revenues:                         2002       2001       2002        2001
                                      --------   --------   --------    --------
Worldwide property
  catastrophe reinsurance             $ 12,922   $ 32,239   $ 50,764    $ 64,924
Lloyd's syndicates                         633      6,256       (364)     10,363
                                      --------   --------   --------    --------
Total revenues                        $ 13,555   $ 38,495   $ 50,400    $ 75,287
                                      ========   ========   ========    ========

                                      Three months              Six months
                                   --------------------    --------------------
Net income:                          2002        2001        2002        2001
                                   --------    --------    --------    --------
Worldwide property
  catastrophe reinsurance          $ 24,587    $ 10,645    $ 40,671    $ 30,406
Lloyd's syndicates                     (420)       (954)     (3,235)     (1,522)
                                   --------    --------    --------    --------
Net income                         $ 24,167    $  9,691    $ 37,436    $ 28,884
                                   ========    ========    ========    ========

Note 5 Underwriting Activities

The components of premiums written and earned for the three and six months ended June 30, 2002 and 2001 are as follows:

                                       Three months            Six months
                                  --------------------    ---------------------
                                    2002        2001         2002        2001
                                  --------    --------    ---------    --------
Gross premiums written            $ 20,213    $ 39,618    $ 101,779    $ 99,653
Ceded premiums written             (67,475)     (2,503)    (100,486)    (21,666)
                                  --------    --------    ---------    --------
Net premiums written              $(47,262)   $ 37,115    $   1,293    $ 77,987
                                  ========    ========    =========    ========

Gross premiums earned             $ 35,113    $ 37,082    $  76,258    $ 66,609
Ceded premiums earned              (33,486)     (9,269)     (46,517)    (17,168)
                                  --------    --------    ---------    --------
Net premiums earned               $  1,627    $ 27,813    $  29,741    $ 49,441
                                  ========    ========    =========    ========

Note 6 Accounting Standards

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 which amended the accounting for goodwill and other intangible assets. This new statement required the Company to credit the negative goodwill balance of $11,586 to operations as of January 1, 2002 as a cumulative effect of change in accounting principle.

The following table presents the pro forma effect on net income for the quarter and six months ended June 30, 2001 had this accounting standard been effective January 1, 2001, as compared to net income for the quarter and six months ended June 30, 2002.

                                           Three Months           Six Months
                                       -------------------   -------------------
                                         2002       2001       2002       2001
                                       --------   --------   --------   --------
Reported net income                    $ 24,167   $  9,691   $ 37,436   $ 28,884
   Less: goodwill accretion                  --        122         --        244
   Cumulative effect of change
     in accounting for goodwill              --         --     11,586         --
                                       --------   --------   --------   --------
Adjusted net income                    $ 24,167   $  9,569   $ 25,850   $ 28,640
                                       ========   ========   ========   ========

Note 7 Credit Agreement

Concurrent with the Trenwick/LaSalle business combination in September of 2000, Trenwick America Corporation and Trenwick Holdings Limited, Trenwick's U.S. and U.K. holding companies, entered into an amended and restated $490,000 credit agreement with various lending institutions. The credit agreement consisted of both a $260,000 revolving credit facility and a $230,000 letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid on June 17, 2002. The letter of credit facility may only be used to support the Lloyd's syndicate participations of Trenwick's subsidiaries. As of June 30, 2002, $230,000 of letters of credit remain outstanding under the credit facility. The letter of credit facility is scheduled to expire in November 2002. In the event that Trenwick is unable to renew the current letter of credit facility, obtain a replacement letter of credit facility, post sufficient collateral to support its Lloyd's underwriting activities or obtain an alternative form of Lloyd's capital support, it will be required to reduce or cease its underwriting activities at Lloyd's for the 2003 year of account.

The credit agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, Trenwick's minimum interest coverage, debt to capital leverage, minimum earned surplus, maintenance of a minimum A.M. Best Company rating of A- and tangible net worth. As of June 30, 2002, Trenwick was in compliance with the credit agreement covenants.

If Trenwick is unable to meet the credit agreement's financial covenants, it may be required to collateralize the outstanding letters of credit issued under the credit agreement through additional financing, asset sales, subsidiary dividends or similar transactions.

Trenwick's ability to refinance its existing letter of credit obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. Following Trenwick's claims and claims expense liability reserve increase in the second quarter of 2001 and the losses it sustained in the September 11th terrorist attacks, its senior debt ratings were downgraded by Standard & Poor's Corporation to BBB- and by Moody's Investors Service to Ba2. On August 2, 2002, Standard & Poor's Corporation further lowered Trenwick's senior debt ratings to BB. Trenwick's ability to refinance its outstanding letter of credit obligations, as well as the cost of such borrowings, could be adversely affected by these ratings downgrades or if its ratings were downgraded further.

Should Trenwick's subsidiaries be unable to meet any letter of credit reimbursement obligations as they fall due, and such repayments are not refinanced, the Company would become liable for such repayments under the terms of guarantees under the credit agreement. No liability for any such amounts has been reflected in the Company's financial statements. Because Trenwick America Corporation, Trenwick Holdings Ltd. and Trenwick are holding companies, their principal source of funds consists of permissible dividends, tax allocation payments and other statutorily permissible payments from their respective operating subsidiaries. As a result of recent losses incurred by Trenwick's operating subsidiaries, their cash distribution capacities have been significantly reduced.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting the results of operations of LaSalle Re Holdings Limited (the "Company") for the three and six months ended June 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of the Company contained in this filing as well as in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of LaSalle Re Holdings Ltd. for the year ended December 31, 2001.

Overview

On September 27, 2000, the Company and LaSalle Re completed a business combination with Trenwick Group Ltd. ("Trenwick") and Trenwick Group Inc. (the "Trenwick/LaSalle business combination"). Under the terms of the business combination, the common shareholders of the Company, Trenwick, Trenwick Group Inc., and the minority shareholders of LaSalle Re Limited, exchanged their shares on a one-for-one basis for shares in Trenwick. Following this transaction, the Company became a wholly owned subsidiary of Trenwick.

Prior to April 1, 2002, the Company underwrote primarily property catastrophe reinsurance on a worldwide basis through its subsidiary, LaSalle Re Limited ("LaSalle Re").

Effective April 1, 2002, the Company and Trenwick sold the in-force property catastrophe reinsurance business of its subsidiary, LaSalle Re to Endurance Specialty Insurance, Ltd. ("Endurance"). The sale was effected through a 100% quota share reinsurance agreement, with Endurance paying Trenwick a ceding commission of 25% of premiums ceded under the quota share agreement and additional profit sharing of 50% if the losses do not exceed a loss ratio of 45%. In addition, Endurance will have the right to renew LaSalle Re's in-force business as it expires in exchange for a 12.5% commission on the business renewed. Included in the 2002 second quarter results are $6.7 million in ceding commissions earned on the quota share with Endurance. The loss on sale of in-force business recorded during the second quarter of 2002 of $2.9 million represents the net of the non-recurring revenue and expense items incurred as a result of the sale.

Through LaSalle Re Corporate Capital, the Company also provided capital support to selected Lloyd's syndicates which individually wrote the following lines of business: direct and facultative property insurance; marine reinsurance; and professional indemnity, directors and officers insurance and bankers blanket bond business. The Company ceased to actively underwrite at Lloyd's effective December 31, 2000. Therefore, with effect from January 1, 2001, the Company's financial results will only be impacted by changes in estimates relating to open underwriting years results, which are currently 1999 and 2000.

LaSalle Re, the Company's principal subsidiary is rated B++ by A.M. Best Company and has been assigned a BBB financial strength rating by Standard & Poor's. These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Results of Operations - Three Months Ended June 30, 2002 and 2001

                                             2002        2001       Change
                                           --------    --------    --------
                                                   (in thousands)
Underwriting income (loss)                 $ 15,195    $ (1,735)   $ 16,930
Net investment income                         7,080       9,776      (2,696)
Foreign currency (losses) gains                 (68)        744        (812)
Accretion of goodwill                            --         122        (122)
                                           --------    --------    --------
Operating income                             22,207       8,907      13,300
Net realized investment gains                 4,848         784       4,064
Loss on sale of LaSalle Re's in-force
  reinsurance business before commission
  income on quota share contract             (2,888)         --      (2,888)
                                           --------    --------    --------
Net income                                 $ 24,167    $  9,691    $ 14,476
                                           ========    ========    ========

Operating income of $22.2 million in the three months ended June 30, 2002 represented a $13.3 million increase compared to operating income of $8.9 million recorded in the three months ended June 30, 2001. The increase was primarily due to improved underwriting results, offset in part by a decrease in net investment income.

Underwriting income (loss)

The Company produced an underwriting income of $15.2 million in the second quarter of 2002 compared to an underwriting loss of $1.7 million in the second quarter of 2001. Details of underwriting income and loss are produced below:

                                                  2002       2001        Change
                                                --------   --------    --------
                                                        (in thousands)
Net premiums earned                             $  1,627   $ 27,813    $(26,186)
                                                --------   --------    --------
Claims and claims expenses
  incurred                                       (12,886)    20,231     (33,117)
Acquisition costs & underwriting
  expenses                                          (682)     9,317      (9,999)
                                                --------   --------    --------
Total expenses                                   (13,568)    29,548     (43,116)
                                                --------   --------    --------
Net underwriting income (loss)                  $ 15,195   $ (1,735)   $ 16,930
                                                ========   ========    ========

Loss ratio                                           N/M       72.7%        N/M
Underwriting expense ratio                           N/M       33.5%        N/M
Combined ratio                                       N/M      106.2%        N/M

The underwriting income of $15.2 million in the second quarter of 2002 represented a $16.9 million increase compared to the second quarter of 2001. The increase resulted from favorable development in prior period loss reserves, combined with the absence of catastrophe losses in 2002 and the ceding commission earned on the Endurance transaction.

The loss, underwriting expense and combined ratios are listed as not meaningful for the second quarter of 2002 because, with the completion of the Endurance transaction, virtually all of the Company's premiums have been ceded to Endurance.

Premiums written

Gross premiums written for the second quarter of 2002 were $20.2 million compared to $39.6 million for the second quarter of 2001, a decrease of $19.4 million or 49.0%. Details of gross premiums written are provided below:

                                                  2002       2001       Change
                                                --------   --------    --------
                                                         (in thousands)
Property catastrophe
  U.S                                           $  7,024   $ 17,420    $(10,396)
  International                                    7,601     10,830      (3,229)
                                                --------   --------    --------
Total property catastrophe                        14,625     28,250     (13,625)
Other lines                                        2,773      5,012      (2,239)
Lloyd's                                              330      3,175      (2,845)
Fronted premiums, premium
   adjustments, reinstatement
   premiums & no claims bonuses                    2,485      3,181        (696)
                                                --------   --------    --------
Gross premiums written                          $ 20,213   $ 39,618    $(19,405)
                                                ========   ========    ========

The decrease in gross premiums written was primarily a result of the Endurance transaction, whereby the Company ceased writing property catastrophe reinsurance business after April 1, 2002.

Premiums earned

                                                  2002       2001       Change
                                                --------   --------    --------
                                                         (in thousands)
Gross premiums written                          $ 20,213   $ 39,618    $(19,405)
Change in gross unearned
   premiums                                       14,900     (2,536)     17,436
Gross premiums earned                             35,113     37,082      (1,969)
                                                --------   --------    --------

Gross premiums ceded                             (67,475)    (2,503)    (64,972)
Change in ceded unearned
  premiums                                        33,989     (6,766)     40,755
                                                --------   --------    --------
Ceded premiums earned                            (33,486)    (9,269)    (24,217)
                                                --------   --------    --------
Net premiums earned                             $  1,627   $ 27,813    $(26,186)
                                                ========   ========    ========

Gross premiums ceded for the three months ended June 30, 2002 were $67.5 million compared to $2.5 million for the three months ended June 30, 2001. The increase of $65.0 million was due to the 100% quota share contract with Endurance which included the cession of approximately $68.8 million of premiums of which $50.7 million represented in-force premiums that had been recorded as gross written premiums during the first quarter of 2002.

Net premiums earned for the three months ended June 30, 2002 were $1.6 million compared to $27.8 million for the three months ended June 30, 2001. The decrease of $26.2 million was due to the Endurance quota share reinsurance contract as noted above.

Claims and claims expenses

Claims and claims expenses for the three months ended June 30, 2002 were $(12.9) million compared to $20.2 million for the same period in 2001, a decrease of $33.1 million. The decrease is a result of favorable loss reserve development of approximately $12.1 million applicable to prior periods recorded during the quarter, combined with the sale of the Company's in-force business to Endurance.

Acquisition costs and underwriting expenses

                                                  2002       2001       Change
                                                --------   --------    --------
Policy acquisition costs                        $ (2,143)  $  6,235    $ (8,378)
Underwriting costs                                 1,461      3,081       1,620
                                                --------   --------    --------
Total underwriting expenses                     $   (682)  $  9,316    $ (9,998)
                                                ========   ========    ========

Underwriting expense ratio                           N/M       33.5%        N/M
                                                ========   ========    ========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses for the second quarter of 2002 decreased $10.0 million compared to underwriting expenses for the second quarter of 2001. Policy acquisition costs are positive due to ceding commissions of approximately $6.7 million earned by the Company during the quarter on the Endurance transaction, which exceeded policy acquisition costs incurred for the same period. Underwriting costs have declined due to a reduction in overhead expenses following the completion of the Endurance transaction.

The underwriting expense ratio for the second quarter of 2002 is listed as not meaningful because, with the completion of the Endurance transaction, virtually all of the Company's premiums have been ceded to Endurance.

Net investment income

                                                2002       2001       Change
                                              --------   --------    --------
                                                      (in thousands)
Average invested assets                       $510,293   $581,682    $(71,389)
Average annualized yields                          5.5%       6.4%       (0.9)%

Net Investment income - portfolio             $  7,219   $  9,238    $ (2,019)
Investment income - non-portfolio                   57        722        (665)
Investment expenses                               (196)      (184)        (12)
                                              --------   --------    --------
Net investment income                         $  7,080   $  9,776    $ (2,696)
                                              ========   ========    ========

Net investment income for the three months ended June 30, 2002 was $7.1 million compared to $9.8 million for the same period in 2001. The decrease of $2.7 million was due to the overall decline in market yields during the first half of 2002.

Foreign currency (losses) gains

The Company recorded foreign currency losses of $0.1 million for the three months ended June 30, 2002, compared to a gain of $0.7 million for the three months ended

June 30, 2001. The loss was the result of a decline in the value of the U.S. dollar during the 2002 second quarter.

Non-operating income and expenses

Net realized gains on investments were $4.8 million during the three months ended June 30, 2002, compared to $0.8 million for the three months ended June 30, 2001. The gains in 2002 were a result of security sales executed in order to fund the return of capital of $258 million to Trenwick.

The loss on sale of in-force business to Endurance recorded during the second quarter of 2002 represents the non-recurring revenue and expense items incurred as a result of the sale of the business of LaSalle Re to Endurance.

Results of Operations - Six Months Ended June 30, 2002 and 2001

                                                  2002       2001       Change
                                                --------   --------    --------
                                                        (in thousands)

Underwriting income                             $  8,397   $  3,049    $  5,348
Net investment income                             15,415     19,234      (3,819)
Foreign currency losses                             (318)       (11)       (307)
Accretion of goodwill                                 --        244        (244)
                                                --------   --------    --------
Operating income                                  23,494     22,516        (978)
Net realized investment gains                      5,244      6,368      (1,124)
Loss on sale of LaSalle Re's in-force
  reinsurance business before commission
  income on quota share contract                  (2,888)        --      (2,888)
Cumulative effect of change in
  accounting  principle                           11,586         --      11,586
                                                --------   --------    --------
Net income                                      $ 37,436   $ 28,884    $  8,552
                                                ========   ========    ========

Operating income of $23.5 million for the six months ended June 30, 2002 represented a $1.0 million increase compared to operating income of $22.5 million recorded in the six months ended June 30, 2001.

Underwriting income

The Company produced underwriting income of $8.4 million in the first half of 2002 compared to underwriting income of $3.0 million in the first half of 2001. Details of underwriting income are produced below:

                                               2002       2001       Change
                                             --------   --------    --------
                                                    (in thousands)
Net premiums earned                          $ 29,741   $ 49,441    $(19,700)
                                             --------   --------    --------
Claims and claims expenses
  incurred                                     17,302     30,633     (13,331)
Acquisition costs & underwriting
  expenses                                      4,042     15,759     (11,717)
                                             --------   --------    --------
Total expenses                                 21,344     46,392     (25,048)
                                             --------   --------    --------
Net underwriting income                      $  8,397   $  3,049    $  5,348
                                             ========   ========    ========

Loss ratio                                       58.2%      62.0%       (3.8)%
Underwriting expense ratio                       13.6%      31.9%      (18.3)%
Combined ratio                                   71.8%      93.9%      (22.1)%

Underwriting income of $8.4 million in the first half of 2002 represented a $5.4 million increase compared to the underwriting income of $3.0 million in the first half of 2001. The increase in underwriting income was due to favorable development on prior period loss reserves recorded during the second quarter of 2002 combined with the ceding commission earned on the Endurance transaction offset in part by additional losses recorded during the first quarter of 2002 related to the September 11th terrorist attacks.

The decrease in the combined ratio for the first six months of 2002 compared to the same period in 2001 is principally the result of the Endurance transaction under which virtually all of the Company's premiums during the second quarter of 2002 were ceded to Endurance.

Premiums written

Gross premiums written for the first six months of 2002 were $101.8 million compared to $99.7 million for the first six months of 2001, an increase of $2.1 million. Details of gross premiums written are provided below:

                                                  2002       2001        Change
                                                --------   --------    --------
                                                        (in thousands)
Property catastrophe:
    U.S                                         $ 45,337   $ 47,635    $ (2,298)
    International                                 36,688     30,290       6,398
                                                --------   --------    --------
Total property catastrophe                        82,025     77,925       4,100
Other lines                                       14,775     16,165      (1,390)
Lloyd's                                              558      3,174      (2,616)
Fronted premiums, premium
   adjustments, reinstatement
   premiums & no claims bonuses                    4,421      2,389       2,032
                                                --------   --------    --------
  Gross premiums written                        $101,779   $ 99,653    $  2,126
                                                ========   ========    ========

The increase in premiums written for the first six months of 2002 was a result of the increased rate environment offset by the sale of the in-force reinsurance business as of April 1, 2002 to Endurance.

Premiums earned

                                                  2002       2001       Change
                                                --------   --------    --------
                                                         (in thousands)
Gross premiums written                          $101,779   $ 99,653    $  2,126
Change in gross unearned
   premiums                                      (25,521)   (33,044)      7,523
                                                --------   --------    --------
Gross premiums earned                             76,258     66,609       9,649
                                                --------   --------    --------

Gross premiums ceded                            (100,486)   (21,666)    (78,820)
Change in ceded unearned
  premiums                                        53,969      4,498      49,471
                                                --------   --------    --------
Ceded premiums earned                            (46,517)   (17,168)    (29,349)
                                                --------   --------    --------
Net premiums earned                             $ 29,741   $ 49,441    $(19,700)
                                                ========   ========    ========

Gross premiums ceded for the six months ended June 30, 2002 were $100.5 million compared to $21.7 million for the six months ended June 30, 2001. The increase of $78.8 million was due to the ceding of the Company's in-force business as of April 1, 2002 to Endurance.

Net premiums earned for the six months ended June 30, 2002 were $29.7 million compared to $49.4 million for the six months ended June 30, 2001. The decrease of $19.7 million was due to the ceding of the Company's in-force business as of April 1, 2002 to Endurance.

Claims and claims expenses

Claims and claims expenses for the six months ended June 30, 2002 were $17.3 million compared to $30.6 million for the same period in 2001, a decrease of $13.3 million. The decrease in claims and claims expenses in 2002 resulted from favorable development in prior period loss reserves offset in part by $21.7 million of additional losses recorded in the first half of 2002 related to the September 11th terrorist attacks.

Acquisition costs and underwriting expenses

                                               2002       2001       Change
                                             --------   --------    --------
                                                     (in thousands)
Policy acquisition costs                     $  1,093   $  9,967    $ (8,874)
Underwriting costs                              2,949      5,792      (2,843)
                                             --------   --------    --------
Total underwriting expenses                  $  4,042   $ 15,759    $(11,717)
                                             ========   ========    ========

Underwriting expense ratio                       13.6%      31.9%      (18.3)%
                                             ========   ========    ========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses for the first six months of 2002 decreased $11.7 million compared to underwriting expenses for the first six months of 2001. Policy acquisition costs are lower due to the ceding commission of $6.7 million earned during the second quarter on the Endurance transaction. Underwriting costs have decreased due to a reduction in overhead expenses following the completion of the Endurance transaction.

Net investment income

                                           2002          2001         Change
                                        ---------     ---------     ---------
                                                   (in thousands)
Average invested assets                 $ 520,770     $ 568,447     $ (47,677)
Average annualized yields                     6.1%          6.4%         (0.3)%

Investment income - portfolio           $  15,887     $  18,452     $  (2,565)
Investment income - non-portfolio            (114)        1,155        (1,269)
Investment expenses                          (358)         (373)          (15)
                                        ---------     ---------     ---------
Net investment income                   $  15,415     $  19,234     $  (3,819)
                                        =========     =========     =========

Net investment income for the six months ended June 30, 2002 was $15.4 million compared to $19.2 million for the same period in 2001. The decrease of $3.8 million was due to the overall decline in market yields during 2002.

Foreign currency losses

The Company recorded foreign currency losses of $0.3 million for the six months ended June 30, 2002, relatively unchanged from the same period in 2001.

Non-operating income and expenses

Net realized gains on investments were $5.2 million during the six months ended June 30, 2002, compared to $6.4 million for the six months ended June 30, 2001. The gains in 2002 were a result of security sales executed in order to fund the return of capital of $258 million to Trenwick. The gains in 2001 resulted from a change in composition of the investment portfolio due to a change in investment managers.

The Company adopted Statement of Financial Accounting Standards No. 142 effective January 1, 2002. As a result, the Company wrote off its negative goodwill as of January 1, 2002 as a cumulative effect of change in accounting principle, which increased net income for the six months ended June 30, 2002 by $11.6 million.

The loss on sale of in-force business to Endurance recorded during the second quarter of 2002 represents the net of the non-recurring revenue and expense items incurred as a result of the sale.

Liquidity and Capital Resources

As of June 30, 2002, the Company's consolidated investments and cash totaled $358.0 million as compared to $618.8 million at December 31, 2001. Both balances included a loan to Trenwick of $75.0 million. Interest is charged on this loan at a rate equal to that generated by the Company's investment portfolio and the loan is repayable upon demand. The decrease of $260.8 million resulted from an advance of $258.0 million to Trenwick.

As of June 30, 2002, the Company's consolidated shareholder equity totaled $203.0 million compared to $437.6 million at December 31, 2001. The decrease of $234.6 million was primarily a result of the advance to Trenwick referred to above.

Cash provided by the Company's operating activities for the six months ended June 30, 2001 was $5.7 million compared to cash provided of $22.6 million in the comparable period of 2001. The reduction of cash flow from operations was due primarily to an overall increase in premiums ceded as a result of the Endurance transaction.

Net cash for investing activities during the six months ended June 30, 2002 was $237.8 million compared to $30.9 million used for investing activities for the same period in 2001. The increase was used to fund the $258.0 million advance to Trenwick.

Net cash used in financing activities during the six months ended June 30, 2002 included $4.0 million of dividends paid to common shareholders, an increase of $0.5 million over the comparable period in 2001 and $3.2 million of dividends to preferred shareholders which was comparable to the 2001 period, and a $258.0 million advance to Trenwick.

Financings, Financing Capacity and Capitalization

Concurrent with the Trenwick/LaSalle business combination in September of 2000, Trenwick America Corporation and Trenwick Holdings Limited, the Company's U.S. and U.K. holding affiliates, entered into an amended and restated $490 million credit agreement with various lending institutions. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan. Trenwick America Corporation is the primary obligor with respect to the revolving credit facility, and Trenwick Holdings Limited is the primary obligor with respect to the letter of credit facility. Guarantees are provided by the Company and Trenwick with respect to both Trenwick America Corporation's and Trenwick Holdings Limited's obligations and additionally by Trenwick America Corporation with respect to Trenwick Holdings Limited's obligations. The credit agreement provides for a letter of credit facility which may only be used to support the Lloyd's syndicate participations of Trenwick's subsidiaries. The letter of credit facility is scheduled to expire in November 2002. In the event that Trenwick is unable to renew the current letter of credit facility, obtain a replacement letter of credit facility, post sufficient collateral to support its Lloyd's underwriting activities or obtain an alternative form of Lloyd's capital support, it will be required to reduce or cease its underwriting activities at Lloyd's for the 2003 year of account.

The credit agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, Trenwick's minimum interest coverage, debt to capital leverage, minimum earned surplus, maintenance of a minimum A.M. Best Company rating of A- and tangible net worth. As of June 30, 2002, Trenwick was in compliance with the credit agreement covenants.

On April 12, 2002, Trenwick, its subsidiaries and financial institutions holding a majority of the outstanding indebtedness under the credit facility executed an amendment to the credit facility. The amendment required Trenwick to pledge its shares of the Company and LaSalle Re in favor of the lenders under the credit facility. In addition, the amendment revised the financial covenants relating to interest coverage and tangible net worth (each as defined by the financial covenants in the credit agreement). The amendment set Trenwick's minimum interest coverage ratio at 1.25 to 1 for the first quarter of 2002, 1.5 to 1 for the second quarter of 2002, 1.75 to 1 for the third quarter of 2002 and 2.5 to 1 thereafter. Trenwick's interest coverage ratio for the quarter ending June 30, 2002 was 2.1 to 1. The amendment adjusted the minimum tangible net worth Trenwick must maintain to the following base amounts plus 50% of net income earned during the period:

                                                                Minimum Tangible
Time Period                                                     Net Worth
-----------                                                     ---------

Through May 15, 2002                                            $450,000,000
From May 16, 2002 to August 14, 2002                            $475,000,000
From August 15, 2002 to November 14, 2002                       $525,000,000
From November 15, 2002 to March 30, 2003                        $550,000,000
Thereafter                                                      $560,000,000

Trenwick's consolidated tangible net worth as defined by the terms of the credit facility was $493.3 million at June 30, 2002.

A previous amendment adjusted downward the minimum risk-based capital requirement for Trenwick's subsidiary, Chartwell Insurance Company, from 300% to 225% through December 31, 2002. Thereafter, the minimum risk-based capital for Chartwell Insurance Company returns to 300%. The risk-based capital for Chartwell Insurance Company as of December 31, 2001 was 257%.

The amendment increased the applicable margin on the interest paid by Trenwick by 1% and added an additional .5% fee payable by Trenwick in the event the letters of credit outstanding are not secured in accordance with the following schedule:

   Date                                 Percentage of Outstanding Indebtedness
   ----                                 --------------------------------------
   September 30, 2002                                    40%
     June 30, 2003                                       60%
     June 30, 2004                                       80%

On June 17, 2002, Trenwick repaid in full the outstanding $195 million in principal amount of term loan indebtedness under the credit facility. As of June 30, 2002, $230 million of letters of credit remain outstanding under the credit facility.

Trenwick's ability to refinance its existing debt obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. Following Trenwick's claims and claims expense liability reserve increase in the second quarter of 2001 and the losses it sustained in the September 11th terrorist attacks, its senior debt ratings were downgraded by Standard & Poor's Corporation to BBB- and by Moody's Investors Service to Ba2. On August 2, 2002, Standard & Poor's Corporation further lowered Trenwick's senior debt ratings to BB. Trenwick's ability to refinance its outstanding debt obligations, as well as the cost of such borrowings, could be adversely affected by these ratings downgrades or if its ratings were downgraded further.

Should Trenwick be unable to meet any letter of credit reimbursement obligations the loan repayments as they fall due, and such repayments are not refinanced, the Company would become liable for such repayments under the terms of the guarantees. No liability for any such amounts has been reflected in the Company's financial statements. Because Trenwick America Corporation, Trenwick Holdings Ltd. and Trenwick are holding companies, their principal source of funds consists of permissible dividends, tax allocation payments and other statutorily permissible payments from their respective operating subsidiaries. As a result of recent losses incurred by Trenwick's other operating subsidiaries, their cash distribution capacities have been significantly reduced.

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

Catastrophe Equity Put

On September 27, 2000, Trenwick assumed the benefits and obligations of the Company under a $100 million catastrophe equity put option. The catastrophe put option was amended and restated as of January 1, 2001 and amended as of January 25, 2002. As amended, the catastrophe equity put enables Trenwick to raise up to $55 million of equity, through the issue of convertible preferred shares to European Reinsurance Company of Zurich ("European Re"), a subsidiary of Swiss Reinsurance Company, in the event there is a qualifying catastrophic event or events occurring prior to January 1, 2002. The preferred shares can be redeemed by Trenwick at any time following their issuance. In addition, European Re can convert its preferred shares into common shares of Trenwick at any time after they have been outstanding for five years or upon a change in control of Trenwick or a decline in Trenwick's net worth below a specified level. Conversion is at the greater of the book value of Trenwick at the date of conversion or the market value of the common shares based on the 30-day trading average prior to conversion. The annual net option premium for the catastrophe equity put has been charged to additional paid in capital.

As a result of the terrorist attacks of September 11, 2001, Trenwick has incurred in excess of $140 million in catastrophe losses as defined under the option agreement and delivered notice of exercise of the catastrophe equity put on March 28, 2002.

On July 1, 2002, Trenwick commenced an arbitration proceeding seeking $55 million in damages and other relief against European Re. The claims arise out of European Re's failure to meet its obligations under the catastrophe equity put. European Re has named an arbitrator and Trenwick is required to name an arbitrator on or before August 30, 2002.

Accounting Standards

Effective January 1, 2002, the Company adopted a new Financial Accounting Standards Board statement which amended the accounting for goodwill and other intangible assets. This new statement suspended systematic goodwill amortization and required the Company to credit its negative goodwill balance of $11.6 million to operations as of January 1, 2002 as a cumulative effect of an accounting change.

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

- The ability of Trenwick to refinance or repay its outstanding indebtedness;

- Changes in the financial strength ratings assigned to the Company and its operating subsidiaries.

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

                           LaSalle Re Holdings Limited
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

            On July 1, 2002, Trenwick, the Company's ultimate parent company, commenced an arbitration proceeding seeking $55 million in damages and other relief against European Reinsurance Company of Zurich, a subsidiary of Swiss Reinsurance Company. The claims arise out of European Re's failure to meet its obligations under a catastrophe equity put agreement, which entitled Trenwick to raise up to $55 million of equity through the issuance of convertible preferred shares to European Re in the event there was a qualifying catastrophic event or events occurring prior to January 1, 2002. The terrorist attacks of September 11, 2001 constituted a qualifying catastrophic event and Trenwick delivered notice of exercise of the catastrophe equity put on March 28, 2002. Since commencement of the arbitration, European Re has named its arbitrator. Trenwick is required to name its arbitrator by August 30, 2002.

            In addition, the Company is party to various legal proceedings arising in the normal course of its business. The Company does not believe that the eventual outcome of any such proceeding will have a material effect on its financial condition or business. The Company's subsidiaries are regularly engaged in the investigation and defense of claims arising out of the conduct of their business. Pursuant to the Company's insurance and reinsurance arrangements, disputes are generally required to be finally settled by arbitration.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

            None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5. OTHER INFORMATION

            None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The following reports on From 8-K were filed during the quarter ended June 30, 2002:

Date of Report    Item Reported
--------------    -------------
May 16, 2002      Sale of the business of LaSalle Re to Endurance Specialty
                  Insurance, Ltd.

June 17, 2002     Repayment by Trenwick America Corporation of $195 million
                  principal amounts of outstanding term loans under its bank credit facility.

July 1, 2002      Commencement of arbitration against European Reinsurance
                  Company of Zurich related to Catastrophe Equity Securities
                  Issuance Option Agreement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        LaSalle Re Holdings Limited


Date: 8/14/02           By: /s/ James F. Billett, Jr.
     --------              -------------------------------------
                           Name: James F. Billett, Jr.
                           Title: Chairman, President
                                  and Chief Executive Officer


Date: 8/14/02           By:  /s/   Ginette Handfield
     --------              --------------------------------------
                           Name: Ginette Handfield
                           Title: Senior Vice President and
                                  Chief Financial Officer