Form 10-Q
period 2002-09-30
LASALLE RE HOLDINGS LTD
filed 2002-11-14
CIK 1001384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of November 13, 2002 was 20,432,043.

                           LaSalle Re Holdings Limited
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                                 Page
  ITEM 1.      Unaudited Consolidated Financial Statements.
               Consolidated Balance Sheet
               September 30, 2002 and December 31, 2001 .......................    1


               Consolidated Statements of Operations and
               Comprehensive Income
               Three Months and Nine Months ended
               September 30, 2002 and 2001 ....................................    2

               Consolidated Statement of Cash Flows
               Nine Months ended September 30, 2002 and 2001 ..................    3


               Consolidated Statement of Changes in Shareholders'
               Equity Nine Months ended September 30, 2002 and 2001 ...........    4

               Notes to Unaudited Consolidated Financial Statements ...........    5

  ITEM 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations ............................    14

  ITEM 3.      Qualitative and Quantitative Disclosures About
               Market Risk ....................................................    29

  ITEM 4.      Controls and Procedures ........................................    29

                           PART II - OTHER INFORMATION

  ITEM 1.      Legal Proceedings ..............................................    31

  ITEM 2.      Changes in Securities and Use of Proceeds ......................    31

  ITEM 3.      Defaults upon Senior Securities ................................    31

  ITEM 4.      Submission of Matters to a Vote of Security Holders ............    32

  ITEM 5.      Other information ..............................................    32

  ITEM 6.      Exhibits and Reports on Form 8-K ...............................    32

Signatures ....................................................................    34

                           LaSalle Re Holdings Limited
                           Consolidated Balance Sheet
            (Amounts expressed in thousands of United States dollars,
                        except share and per share data)
                    September 30, 2002 and December 31, 2001

                                                       (Unaudited)
                                                           2002        2001
                                                        ---------    --------
ASSETS
Debt securities available for sale, at fair value       $ 260,328    $507,278
Cash and cash equivalents                                  22,146      36,431
Accrued investment income                                   1,927      12,192
Premiums receivable                                        74,324      86,227
Reinsurance recoverable balances                           82,864      57,179
Prepaid reinsurance premiums                               31,627       8,206
Deferred policy acquisition costs                           4,782       4,933
Trenwick Group Ltd. advances                               14,420      11,651
Trenwick Group Ltd. loan                                   75,000      75,000
Reinsurance deposits and other assets                       1,390       3,223
                                                        ---------    --------
Total assets                                            $ 568,808    $802,320
                                                        =========    ========
LIABILITIES
Unpaid claims and claims expenses                       $ 263,088    $280,487
Unearned premium income                                    34,870      34,937
Reinsurance balances payable                               42,824      24,892
Deferred commission income                                  7,381          --
Negative goodwill                                              --      11,586
Other liabilities                                          12,244      12,823
                                                        ---------    --------
Total liabilities                                         360,407     364,725
                                                        ---------    --------
SHAREHOLDERS' EQUITY
Series A preferred shares, $1.00 par value,
  3,000,000 shares issued and outstanding,
  at liquidation value                                     75,000      75,000
Common shares, $1.00 par value, 20,432,043
  shares issued and outstanding                            20,432      20,432
Additional paid in capital                                292,039     292,039
Advance to parent                                        (258,000)         --
Retained earnings                                          78,795      45,320
Accumulated other comprehensive income                        135       4,804
                                                        ---------    --------
Total shareholders' equity                                208,401     437,595
                                                        ---------    --------
Total liabilities and shareholders' equity              $ 568,808    $802,320
                                                        =========    ========

        The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
          Consolidated Statement of Operations and Comprehensive Income
             Three and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)
            (Amounts expressed in thousands of United States dollars)

                                                    Three Months            Nine Months
                                               --------------------    ---------------------
                                                  2002       2001         2002        2001
                                               ---------  ---------    ---------   ---------
 REVENUES
 Net premiums earned                           $   3,484  $  29,777    $  33,225   $  79,218
 Net investment income                             3,771      9,900       19,187      29,134
 Net realized investment gains                       434      1,348        5,677       7,716
 Negative goodwill accretion                          --        122           --         366
                                               ---------  ---------    ---------   ---------
 Total revenues                                    7,689     41,147       58,089     116,434
                                               ---------  ---------    ---------   ---------
 EXPENSES
 Claims and claims expenses incurred                (723)    99,878       16,579     130,511
 Policy acquisition costs                           (799)     6,761          294      16,728
 Underwriting expenses                             2,154      3,185        5,103       8,977
 Loss on sale of LaSalle Re's in-force
  reinsurance business before commission
  income on quota share contract                      --         --        2,888          --
 Foreign currency losses                              95         19          413          30
                                               ---------  ---------    ---------   ---------
 Total expenses                                      727    109,843       25,277     156,246
                                               ---------  ---------    ---------   ---------
Income (loss) before cumulative effect
  of change in accounting principle                6,962    (68,696)      32,812     (39,812)
Cumulative effect of change
         in accounting principle                      --         --       11,586          --
                                               ---------  ---------    ---------   ---------
 Net income (loss)                                 6,962    (68,696)      44,398     (39,812)
 Preferred share dividends                         1,641      1,641        4,923       4,923
                                               ---------  ---------    ---------   ---------
 Net income (loss) available to
  common shareholders                          $   5,321  $ (70,337)   $  39,475   $ (44,735)
                                               =========  =========    =========   =========
 COMPREHENSIVE INCOME (LOSS)
 Net income (loss)                             $   6,962  $ (68,696)   $  44,398   $ (39,812)
 Other comprehensive income (loss):
    Net unrealized investment gains (losses)       2,125     10,251       (4,669)      9,794
                                               ---------  ---------    ---------   ---------
 Comprehensive income (loss)                   $   9,087  $ (58,445)   $  39,729   $  30,018
                                               =========  =========    =========   =========

        The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                 Nine Months Ended September 30, 2002 and 2001

                                                         2002        2001
                                                      ---------   ---------
OPERATING ACTIVITIES
Premiums collected, net of acquisition costs          $ 103,967   $ 100,089
Ceded premiums paid, net of acquisition costs           (55,738)    (16,221)
Claims and claims expenses paid                         (66,168)    (59,860)
Claims and claims expenses recovered                      5,547         617
Underwriting expenses paid                              (13,219)    (10,353)
                                                      ---------   ---------
Cash from (for) underwriting activities                 (25,611)     14,272
Net investment income received                           25,624      29,975
Other income received, net of expenses                      694          --
                                                      ---------   ---------
Cash from operating activities                              707      44,247
                                                      ---------   ---------
INVESTING ACTIVITIES
Sales of debt securities                                427,565     301,384
Maturities of debt securities                           427,795      15,000
Purchases of debt securities                           (601,696)   (355,460)
Trenwick Group Ltd. advances                                 --      (2,856)
Additions to equipment                                     (156)       (365)
                                                      ---------   ---------
Cash from (for) investing activities                    253,508     (42,297)
                                                      ---------   ---------
FINANCING ACTIVITIES
Preferred share dividends paid                           (4,923)     (4,923)
Common share dividends paid                              (6,000)     (5,500)
Advance to parent                                      (258,000)         --
                                                      ---------   ---------
Cash for financing activities                          (268,923)    (10,423)
                                                      ---------   ---------
Effect of exchange rate on cash                             423          --
Change in cash and cash equivalents                     (14,285)     (8,473)
Cash and cash equivalents,
  beginning of period                                    36,431      23,221
                                                      ---------   ---------
Cash and cash equivalents, end of period              $  22,146   $  14,748
                                                      =========   =========

        The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
            Consolidated Statement of Changes in Shareholders' Equity
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)
            (Amounts expressed in thousands of United States dollars)

                                                 2002            2001
                                               ---------       ---------
Shareholders' equity, beginning of period      $ 437,595       $ 464,091

ADVANCE TO PARENT                               (258,000)             --

RETAINED EARNINGS
  Net income (loss)                               44,398         (39,812)
  Preferred share dividends                       (4,923)         (4,923)
  Common share dividends                          (6,000)         (5,500)

ACCUMULATED OTHER
      COMPREHENSIVE INCOME
  Other comprehensive Income (loss)               (4,669)          9,794
                                               ---------       ---------
Shareholders' equity, end of period            $ 208,401       $ 423,650
                                               =========       =========

        The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
              Notes to Unaudited Consolidated Financial Statements
                       (Amounts expressed in thousands of
             United States dollars except share and per share data)
             Three and Nine Months Ended September 30, 2002 and 2001

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

On September 27, 2000, the Company and LaSalle Re completed a business combination with Trenwick Group Ltd. ("Trenwick") and Trenwick Group Inc. (the "Trenwick/LaSalle business combination"). Under the terms of the business combination, the common shareholders of the Company, Trenwick, Trenwick Group Inc., and the minority common shareholders of LaSalle Re Limited, exchanged their shares on a one-for-one basis for shares in Trenwick. Following this transaction, the Company became a wholly owned subsidiary of Trenwick.

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

Mr. W. Marston Becker, who was appointed Acting Chairman and Acting Chief Executive Officer of Trenwick in August 2002 and Acting Chief Executive Officer of the Company in November 2002, has certified the Company's Form 10-Q Report for the third quarter of 2002 in accordance with the requirements of Sections 302 and 906 of the Sarbanes-Oxley Act 2002.

Because Mr. Becker has been employed by Trenwick as its Acting Chairman and Acting Chief Executive Officer for less then three months and by the Company as its Acting Chief Executive Officer for less than one month, the Company emphasizes that his signature is subject to all of the qualifications and precautionary statements incorporated in this Form 10-Q Report. Mr. Becker has not been at Trenwick or the Company long enough to have conducted an in-depth review of the Company's accounting and reserving practices. However, Mr. Becker has initiated an in-depth review of the Company's reserving practices, which is expected to be completed in the fourth quarter of the current fiscal year.

Management notes that the Company currently has no information that the current reserve review will result in any material adjustments to the Company's reserves for losses. If the current reserve review were to reveal any material adjustments necessary to the Company's loss reserves, Trenwick and the Company would promptly disclose such adjustments.

Note 2 Sale of Property Catastrophe Business

Effective April 1, 2002, the Company and Trenwick sold the in-force property catastrophe reinsurance business of its subsidiary, LaSalle Re to Endurance Specialty Insurance, Ltd. ("Endurance"). The sale was effected through a 100% quota share reinsurance agreement, with Endurance paying Trenwick a ceding commission of 25% and additional profit sharing of 50% if the losses do not exceed a loss ratio of 45%. In addition, Endurance will have the right to renew LaSalle's in-force business as it expires in exchange for a 12.5% commission on the business renewed. Included in the results for the nine months ended September 30, 2002 are $10,745 in ceding commissions earned on the quota share with Endurance, as well as $6,907 in amortization of acquisition costs on the related assumed business. In connection with this transaction, the Company recorded the following non-recurring revenues and expenses during the nine months ended September 30, 2002:

Minimum proceeds related to sale of renewal rights            $ 8,000
Accelerated amortization of reinsurance
 contracts not transferred in sale                             (7,824)
Legal expenses                                                   (250)
Severance and related expenses                                 (2,814)
                                                               ------
Net loss on sale of LaSalle Re's in-force
 reinsurance business before commission
 income on quota share contract                               $(2,888)
                                                              =======

Note 3 Material Intercompany Transactions

In June, 2002, LaSalle Re transferred $258,000 in cash to Trenwick. This has been presented in the accompanying financial statements of the Company as an advance to parent and a reduction in shareholders' equity. LaSalle Re has treated the June 2002 transfer as a loan to Trenwick on its statutory financial statements. Trenwick has submitted an application to the Bermuda Monetary Authority to recharacterize the June 2002 distribution as a special dividend rather than a loan and to permit the distribution of an additional $60,000 from LaSalle Re as a special dividend. Trenwick's application with the Bermuda Monetary Authority is pending at this time.

During the years ended December 31, 2001 and 2000, the Company purchased $10,650 and $13,000 par value, respectively of Trenwick Capital Trust I Preferred Stock for $8,461 and $9,902, respectively, which are included in the Company's debt securities. The stock matures in 2037 and provides preferential cumulative semi-annual cash distributions at an annual rate of 8.82% which are guaranteed by Trenwick America Corporation, within certain limits, as to distribution payments and liquidation or redemption payments. The market value of the investments was $11,629 at September 30, 2002 and unrealized losses of $6,761 were included in accumulated other comprehensive income at September 30, 2002. In light of the recent declines in the market value of the Company's investment in the Trenwick Capital Trust I Preferred Stock, the potential restrictions on the payment of dividends on the preferred stock due to the recent credit facility events of default and in accordance with the Company's investment accounting policy, the Company will continue to evaluate whether such investment has suffered an impairment of value that is considered to be other than temporary.

At September 30, 2002, $75,000 was receivable from Trenwick with respect to a loan advanced during the year ended December 31, 2000. Interest is charged on this loan at a rate equal to that generated by the Company's investment portfolio. Interest income recorded on this loan by the Company during the first nine months of 2002 was $3,262. As with the Company's investment in the Trenwick Capital Trust I Preferred Stock, the Company will continue to evaluate whether the $75,000 loan to Trenwick has suffered an impairment of value that is considered to be other than temporary.

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

The following tables present business segment financial information for the Company as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001.

                                                September 30,    December 31,
Total assets:                                       2002             2001
                                                 ----------       ----------
Worldwide property catastrophe reinsurance       $  551,913       $  765,697
Lloyd's syndicates                                   16,895           36,623
                                                 ----------       ----------
Total assets                                     $  568,808       $  802,320
                                                 ==========       ==========

                                 Three months              Nine months
                               ------------------      ---------------------
Total revenues:                  2002      2001          2002         2001
                               -------   --------      --------     --------
Worldwide property
  catastrophe reinsurance      $ 7,368   $ 36,229      $ 58,133     $101,934
Lloyd's syndicates                 321      4,918           (44)      14,500
                               -------   --------      --------     --------
Total revenues                 $ 7,689   $ 41,147      $ 58,089     $116,434
                               =======   ========      ========     ========

                                 Three months              Nine months
                               ------------------      ---------------------
Net income:                      2002      2001          2002         2001
                               --------  --------      --------     --------
Worldwide property
  catastrophe reinsurance      $  9,483  $(62,976)     $ 50,153     $(32,570)
Lloyd's syndicates               (2,521)   (5,720)       (5,755)      (7,242)
                               --------  --------      --------     --------
Net income                     $  6,962  $(68,696)     $ 44,398     $(39,812)
                               ========  ========      ========     ========

Note 5 Underwriting Activities

The components of premiums written and earned for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                 Three months              Nine months
                               ------------------      ---------------------
                                 2002      2001          2002         2001
                               --------  --------      --------     --------
Gross premiums written         $   (476) $ 40,035      $ 101,303    $ 139,688
Ceded premiums written            2,952   (23,917)       (97,534)     (45,583)
                               --------  --------      ---------    ---------
Net premiums written           $  2,476  $ 16,118      $   3,769    $  94,105
                               ========  ========      =========    =========
Gross premiums earned          $ 25,481  $ 46,778      $ 101,739    $ 113,387
Ceded premiums earned           (21,997)  (17,001)       (68,514)     (34,169)
                               --------  --------      ---------    ---------
Net premiums earned            $  3,484  $ 29,777      $  33,225    $  79,218
                               ========  ========      =========    =========

Note 6 Accounting Standards

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 which amended the accounting for goodwill and other intangible assets. This new statement required the Company to credit the negative goodwill balance of $11,586 to operations as of January 1, 2002 as a cumulative effect of change in accounting principle.

The following table presents the pro forma effect on net income for the three and nine months ended September 30, 2001 had this accounting standard been effective January 1, 2001, as compared to net income for the three and nine months ended September 30, 2002.

                                 Three months              Nine months
                               ------------------      ---------------------
                                 2002      2001          2002         2001
                               --------  --------      --------     --------
Reported net income (loss)     $  6,962  $(68,696)     $ 44,398     $(39,812)
 Less: goodwill accretion            --       122            --          366
 Cumulative effect of change
   in accounting for goodwill        --        --        11,586           --
                               --------  --------      --------     --------
Adjusted net income (loss)     $  6,962  $(68,818)     $ 32,812     $(40,178)
                               ========  ========      ========     ========

Note 7 Credit Agreement

Concurrent with the Trenwick/LaSalle business combination in September of 2000, Trenwick America Corporation and Trenwick Holdings Limited, Trenwick's U.S. and U.K. holding companies, entered into an amended and restated $490,000 credit agreement with various lending institutions. The credit agreement consisted of both a $260,000 revolving credit facility and a $230,000 letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid on June 17, 2002. The letter of credit facility may only be used to support the Lloyd's syndicate participations of Trenwick's subsidiaries. As of September 30, 2002, $226,000 of letters of credit remain outstanding under the credit facility. The letter of credit facility must be renewed on November 22, 2002 in order for Trenwick to continue to utilize the letters of credit now outstanding to support underwriting at Lloyd's in 2003. In the event that Trenwick is unable to renew the current letter of credit facility, obtain a replacement letter of credit facility, post sufficient collateral to support its Lloyd's underwriting activities or obtain an alternative form of Lloyd's capital support, it will be required to reduce or cease its underwriting activities at Lloyd's for the 2003 year of account.

On April 12, 2002, Trenwick, its subsidiaries and financial institutions holding a majority of the outstanding indebtedness under the credit facility executed an amendment to its revolving credit facility. The amendment required Trenwick to pledge its shares of the Company and LaSalle Re in favor of the lenders under the credit facility. In addition, the amendment revised the financial covenants relating to interest coverage and tangible net worth (each as defined by the financial covenants in the credit agreement).

The amendment also increased the applicable margin on the interest paid by Trenwick by 1% and added an additional .5% payable by Trenwick in the event the letters of credit outstanding are not secured in accordance with the following schedule; September 30, 2002, 40%; June 30, 2003, 60%; and June 30, 2004, 80%.

The credit agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, Trenwick's minimum interest coverage, debt to capital leverage, minimum earned surplus, maintenance of a minimum A.M. Best Company rating of A- and tangible net worth.

On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick's operating subsidiaries below A-. The lowered A.M. Best Company ratings constitute an event of default under the credit facility. In addition, the increase in Trenwick's loss reserves and the establishment of a Trenwick deferred tax asset reserve in the third quarter of 2002 resulted in Trenwick violating the financial covenants requiring Trenwick to maintain a minimum tangible net worth of $525,000 and minimum risk-based capital on November 14, 2002. If Trenwick is unable to remedy the financial covenant violations within 30 days, a second event of default shall have occurred under the credit facility.

On November 13, 2002, Trenwick, its subsidiaries and financial institutions holding a majority of the outstanding letters of credit under the credit facility executed a forbearance agreement with respect to the events of default arising from Trenwick's lowered A.M. Best Company ratings and financial covenant violations. In the forbearance agreement, the letter of credit providers agreed to refrain from enforcing their rights or remedies under the credit facility until November 22, 2002, or earlier if there is another default under the credit facility or the forbearance agreement, a third party exercises any right of action against Trenwick for a debt in excess of $5,000 or other material obligation or Trenwick takes an action which the letter of credit providers reasonably consider to be materially adverse to their interests. In consideration for the forbearance of the letter of credit providers, Trenwick agreed, among other things, to refrain from making certain payments or distributions and to facilitate a meeting of the letter of credit providers and Lloyd's.

During the term of the forbearance agreement and thereafter, unless there is a waiver of the event of default and potential event of default under the credit facility, under the terms of its guaranty Trenwick is prohibited from declaring or paying any dividends on the outstanding common and preferred shares of Trenwick and its subsidiaries. In addition, Trenwick is not allowed to redeem or repurchase its capital stock so long as the event of default under the credit facility continues.

The event of default under the credit facility also permits the letter of credit providers to demand that the $226,000 outstanding letters of credit be secured with an equal amount of cash upon expiration of the forbearance agreement. At this time, Trenwick does not have sufficient available liquidity to provide the necessary cash collateral if the letter of credit providers demand it.

The continuation of an event of default under the credit facility, the restrictions on Trenwick's ability to pay dividends to preferred and common shareholders and the potential demand for cash collateral by the letter of credit providers may cause additional events of default to occur under the instruments governing the outstanding indebtedness and preferred shares of Trenwick and its subsidiaries.

Trenwick's ability to refinance its existing letter of credit obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. During the past year, Trenwick's senior debt and preferred share ratings have been downgraded significantly by Standard & Poor's Corporation and Moody's Investors Service. At this time, Trenwick's senior debt rating from Standard & Poor's Corporation is CCC+ and Moody's Investors Service is B3. Trenwick's ability to refinance its outstanding letter of credit obligations, as well as the cost of such borrowings, could be adversely affected by these ratings downgrades or if its ratings were downgraded further.

Should Trenwick's subsidiaries be unable to meet any letter of credit reimbursement obligations as they fall due, and such repayments are not refinanced, the Company would become liable for such repayments under the terms of guarantees under the credit agreement. No liability for any such amounts has been reflected in the Company's financial statements. Because Trenwick America Corporation, Trenwick Holdings Limited and Trenwick are holding companies, their principal source of funds consists of permissible dividends, tax allocation payments and other statutorily permissible payments from their respective operating subsidiaries. As a result of losses incurred by Trenwick's operating subsidiaries, their cash distribution capacities have been significantly reduced.

Trenwick is currently in discussion with the letter of credit providers regarding the current and potential future events of default and letter of credit financing for Trenwick's participation at Lloyd's for the 2003 underwriting year. If the current and potential future events of default are not waived, the letters of credit are not renewed for the 2003 Lloyd's underwriting year or the letter of credit providers demand cash collateral, there is substantial doubt as to Trenwick's ability to continue underwriting at Lloyd's or continue as a going concern. Trenwick and/or one or more of its subsidiaries, including the Company, may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States.

Note 8 Convertible Preferred Shares

On September 27, 2000, Trenwick assumed the benefits and obligations of the Company under a $100,000 catastrophe equity put option. The catastrophe put option was amended and restated as of January 1, 2001 and amended as of January 25, 2002. As amended, the catastrophe equity put enabled Trenwick to raise up to $55,000 of equity, through the issue of convertible preferred shares to European Reinsurance Company of Zurich ("European Re"), asubsidiary of Swiss Reinsurance Company, in the event there was a qualifying catastrophic event or events occurring prior to January 1, 2002.

As a result of the terrorist attacks of September 11, 2001, LaSalle Re incurred in excess of $140,000 in catastrophe losses as defined under the option agreement and Trenwick delivered notice of exercise of the catastrophe equity put on March 28, 2002. On July 1, 2002, Trenwick commenced an arbitration proceeding seeking $55,000 in damages and other relief against European Re. The claims arose out of European Re's failure to meet its obligations under the catastrophe equity put. On September 6, 2002, the catastrophe put option was amended and restated and the pending arbitration proceedings were terminated. Under the terms of the second restated agreement, European Re purchased 550,000 of Trenwick's Series B Cumulative Perpetual Preferred Shares (the "Series B Shares") with a liquidation preference of $100 per share for an aggregate purchase price of $40,000. The Series B Shares bear cumulative dividends, payable quarterly in arrears, based upon the Series B Shares' Standard & Poor's rating at LIBOR plus a margin determined in accordance with the following schedule:

         Standard & Poor's Rating             LIBOR Margin
         ------------------------          ------------------
         BBB- or above                           3.75%
         BB+                                     4.25%
         BB                                      4.50%
         BB-                                     4.75%
         Below BB-                               6.00%

These factors adjust upward by 0.25% on the third anniversary if the securities are still unrated, and upward by 0.50% on the fifth anniversary if they are still unrated. Also, if the Standard & Poor's rating is below BBB- on the fifth anniversary, the factors adjust upward by an additional 0.50%. The maximum adjustment based upon these circumstances is 0.75%.

The Series B Shares are convertible into common shares of Trenwick after five years or upon the occurrence of a "special conversion event" at the greater of book value or the average thirty-day trading price of the common shares. Special conversion events are either the occurrence of a change in control without the written consent of the registered holders of more than 50% of the Series B shares outstanding ("Change in Control Conversion Event"), or the failure of Trenwick to maintain a GAAP net worth equal to at least $225,000 for a period of more than sixty days ("Net Worth Conversion Event"). The conversion price of the Series B shares is the greater of 1) the liquidity factor times the average thirty day stock price preceding the conversion date, 2) the liquidity factor times book value per common share or 3) par value of a common share. The liquidity factor will be calculated as an amount equal to 0.8 if the conversion occurs within 60 days after a Change in Control Conversion Event or 1.0 if the conversion does not occur within 60 days after the occurrence of a Change in Control Conversion Event.

Trenwick has the option to redeem the Series B Shares after the first anniversary of the issuance, paying an early redemption premium of $2.00 per share if redeemed before the second anniversary, and $1.00 per share if redeemed between the second and third anniversary. European Re will be able to transfer the Series B Shares six months after the date of purchase.

The maximum number of Trenwick common shares that could be required to be issued upon conversion of the Series B Shares is 550,000,000 which would occur when both the book value of common stock and the average thirty-day trading price of the common shares were less than or equal to $0.10 per share. Trenwick currently has the authority to issue up to 150,000,000 preferred and common shares without prior authorization from the shareholders and the Board of Directors. Trenwick therefore does not currently have the ability to control settlement of the Series B Shares and has therefore recorded them as temporary equity in the September 30, 2002 balance sheet. As of September 30, 2002, the Series B shares would be settled with 6,285,724 common shares upon conversion. The following table details how changes in the price of

Trenwick's common shares or changes in book value would affect the settlement amounts:

Average market
 value of
common shares                                               Book value per share
--------------      ------------------------------------------------------------------------------------------------
                    $0.10-$0.50     $0.51-$1.00    $1.01-$2.00     $2.01-$5.00     $5.01-$10.00        $10.01-$15.00
                    -----------     -----------    -----------     -----------     ------------        -------------
 $0.10-$0.50         550 - 110        108 - 55       54 - 28         27 - 11           11 - 6              5 - 4
 $0.51-$1.00         108 - 55         108 - 55       54 - 28         27 - 11           11 - 6              5 - 4
 $1.01-$2.00          54 - 28          54 - 28       54 - 28         27 - 11           11 - 6              5 - 4
 $2.01-$5.00          27 - 11          27 - 11       27 - 11         27 - 11           11 - 6              5 - 4
$5.01-$10.00          11 - 6           11 - 6        11 - 6          11 - 6            11 - 6              5 - 4
$10.01-$15.00          5 - 4            5 - 4         5 - 4           5 - 4             5 - 4              5 - 4

             Range of shares issuable upon conversion (in millions)

Note 9 Related Party Transaction

On August 27, 2002, Trenwick entered into a consulting agreement with W. Marston Becker, the Vice Chairman of Trenwick's Board of Directors, who assumed the position of Trenwick's Acting Chairman and Acting Chief Executive Officer. In consideration for such services, Trenwick agreed to pay Mr. Becker a consulting fee of $50 per month. The consulting agreement can be terminated by mutual agreement or upon 30 days prior written notice by either party. Trenwick incurred consulting fees of approximately $75 during the quarter ended September 30, 2002 related to this consulting agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting the results of operations of LaSalle Re Holdings Limited (the "Company") for the three and nine months ended September 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of the Company contained in this filing as well as in conjunction with the Annual Report on Form 10-K of the Company for the year ended December 31, 2001, including the audited financial statements and notes thereto as well as the discussions of critical accounting policies and quantitative and qualitative disclosure about market risk.

Overview

On September 27, 2000, the Company and LaSalle Re Limited ("LaSalle Re") completed a business combination with Trenwick Group Ltd. ("Trenwick") and Trenwick Group Inc. (the "Trenwick/LaSalle business combination"). Under the terms of the business combination, the common shareholders of the Company, Trenwick, Trenwick Group Inc., and the minority shareholders of LaSalle Re Limited, exchanged their shares on a one-for-one basis for shares in Trenwick. Following this transaction, the Company became a wholly owned subsidiary of Trenwick.

Prior to April 1, 2002, the Company underwrote primarily property catastrophe reinsurance on a worldwide basis through its subsidiary, LaSalle Re.

Effective April 1, 2002, the Company and Trenwick sold the in-force property catastrophe reinsurance business of its subsidiary, LaSalle Re to Endurance Specialty Insurance, Ltd. ("Endurance"). The sale was effected through a 100% quota share reinsurance agreement, with Endurance paying Trenwick a ceding commission of 25% of premiums ceded under the quota share agreement and additional profit sharing of 50% if the losses do not exceed a loss ratio of 45%. In addition, Endurance will have the right to renew LaSalle Re's in-force business as it expires in exchange for a 12.5% commission on the business renewed. Included in the results for the nine months ended September 30, 2002 are $10.7 million in ceding commissions earned on the quota share with Endurance. The loss on sale of in-force business recorded during the second quarter of 2002 of $2.9 million represents the net of the non-recurring revenue and expense items incurred as a result of the sale.

Through LaSalle Re Corporate Capital, the Company also provided capital support to selected Lloyd's syndicates which individually wrote the following lines of business: direct and facultative property insurance; marine reinsurance; and professional indemnity, directors and officers insurance and bankers blanket bond business. The Company ceased to actively underwrite at Lloyd's effective December 31, 2000. Therefore, with effect from January 1, 2001, the Company's financial results will only be impacted by changes in estimates relating to open underwriting years results, which are currently 1999 and 2000. The company expects that the open years will close during 2003.

LaSalle Re, the Company's principal subsidiary is rated B- by A.M. Best Company and has been assigned a BB financial strength rating by Standard & Poor's. These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Mr. W. Marston Becker, who was appointed Acting Chairman and Acting Chief Executive Officer of Trenwick in August 2002 and Acting Chief Executive Officer of the Company in November 2002, has certified the Company's Form 10-Q Report for the third quarter of 2002 in accordance with the requirements of Sections 302 and 906 of the Sarbanes-Oxley Act 2002.

Because Mr. Becker has been employed by Trenwick as its Acting Chairman and Acting Chief Executive Officer for less then three months and by the Company as its Acting Chief Executive Officer for less than one month, the Company emphasizes that his signature is subject to all of the qualifications and precautionary statements incorporated in this Form 10-Q Report. Mr. Becker has not been at Trenwick or the Company long enough to have conducted an in-depth review of the Company's accounting and reserving practices. However, Mr. Becker has initiated an in-depth review of the Company's reserving practices, which is expected to be completed in the fourth quarter of the current fiscal year.

Management notes that the Company currently has no information that the current reserve review will result in any material adjustments to the Company's loss reserves. If the current reserve review were to reveal any material adjustments necessary to the Company's loss reserves, Trenwick and the Company would promptly disclose such adjustments.

Results of Operations - Three Months Ended September 30, 2002 and 2001

                                     2002         2001         Change
                                  ---------    ---------     ---------
                                            (in thousands)
Underwriting income (loss)        $   2,852    $ (80,047)    $  82,899
Net investment income                 3,771        9,900        (6,129)
Foreign currency losses                 (95)         (19)          (76)
Accretion of goodwill                    --          122          (122)
                                  ---------    ---------     ---------
Operating income (loss)               6,528      (70,044)       76,572
Net realized investment gains           434        1,348          (914)
                                  ---------    ---------     ---------
Net income (loss)                 $   6,962    $ (68,696)    $  75,658
                                  =========    =========     =========

Operating income of $6.5 million in the three months ended September 30, 2002 represented a $76.5 million increase compared to the operating loss of $70.0 million recorded in the three months ended September 30, 2001. The increase was primarily due to improved underwriting results, mainly resulting from the absence of the catastrophe losses arising from the September 11th terrorist attacks recorded in the third quarter of 2001. The improved underwriting results were offset in part by a decrease in net investment income.

Underwriting income (loss)

The Company produced underwriting income of $2.9 million in the third quarter of 2002 compared to an underwriting loss of $80.0 million in the third quarter of 2001. Details of underwriting income and loss are produced below:

                                     2002         2001        Change
                                  ---------    ---------     ---------
                                          (in thousands)
Net premiums earned               $   3,484    $  29,777     $ (26,293)
                                  ---------    ---------     ---------
Claims and claims expenses
  incurred                             (723)      99,878      (100,601)
Acquisition costs & underwriting
  expenses                            1,355        9,946        (8,591)
                                  ---------    ---------     ---------
Total expenses                          632      109,824      (109,192)
                                  ---------    ---------     ---------
Net underwriting income (loss)    $   2,852    $ (80,047)    $  82,899
                                  =========    =========     =========

  Loss ratio                           N/M         335.4%         N/M
  Underwriting expense ratio           N/M          33.4%         N/M
  Combined ratio                       N/M         368.8%         N/M

The underwriting income of $2.9 million in the third quarter of 2002 represented an $82.9 million increase compared to the third quarter of 2001. The increase resulted mainly from the absence of the catastrophe losses arising from the September 11th terrorist attacks recorded in the third quarter of 2001, favorable development in prior period loss reserves combined with the absence of catastrophe losses in 2002 and the ceding commission earned on the Endurance transaction.

The Company's premiums earned and claims and claims expenses incurred for the 2002 third quarter represent adjustments to previous estimates as all business is now in run-off.

The loss, underwriting expense and combined ratios are listed as not meaningful for the third quarter of 2002 because, with the completion of the Endurance transaction, virtually all of the Company's premiums have been ceded to Endurance.

Premiums written

Gross premiums written for the third quarter of 2002 were $(0.5) million compared to $40.0 million for the third quarter of 2001, a decrease of $40.5 million. Details of gross premiums written are provided below:

                                     2002         2001         Change
                                  ---------    ---------     ---------
                                             (in thousands)
Property catastrophe
  U.S                             $      --    $  10,027     $ (10,027)
  International                          --       12,552       (12,552)
                                  ---------    ---------     ---------
Total property catastrophe               --       22,579       (22,579)
Other lines                              --        2,105        (2,105)
Lloyd's                                 542        2,829        (2,287)
Fronted premiums, premium
   adjustments, reinstatement
   premiums & no claims bonuses      (1,018)      12,522       (13,540)
                                  ---------    ---------     ---------
Gross premiums written            $    (476)   $  40,035     $ (40,511)
                                  =========    =========     =========

The decrease in gross premiums written was a result of the Endurance transaction, whereby the Company ceased writing property catastrophe reinsurance business after April 1, 2002.

Premiums earned
                                    2002         2001         Change
                                  --------     --------      --------
                                            (in thousands)
Gross premiums written            $   (476)    $ 40,035      $(40,511)
Change in gross unearned
   premiums                         25,957        6,742        19,215
                                  --------     --------      --------
Gross premiums earned               25,481       46,777       (21,296)
                                  --------     --------      --------


Gross premiums ceded                 2,952      (23,917)       26,869
Change in ceded unearned
  premiums                         (24,949)       6,917       (31,866)
                                  --------     --------      --------
Ceded premiums earned              (21,997)     (17,000)       (4,997)
                                  --------     --------      --------
Net premiums earned               $  3,484     $ 29,777      $(26,293)
                                  ========     ========      ========

Gross premiums ceded for the three months ended September 30, 2002 were $(3.0) million compared to $23.9 million for the three months ended September 30, 2001. The decrease of $26.9 million was due to the 100% quota share reinsurance contract with Endurance in the second quarter of 2002 and only adjustments have been recorded during the third quarter of 2002.

Net premiums earned for the three months ended September 30, 2002 were $3.5 million compared to $29.8 million for the three months ended September 30, 2001. The decrease of $26.3 million was due to the Endurance quota share reinsurance contract as noted above.

Claims and claims expenses

Claims and claims expenses for the three months ended September 30, 2002 were $(0.7) million compared to $99.9 million for the same period in 2001, a decrease of $100.6 million. The decrease is a result of the sale of the Company's in-force business to Endurance and the absence of the catastrophe losses of $99.0 million arising from the September 11th terrorist attacks recorded in the third quarter of 2001.

Underwriting expenses

                                    2002         2001         Change
                                  --------     --------      --------
Policy acquisition costs          $   (799)    $  6,761      $ (7,560)
Underwriting costs                   2,154        3,185        (1,031)
                                  --------     --------      --------
Total underwriting expenses       $  1,355     $  9,946      $ (8,591)
                                  ========     ========      ========
Underwriting expense ratio             N/M         33.4%          N/M
                                  ========     ========      ========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses for the third quarter of 2002 decreased $8.6 million compared to underwriting expenses for the third quarter of 2001. Policy acquisition costs are negative due to ceding commissions of approximately $4.0 million earned by the Company during the 2002 third quarter on the Endurance transaction, which exceeded policy acquisition costs incurred for the same period. Underwriting costs have declined due to a reduction in overhead expenses following the completion of the Endurance transaction.

The underwriting expense ratio for the third quarter of 2002 is listed as not meaningful because, with the completion of the Endurance transaction, virtually all of the Company's premiums have been ceded to Endurance.


Net investment income

                                      2002          2001        Change
                                    ---------     ---------   ---------
                                               (in thousands)
Average invested assets             $ 285,054     $ 606,918   $(321,864)
Average annualized yields                 3.7%          6.0%       (2.3)%
Net Investment income - portfolio   $   3,964     $   9,304   $  (5,340)
Investment income - non-portfolio         (77)          717        (794)
Investment expenses                      (116)         (121)          5
                                    ---------     ---------   ---------
Net investment income               $   3,771     $   9,900   $  (6,129)
                                    =========     =========   =========

Net investment income for the three months ended September 30, 2002 was $3.7 million compared to $9.9 million for the same period in 2001. The decrease of $6.1 million was due to the reduction in invested assets resulting from the $258 million advance to Trenwick in the second quarter 2002 and to the continued overall decline in market yields during the quarter ended September 30, 2002.

Foreign currency losses

The Company recorded a foreign currency loss of $0.1 million for the three months ended September 30, 2002, compared to a minimal loss for the three months ended September 30, 2001. The loss in the third quarter of 2002 was the result of a slight decline in the value of the U.S. dollar during the 2002 third quarter.

Non-operating income and expenses

Net realized gains on investments were $0.4 million during the three months ended September 30, 2002, compared to $1.3 million for the three months ended September 30, 2001. The gains in 2002 were a result of security sales in the normal course of business.

Results of Operations - Nine Months Ended September 30, 2002 and 2001

                                             2002        2001       Change
                                           --------    --------    --------
                                                    (in thousands)
Underwriting income (loss)                 $ 11,249    $(76,998)   $ 88,252
Net investment income                        19,187      29,134      (9,947)
Foreign currency losses                        (413)        (30)       (383)
Accretion of goodwill                            --         366        (366)
                                           --------    --------    --------
Operating income (loss)                      30,023     (47,528)     77,556
Net realized investment gains                 5,677       7,716      (2,039)
Loss on sale of LaSalle Re's in-force
  reinsurance business before commission
  income on quota share contract             (2,888)         --      (2,888)
Cumulative effect of change in
  accounting  principle                      11,586          --      11,586
                                           --------    --------    --------
Net income (loss)                          $ 44,398    $(39,812)   $ 84,210
                                           ========    ========    ========

The operating income of $30.0 million for the nine months ended September 30, 2002 represented a $77.5 million increase compared to an operating loss of $47.5 million recorded in the nine months ended September 30, 2001. The increase was primarily due to improved underwriting results, mainly resulting from the absence of the catastrophe losses arising from the September 11th terrorist attacks recorded in the third quarter of 2001. The improved underwriting results were offset in part by a decrease in net investment income.

Underwriting income

The Company produced underwriting income of $11.3 million in the first nine months of 2002 compared to underwriting loss of $77.0 million in the first nine months of 2001. Details of underwriting income are produced below:

                                          2002        2001        Change
                                        ---------   ---------    ---------
                                                  (in thousands)
    Net premiums earned                 $  33,225   $  79,218    $ (45,993)
                                        ---------   ---------    ---------
    Claims and claims expenses
      incurred                             16,579     130,511     (113,932)
    Acquisition costs & underwriting
      expenses                              5,397      25,705      (20,308)
                                        ---------   ---------    ---------
    Total expenses                         21,976     156,216     (134,240)
                                        ---------   ---------    ---------
    Net underwriting income (loss)      $  11,249   $ (76,998)   $  88,247
                                        =========   =========    =========
    Loss ratio                               49.9%      164.7%      (114.8)%
    Underwriting expense ratio               16.1%       32.4%       (16.3%
    Combined ratio                           66.0%      197.1%      (131.1)%

The underwriting income of $11.3 million in the first nine months of 2002 represented an $88.3 million increase compared to an underwriting loss of $77.0 million in the first nine months of 2001. The increase in underwriting income was due principally to the absence in the first nine months of 2002 of the catastrophic losses arising from the September 11th terrorist attacks recorded in the third quarter of 2001. In addition, the improved underwriting results were due to favorable development on prior period loss reserves recorded during the second quarter of 2002 combined with the ceding commission earned on the Endurance transaction. The improved underwriting result in the first nine months of 2002 was offset in part by additional losses recorded during the first quarter of 2002 related to the September 11th terrorist attacks.

The decrease in the combined ratio for the first nine months of 2002 compared to the same period in 2001 is principally the result of the Endurance transaction under which virtually all of the Company's premiums during the third quarter of 2002 were ceded to Endurance.

Premiums written

Gross premiums written for the first nine months of 2002 were $101.3 million compared to $139.7 million for the first nine months of 2001, a decrease of $38.4 million. Details of gross premiums written are provided below:

                                    2002       2001      Change
                                  --------   --------   --------
                                          (in thousands)
Property catastrophe:
    U.S                           $ 45,337   $ 57,662   $(12,325)
    International                   36,688     42,842     (6,154)
                                  --------   --------   --------
Total property catastrophe          82,025    100,504    (18,479)
Other lines                         14,775     18,269     (3,494)
Lloyd's                              1,100      6,004     (4,904)
Fronted premiums, premium
   adjustments, reinstatement
   premiums & no claims bonuses      3,403     14,911    (11,508)
                                  --------   --------   --------
  Gross premiums written          $101,303   $139,688   $(38,385)
                                  ========   ========   ========

The decrease in premiums written for the first nine months of 2002 was a result of the Endurance transaction, whereby the Company ceased writing property catastrophe reinsurance business after April 1, 2002. This was offset in part by a significant increase in premiums written during the first quarter of 2002 due to higher rates on renewal business.

Premiums earned

                                 2002         2001        Change
                               ---------    ---------    ---------
                                          (in thousands)
Gross premiums written         $ 101,303    $ 139,688    $ (38,385)
Change in gross unearned
   premiums                          436      (26,301)      26,737
                               ---------    ---------    ---------
Gross premiums earned            101,739      113,387      (11,648)
                               ---------    ---------    ---------
Gross premiums ceded             (97,534)     (45,583)     (51,951)
Change in ceded unearned
  premiums                        29,020       11,414       17,606
                               ---------    ---------    ---------
Ceded premiums earned            (68,514)     (34,169)     (34,345)
                               ---------    ---------    ---------
Net premiums earned            $  33,225    $  79,218      (45,993)
                               =========    =========    =========

Gross premiums ceded for the nine months ended September 30, 2002 were $97.5 million compared to $45.6 million for the nine months ended September 30, 2001. The increase of $51.9 million was due to the ceding of the Company's in-force business as of April 1, 2002 to Endurance.

Net premiums earned for the nine months ended September 30, 2002 were $33.2 million compared to $79.2 million for the nine months ended September 30, 2001. The decrease of $46.0 million was due to the ceding of the Company's in-force business as of April 1, 2002 to Endurance.

Claims and claims expenses

Claims and claims expenses for the nine months ended September 30, 2002 were $16.6 million compared to $130.5 million for the same period in 2001, a decrease of $113.9 million. The decrease in claims and claims expenses in 2002 was principally due to the absence in 2002 of claims and claims expenses of $99.0 million recorded in the third quarter of 2001 in connection with the September 11th terrorist attacks. In addition, the decrease in claims and claims expenses resulted from favorable development in prior period loss reserves in the second quarter of 2002. The decrease in claims and claims expenses in 2002 was offset in part by $21.7 million of additional losses recorded in the first quarter of 2002 related to the September 11th terrorist attacks.

Underwriting expenses

                                    2002         2001         Change
                                  --------     --------      --------
                                            (in thousands)
Policy acquisition costs          $    294     $ 16,728      $(16,434)
Underwriting costs                   5,103        8,977        (3,874)
                                  --------     --------      --------
Total underwriting expenses       $  5,397     $ 25,705      $(20,308)
                                  ========     ========      ========
Underwriting expense ratio            16.1%        32.4%        (16.3)%
                                  ========     ========      ========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses for the first nine months of 2002 decreased $20.3 million compared to underwriting expenses for the first nine months of 2001. Policy acquisition costs were lower in 2002 due to the ceding commission of $10.7 million earned during the second and third quarter on the Endurance transaction. Underwriting costs have decreased due to a reduction in overhead expenses following the completion of the Endurance transaction.

Net investment income

                                      2002          2001         Change
                                    ---------     ---------     ---------
                                               (in thousands)
Average invested assets             $ 427,190     $ 598,722     $(171,532)
Average annualized yields                 6.2%          6.0%          0.2%
Investment income - portfolio       $  19,818     $  27,755     $  (7,937)
Investment income - non-portfolio        (205)        1,873        (2,078)
Investment expenses                      (426)         (494)           68
                                    ---------     ---------     ---------
Net investment income               $  19,187     $  29,134     $  (9,947)
                                    =========     =========     =========

Net investment income for the nine months ended September 30, 2002 was $19.2 million compared to $29.1 million for the same period in 2001. The decrease of $9.9 million was due to the reduction in invested assets resulting from the $258 million advance to Trenwick in the second quarter 2002.

Foreign currency losses

The Company recorded foreign currency losses of $0.4 million for the nine months ended September 30, 2002. The loss was the result of a decline in the value of the U.S. dollar during the first nine months of2002.

Non-operating income and expenses

Net realized gains on investments were $5.7 million during the nine months ended September 30, 2002, compared to $7.7 million for the nine months ended September 30, 2001. The gains in 2002 were primarily a result of security sales executed in order to fund the advance of $258 million to Trenwick. The gains in 2001 resulted from a change in composition of the investment portfolio due to a change in investment managers.

The Company adopted Statement of Financial Accounting Standards No. 142 effective January 1, 2002. As a result, the Company wrote off its negative goodwill as of January 1, 2002 as a cumulative effect of change in accounting principle, which increased net income for the nine months ended September 30, 2002 by $11.6 million.

The loss on sale of in-force business to Endurance recorded during the second quarter of 2002 represents the net of the non-recurring revenue and expense items incurred as a result of the sale.

Liquidity and Capital Resources

As of September 30, 2002, the Company's consolidated investments and cash totaled $357.5 million as compared to $618.8 million at December 31, 2001. Both balances included a loan to Trenwick of $75.0 million. Interest is charged on this loan at a rate equal to that generated by the Company's investment portfolio and the loan is repayable upon demand. The decrease of $261.3 million resulted from a transfer of $258.0 million to Trenwick in the second quarter of 2002. LaSalle Re has treated the $258.0 million transfer as a loan to Trenwick on its statutory financial statements. Trenwick has submitted an application to the Bermuda Monetary Authority to recharacterize the $258.0 million distribution as a special dividend rather than a loan and to permit the distribution of an additional $60 million from LaSalle Re as a special dividend. Trenwick's application with the Bermuda Monetary Authority is pending at this time.

As of September 30, 2002, the Company's consolidated shareholders' equity totaled $208.4 million compared to $437.6 million at December 31, 2001. The decrease of $229.2 million was primarily a result of the advance to Trenwick referred to above.

Cash provided by the Company's operating activities for the nine months ended September 30, 2001 was $0.7 million compared to cash provided of $44.2 million in the comparable period of 2001. The reduction of cash flow from operations was due primarily to an increase in ceded premiums paid as a result of the Endurance transaction.

Net cash from investing activities during the nine months ended September 30, 2002 was $253.5 million compared to $43.3 million used for investing activities for the same period in 2001. The increase was used to fund the $258.0 million advance to Trenwick.

Net cash used in financing activities during the nine months ended September 30, 2002 included $6.0 million of dividends paid to common shareholders, an increase of $0.5 million over the comparable period in 2001 and $4.9 million of dividends to preferred shareholders which was comparable to the 2001 period, and a $258.0 million advance to Trenwick.

Financings, Financing Capacity and Capitalization

Concurrent with the Trenwick/LaSalle business combination in September of 2000, Trenwick America Corporation and Trenwick Holdings Limited, the Company's U.S. and

U.K. holding affiliates, entered into an amended and restated $490 million credit agreement with various lending institutions. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan. Trenwick America Corporation is the primary obligor with respect to the revolving credit facility, and Trenwick Holdings Limited is the primary obligor with respect to the letter of credit facility. Guarantees are provided by the Company and Trenwick with respect to both Trenwick America Corporation's and Trenwick Holdings Limited's obligations and additionally by Trenwick America Corporation with respect to Trenwick Holdings Limited's obligations. The credit agreement provides for a letter of credit facility which may only be used to support the Lloyd's syndicate participations of Trenwick's subsidiaries. The letter of credit facility must be renewed on November 22, 2002 in order for Trenwick to continue to utilize the letters of credit now outstanding to support underwriting at Lloyd's in 2003. In the event that Trenwick is unable to renew the current letter of credit facility, obtain a replacement letter of credit facility, post sufficient collateral to support its Lloyd's underwriting activities or obtain an alternative form of Lloyd's capital support, it will be required to reduce or cease its underwriting activities at Lloyd's for the 2003 year of account.

The credit agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, Trenwick's minimum interest coverage, debt to capital leverage, minimum earned surplus, maintenance of a minimum A.M. Best Company rating of A- and tangible net worth.

On April 12, 2002, Trenwick, its subsidiaries and financial institutions holding a majority of the outstanding indebtedness under the credit facility executed an amendment to the credit facility. The amendment required Trenwick to pledge its shares of the Company and LaSalle Re in favor of the lenders under the credit facility. In addition, the amendment revised the financial covenants relating to interest coverage and tangible net worth (each as defined by the financial covenants in the credit agreement). The amendment set Trenwick's minimum interest coverage ratio at 1.25 to 1 for the first quarter of 2002, 1.5 to 1 for the second quarter of 2002, 1.75 to 1 for the third quarter of 2002 and 2.5 to 1 thereafter. Trenwick's interest coverage ratio for the quarter ending September 30, 2002 was 3.34 to 1. The amendment adjusted the minimum tangible net worth Trenwick must maintain to the following base amounts plus 50% of net income earned during the period:

                                                      Minimum Tangible
      Time Period                                        Net Worth
      -----------                                     ----------------
      Through May 15, 2002                             $450,000,000
      From May 16, 2002 to August 14, 2002             $475,000,000
      From August 15, 2002 to November 14, 2002        $525,000,000
      From November 15, 2002 to March 30, 2003         $550,000,000
      Thereafter                                       $560,000,000

Trenwick's consolidated tangible net worth as defined by the terms of the credit facility was $387.4 million at September 30, 2002.

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


On June 17, 2002, Trenwick repaid in full the outstanding $195 million in principal amount of term loan indebtedness under the credit facility. As of September 30, 2002, $226 million of letters of credit remain outstanding under the credit facility.

On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick's operating subsidiaries below A-. The lowered A.M. Best Company ratings constitute an event of default under the credit facility. In addition, the increase in Trenwick's loss reserves and the establishment of a Trenwick deferred tax asset valuation reserve in the third quarter of 2002 resulted in Trenwick violating the financial covenants requiring Trenwick to maintain a minimum tangible net worth and minimum risk-based capital on November 14, 2002. If Trenwick is unable to remedy the financial covenant violations within 30 days, a second event of default shall have occurred under the credit facility.

On November 13, 2002, Trenwick, its subsidiaries and financial institutions holding a majority of the outstanding letters of credit under the credit facility executed a forbearance agreement with respect to the events of default arising from Trenwick's lowered A.M. Best Company ratings and financial covenant violations. In the forbearance agreement, the letter of credit providers agreed to refrain from enforcing their rights or remedies under the credit facility until November 22, 2002, or earlier if there is another default under the credit facility or the forbearance agreement, a third party exercises any right of action against Trenwick for a debt in excess of $5 million or other material obligation or Trenwick takes an action which the letter of credit providers reasonably consider to be materially adverse to their interests. In consideration for the forbearance of the letter of credit providers, Trenwick agreed, among other things, to refrain from making certain payments or distributions and to facilitate a meeting of the letter of credit providers and Lloyd's.

During the term of the forbearance agreement and thereafter, unless there is a waiver of the event of default and potential event of default under the credit facility, under the terms of its guaranty Trenwick is prohibited from declaring or paying any dividends on the outstanding common and preferred shares of Trenwick and its subsidiaries. In addition, Trenwick is not allowed to redeem or repurchase its capital stock so long as the event of default under the credit facility continues.

The event of default under the credit facility also permits the letter of credit providers to demand that the $226 million outstanding letters of credit be secured with an equal amount of cash upon expiration of the forbearance agreement. At this time, Trenwick does not have sufficient available liquidity to provide the necessary cash collateral if the letter of credit providers demand it.

The continuation of an event of default under the credit facility, the restrictions on Trenwick's ability to pay dividends to preferred and common shareholders and the potential demand for cash collateral by the letter of credit providers may cause additional events of default to occur under the instruments governing the outstanding indebtedness and preferred shares of Trenwick and its subsidiaries.

Trenwick's ability to refinance its existing debt obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. During the past year, Trenwick's senior debt and preferred share ratings have been downgraded significantly by Standard & Poor's Corporation and by Moody's Investors Service. At this time, Trenwick's senior debt rating from Standard & Poor's Corporation is CCC+ and Moody's Investors Service is B3. Trenwick's ability to refinance its outstanding letter of credit and debt obligations, as well as the cost of such borrowings, could be adversely affected by these ratings downgrades or if its ratings were downgraded further.

Should Trenwick`s subsidiaries be unable to meet any letter of credit reimbursement obligations as they fall due, and such repayments are not refinanced, the Company would become liable for such repayments under the terms of the guarantees. No liability for any such amounts has been reflected in the Company's financial statements. Because Trenwick America Corporation, Trenwick Holdings Limited and Trenwick are holding companies, their principal source of funds consists of permissible dividends, tax allocation payments and other statutorily permissible payments from their respective operating subsidiaries. As a result of recent losses incurred by Trenwick's other operating subsidiaries, their cash distribution capacities have been significantly reduced.

Trenwick is currently in discussion with the letter of credit providers regarding the current and potential future events of default and letter of credit financing for Trenwick's participation at Lloyd's for the 2003 underwriting year. If the current and potential future events of default are not waived, the letters of credit are not renewed for the 2003 Lloyd's underwriting year or the letter of credit providers demand cash collateral, there is substantial doubt as to Trenwick's ability to continue underwriting at Lloyd's or continue as a going concern. Trenwick and/or one or more of its subsidiaries, including the Company, may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States.

Catastrophe Equity Put

On September 27, 2000, Trenwick assumed the benefits and obligations of the Company under a $100 million catastrophe equity put option. The catastrophe put option was amended and restated as of January 1, 2001 and amended as of January 25, 2002. As amended, the catastrophe equity put enabled Trenwick to raise up to $55 million of equity, through the issue of convertible preferred shares to European Reinsurance Company of Zurich ("European Re"), a subsidiary of Swiss Reinsurance Company, in the event there was a qualifying catastrophic event or events occurring prior to January 1, 2002.

As a result of the terrorist attacks of September 11, 2001, LaSalle Re incurred in excess of $140 million in catastrophe losses as defined under the option agreement and Trenwick delivered notice of exercise of the catastrophe equity put on March 28, 2002. On July 1, 2002, Trenwick commenced an arbitration proceeding seeking $55 million in damages and other relief against European Re. The claims arose out of European Re's failure to meet its obligations under the catastrophe equity put. On September 6, 2002, the catastrophe put option was amended and restated and the pending arbitration proceedings were terminated. Under the terms of the second restated agreement, European Re purchased 550,000 of Trenwick's Series B Cumulative Perpetual Preferred Shares (the "Series B Shares") with a liquidation preference of $100 per share for an aggregate purchase price of $40 million. The Series B Shares bear cumulative dividends, payable quarterly in arrears, based upon the Series B Shares' Standard & Poor's rating at LIBOR plus a margin determined in accordance with the following schedule:

               Standard & Poor's Rating       LIBOR Margin
               ------------------------       ------------
               BBB- or above                      3.75%
               BB+                                4.25%
               BB                                 4.50%
               BB-                                4.75%
               Below BB-                          6.00%

These factors adjust upward by 0.25% on the third anniversary if the securities are still unrated, and upward by 0.50% on the fifth anniversary if they are still unrated. Also, if the Standard & Poor's rating is below BBB- on the fifth anniversary, the factors adjust upward by an additional 0.50%. The maximum adjustment based upon these circumstances is 0.75%.

The Series B Shares are convertible into common shares of Trenwick after five years or upon the occurrence of a "special conversion event" at the greater of book value or the average thirty-day trading price of the common shares. Special conversion events are either the occurrence of a change in control without the written consent of the registered holders of more than 50% of the Series B shares outstanding ("Change in Control Conversion Event"), or the failure of Trenwick to maintain a GAAP net worth equal to at least $225 million for a period of more than sixty days ("Net Worth Conversion Event"). The conversion price of the Series B shares is the greater of 1) the liquidity factor times the average thirty day stock price preceding the conversion date, 2) the liquidity factor times book value per common share or 3) par value of a common share. The liquidity factor will be calculated as an amount equal to 0.8 if the conversion occurs within 60 days after a Change in Control Conversion Event or 1.0 if the conversion does not occur within 60 days after the occurrence of a Change in Control Conversion Event.

Trenwick has the option to redeem the Series B Shares after the first anniversary of the issuance, paying an early redemption premium of $2.00 per share if redeemed before the second anniversary, and $1.00 per share if redeemed between the second and third anniversary. European Re will be able to transfer the Series B Shares six months after the date of purchase.

The maximum number of Trenwick common shares that could be required to be issued upon conversion of the Series B Shares is 550 million which would occur when both the book value of common stock and the average thirty-day trading price of the common shares were less than or equal to $0.10 per share. Trenwick currently has the authority to issue up to 150 million preferred and common shares without prior authorization from the shareholders and the Board of Directors. Trenwick, therefore does not currently have the ability to control settlement of the Series B Shares and has therefore recorded them as temporary equity in the September 30, 2002 balance sheet. As of September 30, 2002, the Series B shares would be settled with approximately 6.3 million common shares upon conversion. The following table details how changes in the price of Trenwick's common shares or changes in book value would affect the settlement amounts:

 Average market value of
      common shares                                           Book value per share
------------------------    --------------------------------------------------------------------------------------
                            $0.10-$0.50    $0.51-$1.00   $1.01-$2.00    $2.01-$5.00   $5.01-$10.00   $10.01-$15.00
                            -----------    -----------   -----------    -----------   ------------   -------------
       $0.10-$0.50            550 - 110      108 - 55       54 - 28        27 - 11        11 - 6          5 - 4
       $0.51-$1.00            108 - 55       108 - 55       54 - 28        27 - 11        11 - 6          5 - 4
       $1.01-$2.00             54 - 28        54 - 28       54 - 28        27 - 11        11 - 6          5 - 4
       $2.01-$5.00             27 - 11        27 - 11       27 - 11        27 - 11        11 - 6          5 - 4
      $5.01-$10.00             11 - 6         11 - 6        11 - 6         11 - 6         11 - 6          5 - 4
      $10.01-$15.00             5 - 4          5 - 4         5 - 4          5 - 4          5 - 4          5 - 4

             Range of shares issuable upon conversion (in millions)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item can be found in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Acting Chief Executive Officer (the "Acting CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company's management, including the Acting CEO and the CFO, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with respect to significant deficiencies or material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           LaSalle Re Holdings Limited
                           PART II - OTHER INFORMATION

ITEM  1.    LEGAL PROCEEDINGS.

            On July 1, 2002, Trenwick, the Company's ultimate parent company, commenced an arbitration proceeding seeking $55 million in damages and other relief against European Reinsurance Company of Zurich, a subsidiary of Swiss Reinsurance Company. The claims arose out of European Re's failure to meet its obligations under a catastrophe equity put agreement, which entitled Trenwick to raise up to $55 million of equity through the issuance of convertible preferred shares to European Re in the event there was a qualifying catastrophic event or events occurring prior to January 1, 2002. The terrorist attacks of September 11, 2001 constituted a qualifying catastrophic event and Trenwick delivered notice of exercise of the catastrophe equity put on March 28, 2002.

            On September 6, 2002, Trenwick and European Re settled the outstanding arbitration, with European Re purchasing 550,000 of Trenwick's Series B Cumulative Convertible Perpetual Preferred Shares. For a description of the preferred shares issued by Trenwick in connection with the settlement of the arbitration between Trenwick and European Re, see Note 8 of the Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Catastrophe Equity Put.

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

            On October 18, 2002, A.M. Best Company lowered the financial strength ratings of the Trenwick's affiliates below A-. The lowered A.M. Best Company ratings constitute an event of default under Trenwick's letter of credit facility. In addition, the increase in Trenwick's loss reserves and the establishment of a Trenwick deferred tax asset reserve in the third quarter of 2002 resulted in Trenwick violating the financial covenants requiring Trenwick to maintain a minimum tangible net worth and minimum risk-based capital on November 14, 2002. If Trenwick is unable to remedy the financial covenant violations within 30 days, a second event of default shall have occurred under the credit facility. The Company is liable under a guaranty of Trenwick's obligations under the credit facility.

            For a description of the credit facility and the events of default thereunder, see Note 7 of the Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Financings, Financing Capacity and Capitalization.

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM  5.    OTHER INFORMATION

            Related Party Transaction

            On August 27, 2002, Trenwick entered into a consulting agreement with W. Marston Becker, the Vice Chairman of Trenwick's Board of Directors, who assumed the position of Trenwick's Acting Chairman and Acting Chief Executive Officer. In consideration for such services, Trenwick agreed to pay Mr. Becker a consulting fee of $50,000 per month. The consulting agreement can be terminated by mutual agreement or upon 30 days prior written notice by either party.

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            10.1 Forbearance Agreement, dated as of November 11, 2002, among Trenwick Group Ltd., Trenwick America Corporation, Trenwick Holdings Limited, LaSalle Re Holdings Limited and certain lending institutions party to the Credit Agreement and JP Morgan Chase Bank, as Administrative Agent.

            10.2 Consulting Agreement, dated as of August 26, 2002, between Trenwick Group Ltd. and W. Marston Becker.*

            99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            *Management contract or compensatory plan or arrangement.

      (b) The following reports on From 8-K were filed during the quarter ended September 30, 2002:

            Date of Report        Item Reported
            --------------        -------------

            July 1, 2002          Commencement of the arbitration against European Reinsurance
                                  Company of Zurich Securities Insurance Option Agreement.


            August 27, 2002       Announcement that James F. Billett, Jr., Trenwick's Chairman,
                                  President and Chief Executive Officer, would be taking a leave of absence for health reasons.

            September 6, 2002     Announcement of Settlement Agreement, a Second Amended and
                                  Restated Catastrophe Equity Securities Issuance Option
                                  Agreement and Amendment and Amendment No. 1 to Registration
                                  Rights Agreement, each dated September 6, 2002 with European
                                  Reinsurance Company of Zurich.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          LaSalle Re Holdings Limited


  Date: November 14, 2002          By: /s/   W. Marston Becker
                                       ---------------------------
                                       Name:  W. Marston Becker
                                       Title: Acting Chief Executive Officer


  Date: November 14, 2002          By: /s/   Ginette Handfield
                                       -----------------------
                                       Name: Ginette Handfield
                                       Title: Senior Vice President and
                                              Chief Financial Officer

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, W. Marston Becker, Acting Chief Executive Officer of LaSalle Re Holdings Limited, certify that:

1. I have reviewed this quarterly report on Form 10-Q of LaSalle Re Holdings Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ W. Marston Becker
-------------------------
W. Marston Becker
Acting Chief Executive Officer

                        Certification of CFO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Ginette Handfield, Senior Vice President and Chief Financial Officer of LaSalle Re Holdings Limited, certify that:

1. I have reviewed this quarterly report on Form 10-Q of LaSalle Re Holdings Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Ginette Handfield
-------------------------
Ginette Handfield
Senior Vice President and
Chief Financial Officer