Form 10-K
period 2002-12-31
LASALLE RE HOLDINGS LTD
filed 2003-05-02
CIK 1001384

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended December 31, 2002.

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

              LOM Building, 27 Reid Street, Hamilton HM 11, Bermuda
                    (Address of Principal Executive Offices)
       Registrant's Telephone Number, including area code: (441) 292-3339

           Securities registered pursuant to Section 12(b) of the Act:

                Title of Each Class                             Name of Each Exchange on Which Registered
Series A Preferred Shares, par value $1.00 per share                 Over The Counter Bulletin Board

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

      There was no voting stock held by non-affiliates on June 30, 2002.

      The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2003:

         Class                              Outstanding at March 31, 2003

         Common Stock, $1.00 par value                         20,432,043

================================================================================

                           LASALLE RE HOLDINGS LIMITED
                                TABLE OF CONTENTS

Item                                                                              Page Number
----                                                                              -----------

                                     PART I

  1. BUSINESS ..................................................................        2

  2. PROPERTIES ................................................................       24

  3. LEGAL PROCEEDINGS .........................................................       24

  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................       25

                                     PART II

  5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...       25

  6. SELECTED FINANCIAL DATA ...................................................       25

  7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
     CONDITION .................................................................       26

 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK .................       48

  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...............................       56

  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
     DISCLOSURE ................................................................       56

                                    PART III

 10. DIRECTORS AND EXECUTIVE OFFICERS ..........................................       56

 11. EXECUTIVE COMPENSATION ....................................................       57

 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ............       60

 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............................       61

 14. CONTROLS AND PROCEDURES ...................................................       61

                                     PART IV

 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ..........       62

                                     PART I

Unless the context otherwise requires, references herein to the "Company" include LaSalle Re Holdings Limited and its subsidiary, LaSalle Re Limited ("LaSalle Re"), and its subsidiaries LaSalle Re Corporate Capital Ltd. ("LaSalle Re Capital"), LaSalle Re (Services) Limited ("LaSalle Re Services") and LaSalle Re (Barbados) Ltd. ("LaSalle Re Barbados"), Oak Dedicated Limited, Oak Dedicated Two Limited and Oak Dedicated Three Limited, (collectively called the "Oak Entities").

                           FORWARD-LOOKING STATEMENTS

Some of the statements under "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance and reinsurance sectors in general. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "will" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described under "Risk Factors" below and the following:

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

      - actions by insurance regulators seizing or otherwise taking control of our insurance company subsidiaries or their assets or those of other affiliated entities;

      - actions by our creditors or securities holders, or those of our parent company, Trenwick Group Ltd. ("Trenwick"), commencing liquidation or similar proceedings against us, our subsidiaries, Trenwick or their assets or those of other affiliated activities;

      - actions by the Financial Services Authority or Lloyd's in the United Kingdom, which could result in our affiliate Trenwick Managing Agents being required to cease underwriting at Lloyd's;

      - greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

      - failure of our business strategy due to changes in current or future market conditions;

      - increased competition on the basis of financial strength, pricing, capacity, coverage terms or other factors;

      - our lack of experience in operating insurance or reinsurance entities that are in runoff and are not writing new business;

      -     the effects of acts of terrorism or war;

      - developments in the world's financial and capital markets that adversely affect the performance of our investments;

      - changes in regulation or tax laws applicable to us, our subsidiaries, brokers or customers;

      -     changes in the availability, cost or quality of reinsurance;

      - changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

      - decreased demand for our insurance and reinsurance products at Lloyd's;

      - loss of additional key personnel or consultants, or failure of management companies to provide services;

      - inability of affiliated entities to provide administrative and other management services under the terms of administrative services agreements;

      -     the effects of mergers, acquisitions and divestitures;

      -     changes in rating agency policies or practices;

      - changes in legal theories, including trends that impact verdicts in insurance claims litigation;

      -     changes in accounting policies or practices;

      - changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this Report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Report which could cause actual results to differ before making an investment decision.

ITEM 1. BUSINESS

General

The Company was incorporated in Bermuda in September 1995 to act as a holding company for LaSalle Re, which was incorporated in Bermuda in October 1993 and commenced operations on November 22, 1993. It primarily acted as a multi-line reinsurance company with emphasis on property catastrophe business.

On September 27, 2000, the Company, LaSalle Re, Trenwick Group Ltd. ("Trenwick") and Trenwick Group Inc. completed a business combination (the "Trenwick/LaSalle business combination"). Under the terms of the Trenwick/LaSalle business combination, the common shareholders of the Company, LaSalle Re and

Trenwick Group Inc. exchanged their shares on a one-for-one basis for shares in Trenwick. Following this transaction, the Company became a wholly owned subsidiary of Trenwick and a guarantor of certain indebtedness owed by Trenwick and certain of its direct and indirect subsidiaries.

Trenwick is a Bermuda-based specialty insurance and reinsurance holding company with subsidiaries located in the United States and the United Kingdom, including four runoff operations. Trenwick's operations at Lloyd's of London ("Lloyd's") underwrite specialty property and casualty insurance as well as treaty and facultative property and casualty reinsurance on a worldwide basis.

In 2002, Trenwick conducted several strategic reviews of its operations in light of its capital constraints and determined that it was necessary for Trenwick to reduce its operating leverage by reducing premium volumes to a level more commensurate with its capital base and to concentrate its limited financial resources on its core franchises and businesses, its United States treaty reinsurance business and its Lloyd's operations, where it would be able to write insurance and reinsurance based on direct or indirect financial support. As a result, Trenwick voluntarily placed into runoff its United States specialty program business formerly operated through its subsidiary, Canterbury Financial Group, Inc., and its London-based specialty insurance and reinsurance company, Trenwick International Limited. Additionally, in light of the increasing capital requirements imposed by the market on catastrophe insurance providers, the Company sold its in-force property catastrophe reinsurance business. Little or no new insurance or reinsurance is presently being offered in these runoff operations, including the Company, with the exception of business written at Lloyd's through the Oak Entities, which are owned by the Company and are described below under "Business Segments - Lloyd's - Corporate Members."

Trenwick's United States reinsurance company subsidiary, Trenwick America Reinsurance Corporation ("Trenwick America Re") has been limited since November 2002 to providing, through an underwriting facility with Chubb Re, Inc. and its affiliate Federal Insurance Company (together, "Chubb"), treaty reinsurance to insurers of property and casualty risks. Trenwick announced on April 15, 2003 that it would cease underwriting reinsurance business under the Chubb facility. Since inception in November 2002, Trenwick underwrote approximately $128 million of reinsurance under the facility. Trenwick will continue to be entitled to the economic benefits of existing business under the facility, subject to the terms and conditions of the facility. Trenwick's ability to write reinsurance business under the facility was severely constrained by its financial condition and concerns arising with respect to its ongoing stability. As a result, Trenwick ceased underwriting activities under the facility in order to reduce Trenwick's costs. The effect of this cessation is that Trenwick America Re is now primarily in runoff. Trenwick will continue to service and pay claims for all business previously written through Trenwick America Re outside of the Chubb facility and will jointly adjust and settle with Chubb any claim arising under the business written under the Chubb facility, subject to Chubb's final authority.

From LaSalle Re's incorporation in 1993 until April 1, 2002, its primary business activity was as a property and casualty reinsurer underwriting worldwide specialty products with an emphasis on catastrophe reinsurance. Catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Following losses sustained in the September 11, 2001 terrorist attacks, Trenwick determined that without additional capital LaSalle Re could no longer compete effectively in this business nor could Trenwick remain in a business that was inherently unpredictable and which could result in additional significant losses. Effective April 1, 2002, LaSalle Re was placed into runoff following the sale of its in-force catastrophe reinsurance business to Endurance Specialty Insurance Ltd. ("Endurance") (See "Significant Developments," below).

LaSalle Re's other business consisted primarily of participations in certain Lloyd's syndicates through LaSalle Re Capital, which provided capital support to those syndicates. Effective for the 2001 underwriting year at Lloyd's, LaSalle Re Capital withdrew its capital support from all Lloyd's syndicates. LaSalle Re Capital, which was incorporated in Bermuda in November 1996, is currently inactive. On December 10, 2002, LaSalle Re, with the permission of the Bermuda Monetary Authority ("BMA"), again became a corporate capital provider at Lloyd's pursuant to an agreement between Trenwick, LaSalle Re and the Company whereby the Oak Entities were contributed by Trenwick to LaSalle Re. The Oak Entities (three separate subsidiaries), which are incorporated in the United Kingdom, participate in Lloyd's syndicates managed by Trenwick Managing Agents ("TMA"), a wholly owned subsidiary of Trenwick. The contribution of the Oak Entities by Trenwick to LaSalle Re together with an additional investment by LaSalle Re of $81.6 million was completed as part of Trenwick's underwriting capital at Lloyd's for the 2003 year of account. In return for its investment, LaSalle Re will receive 43% of the economic interest (prior to the deduction of the Banks' letter of credit fees and profit participation, discussed below in "- Significant Developments - Pledge by Trenwick of the Company's Stock and Assets, Including the Stock of LaSalle Re") in the 2003 year of account of syndicates managed by TMA at Lloyd's and will also participate in the economic interest in the results of such syndicates for the 2002 and prior years of account. For further discussion regarding the Company's activities in the Lloyd's market, see "- Business Segments - Lloyd's - Corporate Members," below.

LaSalle Re's other wholly owned subsidiaries include LaSalle Re Services (currently inactive), which acted as a representative office for the Company in the United Kingdom up until the completion of the Trenwick/LaSalle business combination in September 2000 and LaSalle Re Barbados, which was incorporated in Barbados in 2001 and acts as an investment holding company.

Significant Developments

During 2002 and the first quarter of 2003, a number of developments have occurred that have significantly and negatively affected Trenwick's operations, capital structure and the financial resources required to conduct its businesses, including those of the Company. Set forth below are brief descriptions of a number of these developments as well as certain material transactions entered into by Trenwick and the Company to enable them to continue to conduct business operations despite the adverse developments. Investors and shareholders are cautioned that Trenwick and the Company have had a number of significant adverse events which could make it extremely difficult to continue in their current businesses, if at all, and they should carefully review this annual report on Form 10-K, as well as Trenwick's annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission, including the "Significant Developments," "Risk Factors" and "Forward-Looking Statements" sections thereof, as well as other sections of this Report and Trenwick's Report.

Going Concern Qualification

The Company's independent accountants, PricewaterhouseCoopers LLP, have stated, in their audit report with respect to the Company's financial statements as at and for the twelve months ended December 31, 2002, dated March 31, 2003, that substantial doubt exists as to the Company's ability to continue as a going concern. Trenwick's and the Company's ability to operate continue to be adversely impacted by the deterioration in Trenwick's financial condition and its lack of available financial resources to meet its obligations.

Sale of In-Force Business of the Company to Endurance

Trenwick and the Company's wholly owned subsidiary, LaSalle Re, entered into a Transfer and Purchase Agreement, a Quota Share Retrocession Agreement, a Bill of Sale, an Assignment Agreement, an Administrative Services Agreement and an Assignment of Reinsurance Recoverables and Other Receivables, each dated as of May 16, 2002, pursuant to which LaSalle Re sold to Endurance the in-force property catastrophe business of LaSalle Re as of April 1, 2002. Concurrent with the sale, substantially all of LaSalle Re's employees became employees of Endurance. The Quota Share Retrocession Agreement was a 100% quota share reinsurance agreement, with Endurance paying LaSalle Re a ceding commission of 25% of premiums ceded and additional profit sharing of 50% if the losses do not exceed a loss ratio of 45%. In addition, Endurance will have the right to renew LaSalle Re's in-force business as it expires in exchange for a 12.5% commission on the business renewed. Included in the Company's results for the year ended

December 31, 2002 are $11.6 million in ceding commissions earned on the quota share agreement with Endurance as well as $6.0 million in amortization of acquisition costs on the related assumed business. The loss on sale of in-force business recorded during 2002 of $20.1 million is net of the non-recurring revenue and expense items incurred as a result of the sale, as detailed in the table below (in millions).

      Minimum proceeds related to sale of renewal rights                         $  8.0
      Accelerated amortization of reinsurance contracts not transferred in sale   (20.9)
      Legal expenses and investment banking fees                                   (4.4)
      Severance and related expenses                                               (2.8)
                                                                                 ------
      Net loss on sale of LaSalle Re's in-force reinsurance business             $(20.1)
                                                                                 ======

Realization of any additional revenue from the renewal commission in excess of the $8.0 million previously received, or future revenue from profit sharing related to the loss ratio, is not known at this time; however, the Company and LaSalle Re do not expect to receive significant revenues in 2003 from this transaction.

Special dividend

Subsequent to LaSalle Re being placed into runoff, Trenwick borrowed $258 million from LaSalle Re in June 2002. Of the funds borrowed, Trenwick used approximately $195 million to repay the outstanding term indebtedness under Trenwick's bank credit facility, which had been guaranteed by the Company, and utilized the remaining portion primarily for capital support of Trenwick's Lloyd's operations (including the Oak Entities, which became wholly owned subsidiaries of LaSalle Re effective December 10, 2002).

As the Company had agreed to cease future competitive activities in connection with the Endurance transaction and did not have any plans to underwrite new insurance or reinsurance through LaSalle Re, Trenwick applied to the BMA in November 2002 for permission to recharacterize the $258 million loan as a special dividend since it would more appropriately reflect the status of the distribution. The Company has determined that the reduction in capital and surplus resulting from the special dividend would not cause LaSalle Re to fall below the minimum statutory capital and surplus of $100 million which is required of a Class 4 insurer in Bermuda. In connection with this request, the BMA and LaSalle Re agreed that LaSalle's Certificate of Registration be endorsed to restrict LaSalle Re's license so that it can no longer write any insurance or reinsurance without the prior written consent of the BMA.

The Company has accounted for this distribution as a dividend in the accompanying Consolidated Financial Statements.

Dividend suspension

On November 29, 2002, the Company suspended the payment of dividends on its Series A Preferred Shares as a result of restrictions on the Company under Trenwick's credit agreement with various lending institutions, under which the Company is a guarantor. The Company intends to accrue the dividends until payment is reinstated, if ever. The date of dividend payment reinstatement has not been determined by the Company. The Company does not expect to be able to pay dividends to the holders of the Series A Preferred Shares in the foreseeable future, if ever.

Transactions with Affiliates

In 2000, Trenwick borrowed $75 million from LaSalle Re. The proceeds of the loan were used primarily for capital support of Trenwick's Lloyd's operations and for general corporate purposes. The BMA recently confirmed to the Company that it will allow LaSalle Re's existing $75 million loan to Trenwick, plus accrued interest, to continue to be recorded as an admitted asset on LaSalle Re's balance sheet. LaSalle Re's statutory capital and surplus is estimated to be $133 million, which is above the $100 million minimum required as a Class 4 insurer in Bermuda. In light of Trenwick's current financial condition, there is significant uncertainty as to whether Trenwick will be able, financially, to pay principal or interest on this loan. Should the loan and related interest and other related intercompany receivables be determined to not be realizable because of the currentfuture uncertainties of Trenwick's financial condition, LaSalle Re could fall below the minimum required statutory capital and surplus amount of $100 million. The Company is required by Trenwick's credit agreement (discussed below in "-- Pledge by Trenwick of the Company's Stock and Assets, Including the Stock of LaSalle Re") to use its best efforts to obtain a reduction in LaSalle Re's insurance license classification from the BMA. LaSalle Re has notified the BMA that it intends to file with the BMA an application during 2003 for a reduction in class from a Class 4 insurer to a Class 3 insurer, which could reduce its statutory capital and surplus requirement to $29.4 million if applied to its December 31, 2002 statutory balance sheet. There can be no assurance that such an application would be approved by the BMA or, if approved, that the BMA would not impose more restrictive capital and surplus and other financial requirements on LaSalle Re than those generally established for Class 3 insurers.

During the years ended December 31, 2001 and 2000, the Company purchased $10.7 million and $13.0 million par value, respectively, of Trenwick Capital Trust I Preferred Stock for $8.5 million and $9.9 million, respectively, which are included in the Company's debt securities held for investment. The Trenwick Capital Trust I Preferred Stock matures in 2037 and provides preferential cumulative semi-annual cash distributions at an annual rate of 8.82% which are guaranteed by Trenwick America Corporation, within certain limits, as to distribution payments and liquidation or redemption payments. In November 2002, Trenwick suspended the dividend payment on these securities. The market value of these investments was $2.4 million at December 31, 2002. In accordance with the Company's investment accounting policy, the Company determined that this investment suffered an impairment of value that is considered to be other than temporary and therefore the difference between amortized cost and market value is included in the accompanying Consolidated Statement of Operations and Comprehensive Income Statement as a realized loss of $16.0 million. No interest has been accrued on these securities since August 1, 2002, the date of the last dividend payment.

Acquisition of Oak Entities

On December 10, 2002, the capital stock of the Oak Entities was contributed by Trenwick to LaSalle Re, prior to which certain indebtedness owed to Trenwick by the Oak Entities was forgiven. The transaction was approved by the BMA. The Oak Entities, as corporate capital providers, participate in several Lloyd's syndicates managed by TMA. The Company, through its subsidiary LaSalle Re Capital, also participated in one of these syndicates through the 2000 Lloyd's year of account. The Company's financial statements have been restated to include the accounts of the Oak Entities as a transfer of operations under common control is accounted for in a manner similar to a pooling of interest.

Reserve Adjustments

Trenwick announced on October 25, 2002 that it had engaged independent actuaries to conduct a review of the reserves for unpaid claims and claims expenses at each of Trenwick's operating subsidiaries, including those of the Company. Based upon the study conducted by independent actuarial consultants and additional work performed during the quarter by Trenwick's internal actuaries, Trenwick increased its reserves for unpaid claims and claims expenses in the fourth quarter of 2002 by $107 million, which was net of a favorable adjustment of $6 million applicable to LaSalle Re. The fourth quarter 2002 increases in reserves impact Trenwick's United States insurance subsidiaries and Trenwick International. Trenwick's reserves at its Lloyd's operation, which includes the Oak Entities, while also analyzed, were not adversely affected by this reserve increase. The fourth quarter 2002 reserve increases followed reserve increases made by Trenwick earlier in 2002, for an aggregate reserve increase for 2002 of $303.4 million, of which $33.1 million applied to the Company. The reserve increases recorded during the first nine months of 2002 include $21.5 million related to LaSalle's Re exposure to the terrorist attacks of September 11, 2001 offset in part by reductions in LaSalle Re's other reserves of $19.0 million. The remainder of the reserve increase relates primarily to the Oak Entities and reflects a reassessment of reserves for unpaid claims and claims expenses in light of recent reported loss activity trends across its major business groups and principally impacts the 1998 to 2001 accident years.

Pledge by Trenwick of the Company's Stock and Assets, Including the Stock of LaSalle Re

Concurrently with the Trenwick/LaSalle business combination in September of 2000, Trenwick America Corporation ("Trenwick America") and Trenwick Holdings Limited ("Trenwick Holdings"), Trenwick's U.S. and U.K. holding companies, entered into an amended and restated $490 million credit agreement with various lending institutions (the "Banks"), which was guaranteed by the Company. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid in full on June 17, 2002. Additionally, on December 24, 2002, the credit agreement was amended to reduce the letter of credit facility, which is utilized by Trenwick to support its underwriting operations at Lloyd's, to the currently outstanding $182.5 million. The letter of credit facility is scheduled to terminate on December 31, 2003, although the letters of credit issued pursuant to the facility are not scheduled to expire until December 31, 2006.

Pursuant to a guaranty agreement entered into concurrently with the credit agreement, the Company has guaranteed the obligations of Trenwick America and Trenwick Holdings under the credit agreement. In April of 2002, Trenwick pledged the capital stock of the Company, and the Company and Trenwick pledged the capital stock of LaSalle Re as collateral to the Banks. In December of 2002, Trenwick agreed to provide the Banks additional security interests as described below.

On October 18, 2002, A.M. Best Company lowered the financial strength ratings of the Company and Trenwick's other operating subsidiaries below "A-". The lowered A.M. Best Company ratings constituted an event of default under the credit agreement. In addition, increases in reserves for unpaid claims and claims expenses at Trenwick's subsidiaries and the establishment of a deferred tax asset reserve at Trenwick's United States subsidiaries in the third quarter of 2002 resulted in violations of the financial covenants in the credit agreement requiring Trenwick to maintain a minimum tangible net worth and minimum risk-based capital. On November 13, 2002, Trenwick, its subsidiaries (including the Company) and the Banks executed a forbearance agreement with respect to the events of default arising from the lowered A.M. Best Company ratings and financial covenant violations.

Subsequently, an amendment and waiver of default under the credit agreement and amendment to the guaranty agreement were entered into on December 24, 2002 (the "December Amendments"). The December Amendments extended the letter of credit facility through December 31, 2003 to support Trenwick's underwriting operation at Lloyd's for the 2003 year of account. To those Banks extending their letters of credit, Trenwick agreed to pay a 5% per annum cash letter of credit fee, issue pay-in-kind notes bearing interest at LIBOR plus 2.5% per annum to evidence an additional 3.16% per annum letter of credit fee, issue warrants equal to 10% of Trenwick's fully diluted equity capital, and pay 15% of the profits earned by Trenwick's Lloyd's operations, including those of the Oak Entities owned by LaSalle Re, for the 2002 and 2003 Lloyd's years of account. Trenwick, Trenwick America and Trenwick Holdings agreed to provide the Banks a security interest in, and the assets and property of, their direct and indirect subsidiaries, including the Company, as additional collateral for the Banks, and to cause its subsidiaries, including the Company, to provide a guaranty to the Banks, subject to applicable laws and regulations and existing contractual rights.

The December Amendments also prohibit Trenwick and its subsidiaries from declaring or paying any dividends (including on Trenwick's common shares, the Series A Preferred Shares of the Company and the capital securities of Trenwick Capital Trust I). The December Amendments and the other amendments and waivers entered into in the first quarter of 2003 waive certain other defaults, add covenants further restricting the operation of Trenwick's business (including that of the Company), prohibit Trenwick from making certain payments without the Banks' approval, prohibit Trenwick and its subsidiaries (including the Company) from selling or otherwise disposing of any assets or property, require Trenwick to regularly report certain financial information to the Banks, and adjust downward certain of the financial covenants.

Pursuant to the December Amendments, Trenwick is required to collateralize with cash, cash equivalents and marketable securities 60% of the outstanding letters of credit by August 1, 2003. If it is unable to do so, Trenwick's insurance company subsidiaries will be prohibited from underwriting any insurance or reinsurance business without the Banks' prior approval. In addition, Trenwick is required to use its best efforts to terminate the letters of credit by December 31, 2003. In order to do so, the letters of credit would need to be replaced with other letters of credit or collateral acceptable to Lloyd's. In the event Trenwick has not terminated the letters of credit by December 31, 2003, it is required on such date to collateralize with cash, cash equivalents and marketable securities the full amount of the outstanding letters of credit. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit as required by the December Amendments. Additionally, Trenwick does not believe that it will be able to replace the letters of credit with other letters of credit or collateral acceptable to Lloyd's.

Since December 2002, Trenwick has entered into additional amendments and numerous waivers with the Banks providing for, among other things, waivers of potential covenant defaults, further reductions in certain financial covenants, additional financial reporting, approval of certain employee and other payments, approval of the extension of the maturity of Trenwick America's senior notes from April 1, 2003 to August 1, 2003, the payment of interest accrued through April 1, 2003 to the holders of the senior notes and extension of numerous deadlines imposed under the December Amendments.

If there is an event of default under the credit agreement, including as a result of Trenwick failing to collateralize the letters of credit as described above, or if there is an event of default under other outstanding indebtedness of Trenwick or its subsidiaries (including the Company), including under Trenwick America's senior notes, resulting in a cross default under the credit agreement, Trenwick may be required to fully and immediately collateralize the outstanding letters of credit under the terms of the credit agreement and the guaranty agreement. No liability for any such amounts has been reflected in Trenwick's financial statements. If events of default occur and are not waived, there is substantial doubt as to Trenwick's ability to continue as a going concern and Trenwick and/or one or more of its subsidiaries (including the Company) may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States. In addition, at any time one or more of the insurance regulatory authorities having jurisdiction over Trenwick's insurance company subsidiaries (including the Bermuda Monetary Authority with respect to the Company and LaSalle Re, or the Financial Services Authority or Lloyd's in the United Kingdom with respect to Trenwick's Lloyd's operations) may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick or its subsidiaries (including the Company) may commence proceedings against Trenwick or its subsidiaries, including the Company, seeking their liquidation.

Pursuant to the December Amendments, the Company is also required among other things to (1) use its best efforts to convert LaSalle Re to Class 3 insurer status in Bermuda, (2) use its best efforts to secure loss portfolio transfers at LaSalle Re and its subsidiaries in form and substance satisfactory to the Banks, (3) use its best efforts to secure stop-loss reinsurance treaties satisfactory to the Banks for the 2001, 2002 and 2003 years of account at Lloyd's and (4) promptly pay, upon receipt of notice from Lloyd's, any solvency deficit or cash call for the 2002 and prior years of account at Lloyd's.

Recent Ratings Actions

Moody's Investor Services announced on April 10, 2003 that it had withdrawn all debt and preferred stock ratings of Trenwick and its subsidiaries. The action reflects the failure of Trenwick America to pay the $75 million principal payment on its Senior Notes due April 1, 2003 and the ongoing effort to restructure Trenwick's debt obligations. The senior debt rating of Trenwick and the rating of Trenwick America's trust preferred securities had previously been lowered to "Ca" and "C," respectively, on January 31, 2003.

Standard and Poor's Ratings Services announced on April 2, 2003 that it had lowered the counter-party credit ratings on Trenwick, Trenwick America and the Company to "D" following the announced non-payment of principal and interest on the Senior Notes. Standard & Poor's also stated that despite the agreement in principal to extend the maturity of the Senior Notes, it believes that the prospect for significant recoveries to the senior note holders is very low. Standard & Poor's also announced on March 4, 2003 that it placed its "CCC" counterparty credit and financial strength ratings on Trenwick America's subsidiaries, Trenwick America Reinsurance Corporation ("Trenwick America Re"), Dakota Specialty Insurance Company and The Insurance Corporation of New York on CreditWatch negative. In addition, Standard and Poor's withdrew its "CCC" counterparty credit and financial strength ratings on Chartwell Insurance Company due to its merger with Trenwick America Re.

On April 2, 2003, A.M. Best Company announced that it had withdrawn the financial strength rating of "C" (Weak) and assigned a "NR-4" rating (Rating Withdrawn at Company's Request) to Trenwick America Re. Concurrently, A.M. Best downgraded the debt rating of Trenwick America to "D" from "C" relating to its Senior Notes. These rating actions followed the announced non-payment of principal and interest on the Senior Notes. The financial strength rating of Trenwick America Re had previously been downgraded to "C" (Weak) from "B-"
(Fair) on February 3, 2003.

On April 3, 2003, Fitch Ratings announced that it had lowered its long term and senior debt rating on Trenwick America to "D" from "C". In addition, Fitch lowered its long term ratings on Trenwick and the Company to "D" from "C". Fitch's "C" ratings on the Company's Series A Preferred Shares and the capital securities of Trenwick Capital Trust I were unchanged. Fitch's rating action also followed the announced non-payment of principal and interest on the Senior Notes. Fitch's "D" rating indicates that Fitch believes that Trenwick America's senior note holders' recovery value is unlikely to exceed fifty percent.

Suspension of Trading From New York Stock Exchange

On March 25, 2003, the Series A Preferred Shares of the Company and the common shares of Trenwick and were suspended from trading, pending application to the Securities and Exchange Commission for delisting, by the New York Stock Exchange ("NYSE") as a result of failure to meet the NYSE's minimum continued listing criteria. On the same day, Trenwick was notified that its common shares and the Series A Perpetual Preferred Shares of the Company would be quoted on the Over The Counter Bulletin Board ("OTC").

By letter dated March 24, 2003, the BMA issued permission for the free transferability on an interim basis of the shares of Trenwick and the Company while they are traded on the OTC Bulletin Board, on the condition that the BMA is notified promptly of all instances in which Trenwick or the Company becomes aware that a new shareholder has obtained 5% or more of either company's shares, including background information on any such new 5% shareholder.

Business segments

The Company has two reportable business segments: reinsurance operations and Lloyd's. The reinsurance segment provided reinsurance for property catastrophe and for other lines of business that have similar characteristics, namely high severity and low frequency. These lines included property risk excess, property, pro rata treaty, casualty, marine, aviation, satellite, terrorism, multi-peril, crop, and political risk coverages. Prior to December 10, 2002, the Lloyd's syndicates segment in runoff was written through LaSalle Re Capital, which provided capital support to selected Lloyd's syndicates. The lines of business written by the selected syndicates included direct insurance, facultative property reinsurance, marine insurance and reinsurance, professional indemnity, directors and officers insurance and bankers blanket bond business. Effective for the 2001 underwriting year at Lloyd's, LaSalle Re Capital withdrew its capital support from all Lloyd's syndicates. As described below, LaSalle Re's continuing underwriting activities arise as a result of the Oak Entities which are corporate members at Lloyd's.

Reinsurance operations (in runoff)

The Company wrote property and casualty reinsurance on a worldwide basis through its operating subsidiary LaSalle Re until April 1, 2002, when it sold LaSalle Re's in-force business to Endurance and placed LaSalle Re into runoff. The Company also wrote selected other lines of reinsurance at times when it believed that market conditions were favorable.

The Company's objective is to maximize the economic value of the runoff through effective claims settlement, commutation of assumed obligations where appropriate, collection of reinsurance recoverables and effective cash management. The overall financial condition of the runoff operation will determine the Company's ability to successfully accomplish this goal. The Company expects that it will manage outstanding liabilities until their natural expiration, although it may explore other strategic alternatives to assure that the interests of policyholders and ceding companies are protected, while maximizing the potential for return. LaSalle Re has entered into an administrative services agreement with Trenwick for Trenwick to provide LaSalle Re with executive management, actuarial, accounting, treasury, claims and other administrative services. From time to time the Company may also seek the advice of outside experts and retain consultants to assist in these efforts.

Lloyd's - Corporate Members

As described above, on December 10, 2002, Trenwick, LaSalle Re and the Company entered into an agreement pursuant to which the Oak Entities were contributed by Trenwick to LaSalle Re, following the forgiveness of certain indebtedness owed to Trenwick by the Oak Entities. LaSalle Re agreed to invest $81.6 million in the Oak Entities which, together with the renewal of Trenwick's letter of credit facility, provide funds at Lloyd's as part of Trenwick's underwriting capital at Lloyd's for the 2003 year of account. The Oak Entities will receive 43% of the economic interest (prior to the deduction of the Banks' letter of credit fees and profit participation) in the 2003 year of account for syndicates managed by TMA at Lloyd's.

Information Regarding Lloyd's Syndicates

Lloyd's is an internationally recognized insurance market place that has been operating in England for over 300 years pursuant to legislation and custom. The following is a general description of certain fundamental principles upon which business is conducted at Lloyd's by Trenwick's subsidiaries, including the Oak Entities, and other participants in the Lloyd's market.

Capital Support. The capital required to support a corporate member's underwriting on a syndicate is determined by Lloyd's and is based on the application of a risk based capital (RBC) model. The variables within the RBC model are dependent on various criteria as applied to each Lloyd's syndicate and corporate member. There are four main elements to the current RBC framework which, when considered together, determine the level of capital required to support underwriting. These are:

      o     the performance of each category of business assessed by risk code;

      o a credit which is given for the diversity of the business contained within the syndicate;

      o     Lloyd's assessment of management performance; and

      o     the underwriting history of the corporate member.

Relationship between members and managing agents. Members conduct their business as sole traders or corporate entities, grouped into annual ventures known as syndicates, each of which is managed by a managing agent which may manage one or more syndicates. All of Trenwick's Lloyd's operations, including that of the Oak Entities are conducted through syndicates which are managed by TMA. See "Business Management Services," below. At the end of each year the syndicate is dissolved and a new syndicate is formed for the following year, although members in existing syndicates have a priority for participating as members in the next following year. Accordingly, the members participating on a syndicate may change from year to year. In the conduct of the syndicate's business, the managing agent acts for each member under a separate agency agreement. The syndicate itself is not a legal entity. Members of a syndicate are not in partnership, and no member has joint liability with any other member of a syndicate for the risks underwritten through that syndicate. Each member of the syndicate is responsible only for the proportion of each risk written on his behalf and if an individual, such member may have unlimited liability for that business to the full extent of his assets, although no new members with unlimited liability are permitted. Each corporate member has limited liability for that business.

Actual acceptance of risk is undertaken either by the active underwriter of each syndicate or his underwriting deputies. The managing agent determines the underwriting policy of, and appoints and supervises the active underwriter of, each of its managed syndicates and supplies administrative and accounting services for the managed syndicate. The members themselves generally take no active part in the conduct of the business. That conduct is, by requirement of Lloyd's, delegated exclusively to the managing agent.

The managing agent will agree and/or settle claims made against the syndicates and establish systems to monitor and control the premium income earned by the syndicate to see that members' premium limits are not exceeded. The managing agent will also determine and carry into effect the syndicate's reinsurance program and determine the premium for and effect the reinsurance required for the syndicate to close each year of account (see below).

Year of Account. Lloyd's has its origin in marine insurance which, because of the length of voyages, led to the development of the current three-year accounting system whereby premiums, losses and expenses are accumulated over three years before the result of a particular underwriting year's trading is calculated. Under the three-year system, members' underwriting results are stated by "year of account". Each year of account is a one-year venture that, as a general rule, is fully accounted for and settled at the end of a 36-month period. As a result, syndicates writing insurance in Lloyd's 2003 year of account will not be "closed" for purposes of determining profit or loss participation until reinsurance to close has been effected after December 31, 2005. Since December 31, 1994, the year of account to which a policy is allocated has been determined by the inception date of the policy.

Reinsurance to close. At the close of a year of account, members' underwriting liabilities with regard to the year are usually reinsured under a contract known as reinsurance to close, or "RITC". Until the RITC is effected (currently at the earliest, at the end of the third year of the account, i.e. two years after the end of the relevant underwriting year) no profits in respect of the relevant year of account can be distributed to members.

Through the payment of a premium for the RITC, a syndicate member's liabilities in respect of risks allocated to the relevant year of account and not discharged in full (including liabilities in respect of RITC of the preceding years of account) are reinsured without limit in time or amount into a succeeding, usually the next, underwriting year of account of the same syndicate; they may also, on occasion, be reinsured by another syndicate.

Runoff account. A runoff account is a year of account that has not been closed by RITC in the usual way. This may happen for a number of reasons, but primarily from uncertainty as to future levels of liability and a consequent inability to fix a fair premium for the RITC. In these circumstances, closure of the year of account may take a number of years, during which, without Lloyd's consent, there can be no release of the members' funds at Lloyd's nor of profits arising from the underwriting or investments of that syndicate.

Premium Trust Fund. Each member's premiums are held in Premium Trust Funds ("PTF") and invested in assets until the close of the year of account. All investment income from funds held in the PTF is similarly retained in the PTF and may be reinvested during the course of the year of account. As stated above, a year of account normally closes after the end of the third year. Funds representing a members' underwriting profits arising in respect of a particular year's underwriting on a syndicate will not normally be released from the PTF to the member until the relevant year has been closed by RITC and Lloyd's has confirmed the members' overall underwriting position as solvent. If a corporate member becomes insolvent, underwriting claims can still be met to the extent of the assets held in the members' PTF, as these funds are not available to its general creditors.

Funds at Lloyd's. Under its Byelaws, Lloyd's has power to prescribe the amount of security to be provided by a member in respect of its underwriting business at Lloyd's. This security (which is additional to the amounts held under the control of managing agents in a member's PTF) comprises a member's funds at Lloyd's. These funds are held in accordance with the terms of prescribed form Lloyd's Deposit Trust Deeds. The minimum required level of funds at Lloyd's is reviewed by Lloyd's prior to the commencement of each year of account.

Lloyd's determines the investment criteria applicable to funds held within a member's funds at Lloyd's, but a member is able to select the investment for those funds within the established criteria. In addition to or in substitution for depositing cash and/or securities as funds at Lloyd's, members are able to provide Lloyd's, among other things, with letters of credit, bank guarantees or a covenant and charge. The level of funds at Lloyd's fixes the member's maximum overall premium limit ("OPL") and it may be necessary during any account year to arrange additional funds at Lloyd's to increase OPL, or to maintain OPL when such funds have been depleted by losses. All such funds at Lloyd's are subject to trust arrangements designed to ensure that they are available to meet the relevant member's Lloyd's losses and expenses.

The FSA requires Lloyd's to maintain net central assets which are adequate to cover the aggregate of certain variable solvency margins, which relate to the value of each member's PTF and each member's funds at Lloyd's. If at any time a corporate member's funds at Lloyd's have fallen by more than 10 percent the member will be obliged to notify Lloyd's, and Lloyd's may then give such directions as it sees fit, including directing the member to reduce the overall level of its underwriting business.

For solvency purposes, if a member's closed year losses, runoff account deficiencies and cash calls on open years of account are not paid in full, they must be provided for in addition to the member's funds at Lloyd's required to support underwriting for succeeding years of account. To the extent that a member's funds at Lloyd's are used to cover these provisions with the effect that the member's funds at Lloyd's ratio is no longer satisfied, the member's OPL will be correspondingly reduced for the next year of account.

Geographic diversification

Prior to April 1, 2002 when LaSalle Re was placed into runoff, the Company diversified its property, casualty and other insurance and reinsurance exposures across geographic zones in order to optimize its spread of risk. The Oak Entities through their participation in a Lloyd's syndicate are the only subsidiaries of the Company actively writing business as of December 31, 2002. The geograghic diversification for the Oak Entities is determined by the syndicate in which they participate.

Reinsurance protections purchased

As a result of the sale of LaSalle's in-force reinsurance business as of April 1, 2002, substantially all of the underlying contracts were ceded to Endurance. All losses incurred on those contracts after April 1, 2002 are 100% reinsured by Endurance. LaSalle Re establishes reserves for all unpaid claims and claim expenses on any losses applicable to those ceded contracts and records a corresponding reinsurance recoverable.

In 2002, LaSalle Re purchased two excess of loss programs that provided coverage of $20 million in excess of the first $30 million of losses per occurrence and $5 million in excess of the first $50 million of losses per occurrence, both of which, as of April 1, 2002, were retroceded to Endurance as part of the sale of LaSalle Re's in-force reinsurance business. A third excess of loss program, which provided coverage of $25 million in excess of the first $100 million of losses per occurrence for a four year period with a yearly aggregate limit of $50 million and a contract aggregate limit of $150 million, was commuted by LaSalle Re in December 2002.

In 2001, the Company purchased three excess of loss programs which provided coverage of $20.0 million in excess of the first $30.0 million of losses per occurrence, $5.0 million in excess of the first $50.0 million of losses per occurrence and $25.0 million in excess of the first $75.0 million of losses per occurrence.

During 1999, the Company purchased an excess of loss program which provided coverage of $75.0 million in excess of the first $75.0 million of losses per occurrence for a first loss event, $60.0 million excess of $75.0 million per occurrence on the second loss event and $52.5 million excess of $125.0 million per occurrence on the third loss event over a three-year period ended December 31, 2001, subject to a maximum aggregate recovery of $187.5 million. This contract was canceled effective December 31, 2000.

In addition, in 1999 and 2000, the Company had a quota share arrangement with CNA. This arrangement was canceled effective December 31, 2000. Under this arrangement, the Company ceded an adjustable proportion of U.S. property catastrophe premium, net of acquisition costs, and included an override commission and profit commission payable to the Company.

The Company has also purchased other non-proportional excess of loss protections, which provide for the recovery of losses from reinsurers in excess of certain retentions that are related to the magnitude of market losses. LaSalle Re Capital also participated in the reinsurance coverage purchased by the Lloyd's syndicates it supported.

In addition, as part of the Company's capital protection strategy, the Company has utilized a Catastrophe Equity Put ("CatEPut") option program since July 1, 1997. The CatEPut option was a capital replacement tool that enabled the Company to put a pre-arranged amount of equity, through the issue of convertible preferred shares, to the option writers at pre-negotiated terms, in the event of a major catastrophe or series of large catastrophes that cause substantial losses to the Company or its subsidiaries. After the Trenwick/LaSalle business combination, Trenwick assumed the benefits and obligations of the Company under the CatEPut option, and is the issuer of the convertible preferred shares thereunder.

The Oak Entities purchase reinsurance generally to protect against extraordinary losses or losses involving one or more underwriting classes. The amount purchased is determined by TMA, subject to availability, with reference to the syndicates' aggregate exposure and potential loss scenarios.

Marketing

There are no marketing activities for LaSalle Re and LaSalle Re Capital as they are in runoff.

Marketing activities for the Oak Entities are managed by TMA through the Lloyd's syndicates in which they participate.

Reserves

The Company establishes reserves for the estimated ultimate settlement costs of all claims and claims expenses incurred with respect to business written by it. Accounting principles generally accepted in the United States of America, sometimes referred to as U.S. GAAP, do not permit the Company to establish reserves with respect to its property catastrophe reinsurance until an event occurs that may give rise to a claim. As a result, only reserves for unpaid claims and claims expenses applicable to losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses.

The derivation of reserves for unpaid claims and claims expenses involves the actuarial and statistical projection at any given time of the Company's expectations of the ultimate settlement of loss and loss expenses. These loss projections become necessary, primarily, as a result of time lags associated with reinsurance loss reporting. These lags are principally attributable both to claimant delays in reporting to the primary carrier as well as primary and reinsurance company delays in gathering statistics and subsequently reporting cession details to the Company. As a result, in addition to the loss estimates reported by primary insurers on known claims, actuarially projected estimates of reserves applicable to both the development (growth) of known claims as well as the emergence of new claims reports related to loss events which have been incurred but not reported ("IBNR losses") prior to the evaluation date must be developed. In addition to the impact of reporting lags upon the accuracy of estimated loss liabilities, other factors have significant impact upon the ultimate settlement of insured losses, including loss cost inflation, trends in the amount of insurance purchased in proportion to the full value of insured properties, and trends in the size and demographics of insured populations. Reserves for unpaid claims and claims expenses are not precise in that they necessarily involve an attempt to predict the ultimate outcome of future loss reporting and settlement activities.

Actuarial Methods

The Company uses a combination of data sources and commercially available catastrophe models to establish appropriate loss reserves for a catastrophic event. These models are employed upon the occurrence of an event to arrive at initial estimates of losses to the Company for significant catastrophe events. In addition, grouped and individual contract data illustrating the loss development history for prior similar events, as well as actual loss emergence experience of the underlying insurers, are analyzed to assist in the determination of suitable loss reserves. The data derived from the industry sources, and supplemented with the client-specific information, are then used to arrive at estimates of loss emergence patterns and initial estimates of ultimate loss ratios. These parameters are then applied, on a contract-by-contract basis, to arrive at estimates of ultimate losses. These loss estimates are then supplemented with the results derived from the catastrophe models, and final initial loss estimates are selected and reduced for losses reported to the Company to arrive at IBNR losses as of the date of evaluation. Loss estimates for a catastrophe event are subsequently re-estimated based on the actual reported and paid loss experience of the Company as of the evaluation date, and utilizing and applying the historical reporting patterns for similar events and contracts. The reserves for the Oak Entities and LaSalle Re Capital are separately derived, primarily from an analysis using expected loss ratios which is supplemented, when available, by actuarial evaluations produced for the individual syndicates.

The reserves are prepared quarterly by the Chief Actuary of Trenwick and reviewed by the Company's management. To the extent that reserves develop upward or downward, the results are reflected in the net income in the period in which the reserve deficiency or redundancy is evaluated. There can be no assurance that the final loss settlements will not exceed the Company's reserves for unpaid claims and claims expenses and have a material adverse effect upon the Company's financial condition and results of operations in a particular period.

With the acquisition of the Oak Entities on December 10, 2002, LaSalle Re now provides significant underwriting capacity to Lloyd's, principally to Syndicate 839 which is managed by TMA. Claims and claims expense reserves arising from this participation have been recorded on the balance sheet of LaSalle Re Holdings based on the review and analysis performed by TMA.

In connection with its review and analysis, TMA has engaged an independent actuarial consulting firm to review the claim liabilities and prepare an actuarial opinion for each of its non-life syndicates, including the actuarial opinion required by Lloyd's solvency regulations. These opinions, which are prepared solely for the use of Lloyd's regulators and TMA, assist syndicates in establishing appropriate liability estimates for both establishing the reinsurance to close and determining the open years of account.

Loss Development Analysis

Central estimates of loss reserves are derived separately for LaSalle Re's reinsurance runoff operations and for its Lloyd's participation through the Oak Entities. A range of plus or minus 5% is judgmentally defined about the central estimate reserve estimate as representing a "reasonable" range for lower or higher outcomes. Management, after reviewing the results of the actuarial reserve reviews, then determines its best estimate within the range. For year-end 2002, the range of net reserves (indications in $ millions) was as follows:

                Low Range Indication                         $536
                Central Indication                           $565
                High Range Indication                        $593
                Actual Net Reserve                           $563
                Difference Central less Actual               $2

The $2 million difference between Central Indicated and Actual net reserves at year end 2002 arises from judgments made by management to reduce estimates of September 11, 2001 losses by $2 million because of the low level of reported September 11, 2001 loss activity during the last three quarters of 2002.

Management believes that claim and claim expense liabilities are adequate. However, the process of estimating claims and claim expense liabilities is inherently imprecise and involves an evaluation of many variables, including potentially unpredictable social and economic conditions. Accordingly, there can be no assurance that LaSalle's ultimate liability will not vary significantly from amounts reserved. In addition, with respect to the reinsurance portion of LaSalle's business, the inherent uncertainties of estimating such liabilities are greater than for the primary insurance portion, primarily due to the longer term reporting nature of the reinsurance business, the diversity of development patterns among different types of reinsurance, the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices utilized by various ceding companies. Other items that have been considered in determining year-end reserves but which may develop differently than currently estimated include:

      o     September 11, 2001 related claims;

      o Claims against insured financial services companies for certain types of practices including alleged misallocations of shares in initial public offerings;

      o     Directors and Officers liability insurance in the United States;

      o Ultimate losses on business underwritten in the last four years, as reserve estimates are inherently more uncertain on recent business, where reported loss activity is still low relative to ultimate losses;

      o Reinsurance collectibility - LaSalle Re and TMA review and monitor their reinsurance recoverables from reinsurers and make provision for uncollectible reinsurance as appropriate. However, given the magnitude of reinsurance recoverables, $913.0 million at year-end 2002, the Company has a significant exposure to collectibility issues particularly for business underwritten at Lloyds.

The uncertainties in and the risk factors associated with the reserves for unpaid claims and claims expenses at year-end 2002 are significantly different than prior years at the Company, arising from exposure to Lloyd's business through the Oak Entities. Given the deterioration in the Company's financial condition and significant reduction in the net worth of LaSalle Re, the Company is now less financially equipped to handle these uncertainties should there be adverse development in its loss reserves. Consequently, there can be no assurance as to the adequacy of reserves, and the risk of future developments, both favorable and unfavorable, exists.

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

Maturity and duration of portfolio

The Company's investment guidelines specify a one to four year duration for the Company's investment portfolio, reflecting the need to maintain a liquid, short duration portfolio to ensure the Company's ability to pay claims on a timely basis. At December 31, 2002, the average maturity of the Company's portfolio was
1.1 years. The Company expects to periodically re-evaluate the target duration in light of market conditions, including the level of interest rates, and estimates of the duration of its liabilities.

The table below sets forth the distribution of the Company's debt securities available for sale at December 31, 2002 by type, maturity and quality rating.

                            Debt Security Investments
            (Amounts expressed in thousands of United States dollars)

                                                        Average
                                                        Maturity     Fair     Amortized
                                                        in Years    Value       Cost
                                                        --------   --------   ---------
           Type
           U.S. and U.K. federal government
              securities, including agencies                 0.9   $341,529   $339,619
           Other foreign government securities               0.2     58,681     58,468
           Mortgage and other asset-backed securities        0.7     93,516     93,179
           Corporate and other debt securities               4.0     62,111     61,782
                                                        --------   --------   --------
           Total debt securities                             1.1   $555,837   $553,048
                                                                   ========   ========

           Maturity
           Due in one year or less                                 $359,387   $359,354
           Due in one year through five years                       170,365    168,211
           Due in five years through ten years                       14,510     14,066
           Due after ten years                                       11,575     11,417
                                                                   --------   --------
           Total debt securities                                   $555,837   $553,048
                                                                   ========   ========


                                                 Investment Grade          Non-investment Grade
                                             ------------------------    ------------------------
Quality                                      Fair Value       Cost       Fair Value       Cost
                                             ----------    ----------    ----------    ----------
U.S. and U.K. federal government
  securities, including agencies             $  341,529    $  339,619    $       --    $       --
Other foreign government securities              58,681        58,468            --            --
Mortgage and other asset-backed securities       93,516        93,179            --            --
Corporate and other debt securities              59,746        59,417         2,365         2,365
                                             ----------    ----------    ----------    ----------
Total investment grade and
  non-investment grade debt securities       $  553,472    $  550,683    $    2,365    $    2,365
                                             ==========    ==========    ==========    ==========
Percentage of total debt securities                99.6%         99.6%          0.4%          0.4%

Investment Grade Quality (fair value)           Aaa           Aaa            A            Baa
                                             ----------    ----------    ----------    ----------
U.S. and U.K. federal government

  securities, including agencies             $  341,529    $       --    $       --    $       --
Other foreign government securities              58,681            --            --            --
Mortgage and other asset-backed securities       93,516            --            --            --
Corporate and other debt securities              22,140        29,419         8,187            --
                                             ----------    ----------    ----------    ----------
Total investment grade and
  non-investment grade debt securities       $  515,866    $   29,419    $    8,187    $       --
                                             ==========    ==========    ==========    ==========
Percentage of total debt securities                92.8%          5.3%          1.5%          0.0%

Non-investment Grade Quality (fair value)       Ba/B         Caa/Ca          P1        Not rated
                                             ----------    ----------    ----------    ----------
Mortgage and other asset-backed securities   $       --    $       --    $       --    $       --
Corporate and other debt securities                  --            --            --         2,365
                                             ----------    ----------    ----------    ----------
Total non-investment grade debt securities   $       --    $       --    $       --    $    2,365
                                             ==========    ==========    ==========    ==========
Percentage of total debt securities                 0.0%          0.0%          0.0%          0.4%

Equity securities/Real estate

Pursuant to the Company's investment guidelines, the Company's investment portfolio may not contain any direct investments in real estate, mortgage loans or equity securities.

Foreign currency exposures

In an effort to manage exposure to foreign currency exchange rate fluctuations, the Company may from time to time enter into foreign exchange contracts. These contracts generally involve the exchange of one currency for U.S. dollars at some future date. At December 31, 2002 and 2001, the Company had no principal amounts outstanding under foreign exchange contracts.

Investment manager

Effective January 1, 2001, the Company appointed Wellington Management Company LLP to act as its investment manager. Prior to this, LaSalle Re had an investment management agreement with Aon Advisors (UK) Limited which terminated December 31, 2000.

Management Services

LaSalle Re currently manages its runoff operations with a staff of three employees and two consultants. LaSalle Re has also contracted with a third party administrator in Bermuda, IAS, to provide accounting services on an as needed basis and has entered into an administrative services agreement with Trenwick for Trenwick to provide LaSalle Re with executive management, actuarial, accounting, treasury, claims and other administrative services. From time to time, LaSalle Re may utilize other consultants or managers to provide services.

The Oak Entities and the Lloyd's syndicates in which they participate are managed by TMA pursuant to a standard agreement, set down by Lloyd's byelaws, entitled Managing Agent's Agreement (Corporate Member) (the "Agreement"). TMA is authorized by Lloyd's to manage syndicates including Syndicates 44 and 839, and by the Financial Services Authority (the "FSA"), to carry out the regulated activity of managing the underwriting capacity of a Lloyd's syndicate as a managing agent at Lloyd's. Under the terms of the Agreement, TMA is appointed to employ and manage the underwriter and his associates, who in turn accept risks, pay claims, arrange reinsurance, close the account and strike a profit or loss on the year's trading on behalf of the Oak Entities as a member of the relevant syndicate. Under the terms of the Agreement, the Oak Entities have agreed to pay TMA, as remuneration for its services in relation to each year of account, a fee and a profit commission. For the 2003 year of account, the fee charged by TMA is 0.5% of the capacity allocated by each of the Oak Entities to Syndicates 44 and
839. At the close of the 2003 year of account, subject to certain adjustments for prior year syndicate losses, TMA will be entitled to deduct and retain 15% of any profit so determined, prior to the balance being distributed to the Oak Entities. In the event of a loss being determined in respect of the 2003 year of account, TMA will not receive any remuneration other than the 0.5% fee.

Employees

As of December 31, 2002, the Company had five employees. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements, and the Company knows of no current efforts to implement such agreements at the Company.

Regulation and tax matters

Trenwick and its insurance and reinsurance company subsidiaries, including LaSalle Re, are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they are domiciled and in which they conduct business. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating such companies' financial integrity and solvency in their business transactions and operations. Many of the insurance statutes and regulations relate to financial reporting and enable regulators to closely monitor the performance of the insurers. Typical required reports include information concerning Trenwick's capital structure, ownership, financial condition, and general business operations.

Because the Company, as well as Trenwick, Trenwick America and Trenwick Holdings, are holding companies, their principal sources of funds consist of permissible dividends, tax allocation payments and other statutorily permissible payments from their respective regulated operating insurance company subsidiaries, each of which is subject to oversight and regulatory supervision by insurance regulators in its jurisdiction of domicile. As a result of recent losses incurred by these operating inasurance company subsidiaries, their cash distribution capacities have been significantly reduced. Each insurance regulatory body, including those of Bermuda, New York, Connecticut, North Dakota, the United Kingdom and Lloyd's, may act independently with respect to the company or companies domiciled in its jurisdiction. To the extent that any such regulator takes action with respect to an insurance company domiciled in its jurisdiction, such as the commencement of voluntary or involuntary proceedings for the formal supervision, conservation, rehabilitation or liquidation of such company, such action could adversely impact the ability of the Company or Trenwick to continue to function, or could precipitate other actions by other insurance regulators with respect to the particular insurer or insurers under their primary jurisdiction.

LaSalle Re, as a runoff company, will continue to be subject to regulation and supervision in Bermuda. LaSalle Re was not admitted or authorized to do business in any jurisdiction except Bermuda. The insurance laws of each state of the United States do not directly regulate the sale of reinsurance within their jurisdictions by alien insurers, such as LaSalle Re. Nevertheless, the sale of reinsurance by alien reinsurers, such as LaSalle Re, to insurance companies domiciled or licensed in United States jurisdictions is indirectly regulated by state "credit for reinsurance" laws that operate to deny financial statement credit to ceding insurers unless the non-admitted alien reinsurer posts acceptable security for ceded liabilities and agrees to prescribed contract provisions, such as insolvency and intermediary clauses. The Company conducted its business at its principal offices in Bermuda and did not maintain an office in the United States, and its personnel did not solicit, advertise, settle claims or conduct other insurance activities in the United States. All policies were issued and delivered and premiums were and continue to be received outside the United States. The Company does not believe that it is subject to the insurance laws of any state in the United States. From time to time, there have been congressional and other initiatives in the United States regarding the supervision and regulation of the insurance industry, including proposals to supervise and regulate alien reinsurers. While none of these proposals have been adopted to date on either the federal or state level, there can be no assurance that federal or state legislation will not be enacted subjecting the Company to supervision and regulation in the United States, which could have a material adverse effect on the Company. In addition, no assurance can be given that if the Company were to become subject to any laws of the United

States or any state thereof or of any other country at any time in the future, it would be in compliance with such laws.

Bermuda Regulation

LaSalle Re and LaSalle Re Corporate Capital Ltd. are regulated by the Insurance Act 1978 of Bermuda, as amended, and related regulations (the "Insurance Act"), which provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Supervisor of Insurance (the "Supervisor"), acting on the recommendation of the Bermuda Monetary Authority (the "BMA"). Under the Insurance Act, insurance business includes reinsurance business. The BMA, in deciding whether to recommend registration, has broad discretion to act as it thinks fit in the public interest. The Supervisor and the BMA are required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The continued registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister of Finance may impose from time to time. The day to day supervision of insurers is the responsibility of the BMA.

The Insurance Act also imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Supervisor powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Although LaSalle Re Corporate Capital Ltd. is governed by the Insurance Act, it is exempted from complying with most of the filings required to be made by insurance companies by section 57 of the Insurance Act.

The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. LaSalle Re is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act.

LaSalle Re is in runoff and the BMA has placed restrictions on its continued operations including that it may not enter into any new contracts of insurance or reinsurance without the BMA's prior written approval, effective as of January 1, 2003, and that it must at all times meet and maintain relevant solvency margins, liquidity and other ratios applicable under Bermuda law at all times that it carries on insurance business.

Cancellation of Insurer's Registration

An insurer's registration may be canceled by the Supervisor on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the Supervisor and the BMA, after consultation with the Insurance Advisory Committee (the "IAC"), the insurer has not been carrying on business in accordance with sound insurance principles.

The IAC, along with related sub-committees, which are appointed by the Minster of Finance, advises the Supervisor and the BMA on matters connected with the discharge of their functions and supervises and reviews the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures. In addition, the IAC may advise the Supervisor and the BMA on any matter relating to the development of the insurance industry in Bermuda.

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda to oversee the insurer's business and to report to the BMA and the Supervisor in connection with specific events. For the purpose of the Insurance Act, LaSalle Re's principal office is its executive offices in Hamilton, Bermuda, and LaSalle Re's principal representative is Peter Woolf. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to BMA is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred, to make a report in writing to the BMA setting forth all the particulars of the case that are available to the principal representative. For example, the failure by the insurer to comply substantially with a condition imposed upon the insurer by the Supervisor relating to a solvency margin or a liquidity or other ratio would be a reportable "event."

Independent Approved Auditor

Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of LaSalle Re, are required to be filed annually with the BMA. LaSalle Re's independent auditor must be approved by the BMA and may be the same person or firm that audits Trenwick's consolidated financial statements and reports for presentation to its shareholders. LaSalle Re's independent auditor is PricewaterhouseCoopers LLP.

Loss Reserve Specialist

As a registered Class 4 insurer, LaSalle Re is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA. Robert Giambo, who is no longer an employee of Trenwick, had been approved to act as LaSalle Re's loss reserve specialist. Mr. Giambo has submitted an opinion which will be filed with LaSalle Re's statutory financial return for the year ended December 31, 2002.

Statutory Financial Statements

LaSalle Re must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements, which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto. The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act, which financial statements will be prepared in accordance with U.S. GAAP. As a general business insurer, LaSalle Re is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

Annual Statutory Financial Return

LaSalle Re is required to file with the BMA a statutory financial return no later than four months after its financial year end unless specifically extended upon application to the BMA. The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether, in its opinion, it was reasonable for the directors to make these certifications. If an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

Minimum Solvency Margin and Restrictions on Dividends and Distributions

Under the Insurance Act, the value of the general business assets of a Class 4 insurer, such as LaSalle Re, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin.

LaSalle Re:

            1. is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

            a. $100,000,000;

            b. 50% of net premiums written (being gross premiums written less any premiums ceded by LaSalle Re, but LaSalle Re may not deduct more than 25% of gross premiums when computing net premiums written); and

            c. 15% of net losses and loss expense reserves;

            2. is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (and if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, LaSalle Re will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year);

            3. is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless if files with the BMA, (at least seven days before payment of such dividends) an affidavit stating that it will continue to meet the required margins;

            4. is prohibited, without the approval of the Supervisor, from reducing by 15% or more its total statutory capital as set out in its previous year's financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins; and

            5. is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

Additionally, under the Companies Act, LaSalle Re may only declare or pay a dividend if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business insurers, like LaSalle Re. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the BMA, do not qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates, and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

Supervision, Investigation and Intervention

The BMA may appoint an inspector with extensive powers to investigate the affairs of LaSalle Re if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct LaSalle Re to produce documents or information relating to matters connected with its business. If it appears to the BMA that there is a risk of LaSalle Re becoming insolvent, or that LaSalle Re is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct LaSalle Re (i) not to take on any new insurance business; (ii) not to vary any insurance contract if the effect would be to increase its liabilities; (iii) not to make certain investments; (iv) to liquidate certain investments; (v) to maintain in, or transfer to the custody of, a specified bank, certain assets; (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or (vii) to limit LaSalle Re's premium income. In connection with the recent application of LaSalle Re to the BMA to recharacterize a June 2002 loan of $258 million by LaSalle Re to Trenwick as a special dividend, the BMA and LaSalle Re agreed that LaSalle Re's Certificate of Registration be endorsed to restrict LaSalle Re's license so that it can no longer write any insurance without the prior written consent of the BMA.

Disclosure of Information

In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to them. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

Transfer of Securities of Trenwick and LaSalle Re Holdings

The BMA must give specific permission for all issues and transfers of securities of Bermuda companies involving persons who are not resident of Bermuda, unless the company's securities are listed on an Appointed Stock Exchange as defined in the Companies Act 1981.

On March 25, 2003, the common shares of Trenwick and the Series A Preferred Shares of LaSalle Re Holdings were suspended from trading, pending application to the Securities and Exchange Commission for delisting, by the NYSE as a result of failure to meet the NYSE's minimum continued listing criteria. On the same day, Trenwick was notified that its common shares and the Series A Preferred Shares of LaSalle Re Holdings will be quoted on the OTC Bulletin Board.

By letter dated March 24, 2003, the BMA issued permission for the free transferability on an interim basis of Trenwick's and LaSalle Re Holdings' shares while they are quoted on the OTC Bulletin Board. This permission is contingent on the condition that the BMA is notified promptly of any instances in which Trenwick or LaSalle Re Holdings become aware that a new shareholder has obtained 5% or more of either company's shares, including background information on any such new 5% shareholder.

In the absence of the permission granted by the BMA discussed in the previous paragraph, as a consequence of the suspension of trading, all transfers of shares involving holders of Trenwick's or LaSalle Re Holdings' securities would be required to be approved by the BMA before they could be entered into Trenwick's or LaSalle Re Holdings' share register. This procedure would only apply to share transfers involving shareholders who hold shares in their own name on Trenwick's or LaSalle Re Holdings' share register (a "record holder"). Shareholders who hold through nominees, brokers, or banks, which in turn have accounts through other nominees, would not be affected by this approval procedure unless one of the parties to the transfer becomes a record holder on Trenwick's or LaSalle Re Holdings' share register or the number of shares held by an existing record holder is increased or decreased by the transfer. If the BMA's free transferability permission is rescinded, this pre-approval process will cause a delay in share transfers.

United Kingdom Regulation - Oak Entities and LaSalle Re Capital

On December 1, 2001, the Financial Services and Markets Act (the "FSMA") established the Financial Services Authority (the "FSA") as the primary regulator responsible for regulating the financial services industry with respect to the carrying on of "regulated activities" including insurance and reinsurance in the U.K. It is a criminal offense for any person to engage in a regulated activity in the U.K. unless that person is authorized by the FSA to carry on that regulated activity. Trenwick's Lloyd's operations are directly or indirectly regulated by the FSA.

The FSA has been granted broad authorization and intervention powers as it relates to the operations of all insurers operating in the U.K., including (i) periodic financial reporting requirements, (ii) supervision of management through an "approved persons" regime which requires that certain "controlled functions" within a regulated entity must be performed by individuals approved by the FSA, (iii) various margin of solvency and related requirements for the regulated entity and its parent company, (iv) reporting requirements relating to all material related party transactions including certain intra group transactions, (v) indirect restriction on dividend payments, (vi) formal inspections and monitoring of regulated entities and regular formal interviews of management, (vii) prior notification and approval by the FSA of the acquisition of "control" including the direct or indirect acquisition of 10% or more of the voting shares of the regulated entity or its parent companies and
(viii) enforcement of disciplinary measures including criminal prosecution where it deems appropriate. In addition, the FSA is currently seeking to strengthen its requirements for senior management arrangements and systems and controls of insurance and reinsurance companies under its jurisdiction and intends to place an increased emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the U.K. For example, the FSA is currently in consultation on a number of proposals, including the regulation of the sale of general insurance, insurance mediation and proposals aimed at ensuring adequate diversification of an insurer's or reinsurer's exposures to any credit risk of its reinsurers.

Lloyd's Operations

Under the FSMA, Lloyd's is subject to the full range of supervisory and disciplinary sanctions of the FSA. The Council of Lloyd's is permitted, subject to the ultimate authority of the FSA, to continue its day to day supervisory functions at Lloyd's, although the FSA may intervene directly or through Lloyd's and either body may initiate investigative and disciplinary proceedings. In addition, Lloyd's is required to notify the FSA of any matter that is likely to be of material concern to the FSA concerning Lloyd's operations as well as those of its constituent parties.

The Company's dedicated Lloyd's underwriting entities, the Oak Entities, as Lloyd's corporate members are subject to regulation and/or supervision by the Council of Lloyd's. Lloyd's operates under a self-regulatory regime arising under the Lloyd's Act 1982 and the FSMA and has the power to set, interpret and change the rules which govern the operation of the Lloyd's market. Lloyd's prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. In addition, Lloyd's imposes restrictions against persons becoming controllers and major shareholders of managing agents and corporate members without the consent of Lloyd's first having been obtained.

Trenwick Managing Agents, which manage the Oak Entities, has been granted a Scope of Permission Notice by the FSA to carry out a regulated activity - 'Managing the capacity of a Lloyd's syndicate as a managing agent of Lloyd's'. As a regulated firm, Trenwick Managing Agents is required to comply with the Rules made by the FSA, the Lloyd's Acts passed by UK Parliament, and Lloyd's Byelaws. These regulations confer powers on the regulators to revoke the Scope of Permission Notice, which could result in Trenwick Managing Agents being required to cease underwriting at Lloyd's.

The FSA has begun to more closely monitor the activities of Lloyd's managing agents. In February 2003, the FSA began to carry out risk assessments of managing agents, looking at the potential exposure to the Lloyd's Central Fund. In addition, the FSA has indicated its intention to become more directly involved in monitoring both the performance of specific Lloyd's syndicates and the financial strength of the Lloyd's market as a whole and, in that connection, it is anticipated that there will be changes to Lloyd's regulatory reporting among other things. Moreover, internal reforms proposed at Lloyd's are likely to be adopted including moving to a franchise structure whereby the syndicates will act as franchisees of Lloyd's, establishment of a new Franchise Board to govern Lloyd's adoption of a one year accounting system in lieu of the three year accounting system and elimination of new unlimited liability members. These and other amendments are expected to be proposed in the amendments to the Lloyd's Acts to modernize its governance structure and to remove unnecessary business restrictions.

LaSalle Re Capital became a corporate member of Lloyd's in December 1996 and commenced underwriting effective January 1, 1997. LaSalle Re Capital is only licensed to carry on business related to Lloyd's. As a corporate member, LaSalle Re Capital is subject to the regulatory jurisdiction of the Council of Lloyd's.

As corporate members of Lloyd's, the Oak Entities and LaSalle Re Capital are required to file audited financial statements and an annual return, which is part of the annual declaration of compliance process. The annual declaration of compliance sets out the financial position of the corporate member and confirms details of its directors and controllers. In addition, the Oak Entities and LaSalle Re Capital are required to file audited solvency returns either confirming the value of funds at Lloyd's ("FAL") held by the member as at the previous December 31, or that it held no FAL at that date. Lloyd's will compare the value of a corporate member's FAL derived from the solvency return with its underwriting assets and liabilities as reported by the syndicates on which it participates. Where a negative solvency position is disclosed, the corporate member is required to provide sufficient additional funds to cover the shortfall.

Under the terms of its license as a "member of a recognized association of underwriters" under the Bermuda Insurance Act, LaSalle Re Capital is required to meet and maintain the solvency requirements of Lloyd's. LaSalle Re Capital is also required to send to the Bermuda Supervisor of Companies, within 30 days after submission of the annual solvency return and declaration of compliance to Lloyd's, a copy of those documents together with a copy of the audited annual statements of each of the syndicates in which LaSalle Re Capital participates. Further, LaSalle Re Capital must also appoint and maintain a principal representative in Bermuda.

ITEM 2. PROPERTIES

The Company's executive offices are located in approximately 3,870 square feet of leased office space in Hamilton, Bermuda. Management believes the Company's current office space is adequate for its needs.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are at times party to various legal proceedings generally arising in the normal course of its business. The Company does not believe that the eventual outcome of any such pending proceeding will have a material effect on its financial condition or business. Pursuant to the Company's reinsurance arrangements, disputes are generally required to be finally settled by arbitration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth fiscal quarter of the calendar year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Following the business combintaion with Trenwick, the Company's Common Shares, which were quoted on The New York Stock Exchange under the symbol "LSH", were delisted. There is no established public trading market for the Company's Common Shares, all of which are owned by Trenwick.

No dividends on common stock were paid by the Company during the year ended December 31, 2000 while its common stock was publicly held (through September 27, 2000). The Company paid a quarterly dividend of $.547 on its Series A preferred shares in each of the first three quarters of 2002 and each of the four quarters of 2001 and 2000. The Company suspended payment of dividends on its Series A Preferred Shares on November 29, 2002. See - "Business - Significant Developments - Dividend Suspension," above.

ITEM 6. SELECTED FINANCIAL DATA

On December 10, 2002, the capital stock of the Oak Entities was contributed by Trenwick to the Company. The Company and the Oak Entities are under the common control of Trenwick, which was effective beginning on September 27, 2000, as a result of the Trenwick/LaSalle business combination, therefore, this transaction was accounted for at historical cost, in a manner similar to a pooling of interests business combination. Accordingly, the selected financial data presented herein for the 2002, 2001 and 2000 years have been restated to reflect the combined operating results, cash flows and financial position of the Company and the Oak Entities. The 1999 and 1998 selected financial data presented herein includes only the results of the Company.

The 2002, 2001 and 2000 years presented below relate to a December 31 year end, and the 1999 and 1998 years relate to a September 30 year end.

                                      2002 Year    2001 Year     2000 Year    1999 Period     1999 Year      1998 Year
                                     -----------  -----------   -----------   -----------    -----------    -----------
                                            (Monetary amounts expressed in thousands of United States dollars)
Income Statement Data
Gross premiums written               $   536,898  $   522,292   $   412,292   $    10,307    $   139,010    $   155,316
Net premiums earned                      291,289      302,989       271,696        30,391        126,615        154,620
Net investment income                     29,439       50,446        46,681         8,588         34,462         39,863
Claims and claims expenses incurred      178,220      305,560       219,005        46,642        131,147         95,539
Policy acquisition costs                  72,173       97,376        76,058         5,878         19,844         22,661
Underwriting expenses                     50,696       33,640        37,429         4,533         13,733          8,932
Income (loss) before income taxes,
   minority interest and cumulative
   effect of change in accounting
   principle                             118,236      (76,423)      (20,067)      (19,831)        (5,679)        65,232
Minority interest(1)                          --           --           839        (4,990)        (2,845)        13,426
Net income (loss)                         85,509      (56,870)      (10,203)      (14,841)        (2,834)        51,806
Common dividends declared                264,000        7,500         1,500            --         17,543         44,641

Other Data
Loss ratio                                  61.2        100.8          80.6         153.5%         103.6%          61.8%
Expense ratio                               42.2         43.2          41.8          34.3%          26.5%          20.4%
Combined ratio                             103.4        144.0         122.4         187.8%         130.1%          82.2%

----------------

Balance Sheet Data (at end of
   period)
Total investments and cash           $   731,286  $   786,356   $   642,677   $   559,591    $   556,976    $   606,757
Total assets                           2,154,927    1,983,330     1,167,391       726,168        736,107        757,290
Unpaid claims and claims expenses      1,475,821    1,178,467       668,734       190,352        146,552         97,942
Minority interest(1)                          --           --            --        86,906         93,055        105,569
Total shareholders' equity               134,937      309,500       379,916       361,960        382,197        430,053

(1) Minority interest represents those shares in LaSalle Re that were held as exchangeable non-voting shares. These shares were exchangeable, at the option of the holder, for common shares of the Company on a one-for-one basis. These shares were exchanged for Trenwick common shares on a one-for-one basis following the Trenwick/LaSalle business combination.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion highlights material factors affecting the results of operations of LaSalle Re Holdings Limited (the "Company") for each of the three years ended December 31, 2002, 2001 and 2000. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the years ended December 31, 2002, 2001 and 2000 contained in this annual report.

Overview

The Company was incorporated in Bermuda in September 1995 to act as a holding company for LaSalle Re Limited ("LaSalle Re"), which was incorporated in Bermuda in October 1993 and commenced operations on November 22, 1993. It primarily acted as a multi-line reinsurance company with emphasis on property catastrophe business.

On September 27, 2000, the Company, LaSalle Re, Trenwick Group Ltd. ("Trenwick") and Trenwick Group Inc. completed a business combination (the "Trenwick/LaSalle business combination). Under the terms of the business combination, the common shareholders of the Company, LaSalle Re and Trenwick Group Inc. exchanged their shares on a one-for-one basis for shares in Trenwick. Following this transaction, the Company became a wholly owned subsidiary of Trenwick, and a guarantor of certain indebtedness owed by Trenwick and certain of its direct and indirect subsidiaries.

Trenwick is a Bermuda-based specialty insurance and reinsurance holding company with subsidiaries located in the United States and the United Kingdom, including four runoff operations. Trenwick's operations at Lloyd's of London ("Lloyd's") underwrite specialty property and casualty insurance as well as treaty and facultative property and casualty reinsurance on a worldwide basis.

Trenwick's United States reinsurance company subsidiary, Trenwick America Re has been limited since November 2002 to providing, through an underwriting facility with Chubb Re, Inc. and its affiliate Federal Insurance Company, treaty reinsurance to insurers of property and casualty risks. Trenwick announced on April 15, 2003 that it would cease underwriting reinsurance business under the Chubb facility. Since inception in November 2002, Trenwick underwrote approximately $128 million of reinsurance under the facility. Trenwick will continue to be entitled to the economic benefits of existing business under the facility, subject to the terms and conditions of the facility. Trenwick's ability to write reinsurance business under the facility was severely constrained by its financial condition and concerns arising with respect to its ongoing stability. As a result, Trenwick ceased underwriting activities under the facility in order to reduce Trenwick's costs. The effect of this cessation is that Trenwick America Re is now primarily in runoff. Trenwick will continue to service and pay claims for all business previously written through Trenwick America Re outside of the Chubb facility and will jointly adjust and settle with Chubb any claim arising under the business written under the Chubb facility, subject to Chubb's final authority.

In 2002, Trenwick conducted several strategic reviews of its operations in light of its capital constraints and determined that it was necessary for Trenwick to reduce its operating leverage by reducing premium volumes to a level more commensurate with its capital base and to concentrate its limited financial resources on its core franchises and businesses, its United States treaty reinsurance business and its Lloyd's operations, where it would be able to write insurance and reinsurance based on direct or indirect financial support. As a result, Trenwick voluntarily placed into runoff its United States specialty program business formerly operated through its subsidiary, Canterbury Financial Group, Inc. and its London-based specialty insurance and reinsurance company, Trenwick International Limited. Additionally, in light of the increasing capital requirements imposed by the market on catastrophe insurance providers, Trenwick sold the in-force property catastrophe reinsurance business of the Company. Little or no new insurance or reinsurance is presently being offered in these runoff operations, including the Company, with the exception of business written through the Oak Entities owned by the Company, described below.

From LaSalle Re's incorporation in 1993 until April 1, 2002, its primary business activity was as a property and casualty reinsurer underwriting worldwide specialty products with an emphasis on catastrophe reinsurance. Catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Following losses sustained in the September 11, 2001 terrorist attacks, Trenwick determined that without additional capital LaSalle Re could no longer compete effectively in this business nor could Trenwick remain in a business that was inherently unpredictable and which could result in additional significant losses. Effective April 1, 2002, LaSalle Re was placed into runoff following the sale of its in-force catastrophe reinsurance business to Endurance Specialty Insurance Ltd. ("Endurance") (See "Significant Developments," below).

LaSalle Re's other business consisted primarily of participations in certain Lloyd's syndicates through LaSalle Re Capital, which provided capital support to those syndicates. Effective for the 2001 underwriting year at Lloyd's, LaSalle Re Capital withdrew its capital support from all Lloyd's syndicates. LaSalle Re Capital, which was incorporated in Bermuda in November 1996, is currently inactive. On December 10, 2002, LaSalle Re, with the permission of the Bermuda Monetary Authority ("BMA"), again became a corporate capital provider at Lloyd's pursuant to an agreement between Trenwick, LaSalle Re and the Company whereby the Oak Entities were contributed by Trenwick to LaSalle Re. The Oak Entities (three separate subsidiaries), which are incorporated in the United Kingdom, participate in Lloyd's syndicates managed by Trenwick Managing Agents ("TMA"), a wholly owned subsidiary of Trenwick. The contribution of the Oak Entities by Trenwick to LaSalle Re, together with an additional investment by LaSalle Re of $81.6 million, was completed as part of Trenwick's underwriting capital at Lloyd's for the 2003 year of account. In return for its investment, LaSalle Re will receive 43% of the economic interest (prior to the deduction of the Banks' letter of credit fees and profit participation, discussed below in "Significant Developments -- Pledge by Trenwick of the Company's Stock participation)and Assets, Including the Stock of LaSalle Re") in the 2003 year of account of syndicates managed by TMA at Lloyd's and will also participate in the economic interest in the results of such syndicates for the 2002 and prior years of account.

LaSalle Re's other wholly owned subsidiaries include LaSalle Re Services (currently inactive), which acted as a representative office for the Company in the United Kingdom until the completion of the Trenwick/LaSalle business combination in September 2000, and LaSalle Re Barbados, which was incorporated in Barbados in 2001 and acts as an investment holding company.

Significant Developments

During 2002 and the first quarter of 2003, a number of developments have occurred that have significantly and negatively affected Trenwick's operations, capital structure and the financial resources required to conduct its businesses, including the Company. Set forth below are brief descriptions of a number of these developments as well as certain material transactions entered into by Trenwick and the Company to enable them to continue to conduct business operations despite the adverse developments. Investors and shareholders are cautioned that Trenwick and the Company have had a number of significant adverse events which could make it extremely difficult to continue in their current businesses, if at all, and they should carefully review this annual report on Form 10-K as well as Trenwick's annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission, including the "Significant Developments," "Risk Factors" and "Forward-Looking Statements" sections thereof, as well as other sections of this Report and Trenwick's Report.

Going Concern Qualification

The Company's independent accountants, PricewaterhouseCoopers LLP, have stated, in their audit report with respect to the Company's financial statements as at and for the twelve months ended December 31, 2002, that substantial doubt exists as to the Company's ability to continue as a going concern. Trenwick's and the Company's ability to operate continue to be adversely impacted by the deterioration in Trenwick's financial condition and its lack of available financial resources to meet its obligations.

Sale of In-Force Business of the Company to Endurance

Trenwick and the Company's wholly owned subsidiary, LaSalle Re, entered into a Transfer and Purchase Agreement, a Quota Share Retrocession Agreement, a Bill of Sale, an Assignment Agreement, an Administrative Services Agreement and an Assignment of Reinsurance Recoverables and Other Receivables, each dated as of May 16, 2002, pursuant to which Trenwick and LaSalle Re sold to Endurance the in-force property catastrophe business of LaSalle Re as of April 1, 2002. Concurrent with the sale, substantially all of LaSalle Re's employees became employees of Endurance. The Quota Share Retrocession Agreement was a 100% quota share reinsurance agreement, with Endurance paying LaSalle Re a ceding commission of 25% of premiums ceded and additional profit sharing of 50% if the losses do not exceed a loss ratio of 45%. In addition, Endurance will have the right to renew LaSalle Re's in-force business as it expires in exchange for a 12.5% commission on the business renewed. Included in the Company's results for the year ended December 31, 2002 are $11.6 million in ceding commissions earned on the quota share agreement with Endurance as well as $6.0 million in amortization of acquisition costs on the related assumed business. The loss on sale of in-force business recorded during 2002 of $20.1 million is net of the non-recurring revenue and expense items incurred as a result of the sale, as detailed in the table below (in millions).

      Minimum proceeds related to sale of renewal rights                        $  8.0
      Accelerated amortization of reinsurance contracts not transferred in sale  (20.9)
      Legal expenses and investment banking fees                                  (4.4)
      Severance and related expenses                                              (2.8)
                                                                                ------
      Net loss on sale of LaSalle Re's in-force reinsurance business            $(20.1)
                                                                                ======

Realization of any additional revenue from the renewal commission in excess of the $8.0 million previously received, or future revenue from profit sharing related to the loss ratio, is not known at this time; however, the Company and LaSalle Re do not expect to receive significant revenues in 2003 from this transaction.

Special dividend

Subsequent to LaSalle Re being placed into runoff, Trenwick borrowed $258 million from LaSalle Re in June 2002. Of the funds borrowed Trenwick used approximately $195 million to repay the outstanding term indebtedness under Trenwick's bank credit facility which had been guaranteed by the Company and utilized the remaining portion primarily for capital support of Trenwick's Lloyd's operations (including the Oak Entities, which became wholly owned subsidiaries of LaSalle Re effective December 10, 2002).

As the Company had agreed to cease future competitive activities in connection with the Endurance transaction and did not have any plans to underwrite new insurance or reinsurance through LaSalle Re, in November 2002, Trenwick applied to the BMA for permission to recharacterize the $258 million loan as a special dividend since it would more appropriately reflect the status of the distribution. The Company has determined that the reduction in capital and surplus resulting from the special dividend would not cause LaSalle Re to fall below the minimum statutory capital and surplus of $100 million which is required of a Class 4 insurer in Bermuda. In connection with this request, the BMA and LaSalle Re agreed that LaSalle's Certificate of Registration be endorsed to restrict LaSalle Re's license so that it can no longer write any insurance without the prior written consent of the BMA.

The Company has accounted for this distribution as a dividend in the accompanying Consolidated Financial Statements.

Dividend suspension

On November 29, 2002, the Company suspended the payment of dividends on its Series A Preferred Shares as a result of restrictions on the Company under Trenwick's credit agreement with various lending institutions, under which the Company is a guarantor. The Company intends to accrue the dividends until payment is reinstated, if ever. The date of dividend payment reinstatement has not been determined by the Company. The Company does not expect to be able to pay dividends to the holders of the Series A Preferred Shares for the foreseeable future, if ever.

Transactions with Affiliates

In 2000, Trenwick borrowed $75 million from LaSalle Re. The proceeds of the loan were used primarily for capital support of Trenwick's Lloyd's operations, including those of the Oak Entities, and for general corporate purposes. The BMA recently confirmed to the Company that it will allow LaSalle Re's existing $75 million loan to Trenwick, plus accrued interest, to continue to be recorded as an admitted asset on LaSalle Re's balance sheet. LaSalle Re's statutory capital and surplus is estimated to be $133 million, which is above the $100 million minimum required as a Class 4 insurer in Bermuda. In light of Trenwick's current financial condition, there is significant uncertainty as to whether Trenwick will be able, financially, to pay principal and interest on this loan. Should the loan and related interest and other related intercompany receivables be determined to not be realizable, LaSalle Re would fall below the minimum required statutory capital and surplus amount of $100 million. The Company is required by Trenwick's credit agreement (discussed below) to use its best efforts to obtain a reduction in its insurance license classification from the BMA. LaSalle Re has notified the BMA that it intends to file with the BMA an application during 2003 for a reduction in class from a Class 4 insurer to a Class 3 insurer, which would reduce its statutory capital and surplus requirement to $29.4 million if applied to its December 31, 2002 statutory balance sheet. There can be no assurance that such an application would be approved by the BMA, or if approved, that the BMA would not impose more restrictive capital and surplus and other financial requirements on LaSalle than those generally established for Class 3 insurers.

During the years ended December 31, 2001 and 2000, the Company purchased $10.7 million and $13.0 million par value, respectively, of Trenwick Capital Trust I Preferred Stock for $8.5 million and $9.9 million, respectively, which are included in the Company's debt securities held for investment. The Trenwick Capital Trust I Preferred Stock matures in 2037 and provides preferential cumulative semi-annual cash distributions at an annual rate of 8.82% which are guaranteed by Trenwick America Corporation, within certain limits, as to distribution payments and liquidation or redemption payments. In November 2002, Trenwick suspended the dividend payment on these securities. The market value of these investments was $2.4 million at December 31, 2002. In accordance with the Company's investment accounting policy, the Company determined that this investment suffered an impairment of value that is considered to be other than temporary and therefore the difference between amortized cost and market value is included in the accompanying Consolidated Statement of Operations and Comprehensive Income Statement as a realized loss of $16.0 million. No interest has been accrued on these securities since August 1, 2002, the date of the last dividend payment.

Acquisition of Oak Entities

On December 10, 2002, the capital stock of the Oak Entities was contributed by Trenwick to LaSalle Re, prior to which certain indebtedness owed to Trenwick by the Oak Entities was forgiven. The transaction was approved by the BMA. The Oak Entities, as corporate capital providers, participate in several Lloyd's syndicates managed by TMA. The Company, through its subsidiary LaSalle Re Capital, participated in one of these syndicates through the 2000 Lloyd's year of account.

Reserve Adjustments

Trenwick announced on October 25, 2002 that it had engaged independent actuaries to conduct a review of the reserves for unpaid claims and claims expenses at each of Trenwick's operating subsidiaries, including those of the Company. Based upon the study conducted by independent actuarial consultants and additional work performed during the quarter by Trenwick's internal actuaries, Trenwick increased its reserves for unpaid claims and claims expenses in the fourth quarter of 2002 by $107 million, which was net of a favorable adjustment of $6 million applicable to LaSalle Re. The fourth quarter 2002 increases in reserves impact Trenwick's United States insurance subsidiaries and Trenwick International. Trenwick's reserves at its Lloyd's operation, which includes the Oak Entities, while also analyzed, were not adversely affected by this reserve increase. The fourth quarter 2002 reserve increases followed reserve increases made by Trenwick earlier in 2002, for an aggregate reserve increase for 2002 of $303.4 million, of which $33.1 million applied to the Company. The reserve increases recorded during 2002 include $21.5 million related to LaSalle Re's exposure to the terrorist attacks of September 11, 2001 offset in part by reductions in LaSalle Re's other reserves of $19.0 million. The remainder of the reserve increase relates primarily to the Oak Entities and reflects a reassessment of reserves for unpaid claims and claims expenses in light of recent reported loss activity trends across its major business groups and principally impacts the 1998 to 2001 accident years.

Pledge by Trenwick of the Company's Stock and Assets, Including the Stock of LaSalle Re

Concurrently with the Trenwick/LaSalle business combination in September of 2000, Trenwick America Corporation ("Trenwick America") and Trenwick Holdings Limited ("Trenwick Holdings"), Trenwick's U.S. and U.K. holding companies, entered into an amended and restated $490 million credit agreement with various lending institutions (the "Banks"), which was guaranteed by the Company. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid in full on June 17, 2002. Additionally, on December 24, 2002, the credit agreement was amended to reduce the letter of credit facility, which is utilized by Trenwick to support its underwriting operations at Lloyd's, to the currently outstanding $182.5 million. The letter of credit facility is scheduled to terminate on December 31, 2003, although the letters of credit issued pursuant to the facility are not scheduled to expire until December 31, 2006.

Pursuant to a guaranty agreement entered into concurrently with the credit agreement, the Company has guaranteed the obligations of Trenwick America and Trenwick Holdings under the credit agreement. In April of 2002, Trenwick pledged the capital stock of the Company, and the Company and Trenwick pledged the capital stock of LaSalle Re as collateral to the Banks. In December of 2002, Trenwick agreed to provide the Banks additional security interests as described below.

On October 18, 2002, A.M. Best Company lowered the financial strength ratings of the Company and Trenwick's other operating subsidiaries below "A-". The lowered A.M. Best Company ratings constituted an event of default under Trenwick's credit agreement. In addition, increases in Trenwick's reserves for unpaid claims and claims expenses and the establishment of a deferred tax asset reserve related to Trenwick's United States subsidiaries in the third quarter of 2002 resulted in violations of the financial covenants in the credit agreement requiring Trenwick to maintain a minimum tangible net worth and minimum risk-based capital. On November 13, 2002, Trenwick, its subsidiaries (including the Company) and the Banks executed a forbearance agreement with respect to the events of default arising from the lowered A.M. Best Company ratings and financial covenant violations.

Subsequently, an amendment and waiver of default under the credit agreement and amendment to the guaranty agreement were entered into on December 24, 2002 (the "December Amendments"). The December Amendments extended the letter of credit facility through December 31, 2003 to support Trenwick's underwriting operation at Lloyd's for the 2003 year of account, including those of the Oak Entities owned by LaSalle. To those Banks extending their letters of credit, Trenwick agreed to pay a 5% per annum cash letter of credit fee, issue pay-in-kind notes bearing interest at LIBOR plus 2.5% per annum to evidence an additional 3.16% per annum letter of credit fee, issue warrants equal to 10% of Trenwick's fully diluted equity capital, and pay 15% of the profits earned by Trenwick's Lloyd's operations, including those of the Oak Entities, for the 2002 and 2003 Lloyd's years of account. In connection with recent negotiations with the Banks, Trenwick, Trenwick America and Trenwick Holdings agreed to provide the Banks a security interest in, its and all of the respective equity interests, assets and property of its direct and indirect subsidiaries, including the Company, as additional collateral for the Banks, and to cause its subsidiaries, including the Company, to provide a guaranty to the Banks, subject to applicable laws and regulations and existing contractual rights.

The December Amendments also prohibit Trenwick and its subsidiaries from declaring or paying any dividends (including on Trenwick's common shares, the perpetual preferred shares of the Company and the capital securities issued by Trenwick Capital Trust I). The December Amendments and the other amendments and waivers entered into in the first quarter of 2003 waive certain other defaults, add covenants further restricting the operation of Trenwick's business, prohibit Trenwick from making certain payments without the Banks' approval, prohibit Trenwick and its subsidiaries (including the Company) from selling or otherwise disposing of any assets or property, require Trenwick to regularly report certain financial information to the Banks, and adjust downward certain of the financial covenants.

Pursuant to the December Amendments, Trenwick is required to collateralize with cash, cash equivalents and marketable securities 60% of the outstanding letters of credit by August 1, 2003. If it is unable to do so, Trenwick's insurance company subsidiaries will be prohibited from underwriting any insurance or reinsurance business without the Banks' prior approval. In addition, Trenwick is required to use its best efforts to terminate the letters of credit by December 31, 2003. In order to do so, the letters of credit would need to be replaced with other letters of credit or collateral acceptable to Lloyd's. In the event Trenwick has not terminated the letters of credit by December 31, 2003, it is required on such date to collateralize with cash, cash equivalents and marketable securities the full amount of the outstanding letters of credit. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit as required by the December Amendments. Additionally, Trenwick does not believe that it will be able to replace the letters of credit with other letters of credit or collateral acceptable to Lloyd's.

Since December 2002, Trenwick has entered into additional amendments and numerous waivers with the Banks providing for, among other things, waivers of potential covenant defaults, further reductions in certain financial covenants, additional financial reporting, approval of certain employee and other payments, approval of the extension of the maturity of Trenwick America's senior notes from April 1, 2003 to August 1, 2003, the payment of interest accrued through April 1, 2003 to the holders of the senior notes and extension of numerous deadlines imposed under the December Amendments.

If there is an event of default under the credit agreement, including as a result of Trenwick failing to collateralize the letters of credit as described above, or if there is an event of default under other outstanding indebtedness of Trenwick or its subsidiaries (including the Company), including under Trenwick America's senior notes, resulting in a cross default under the credit agreement, Trenwick may be required to fully and immediately collateralize the outstanding letters of credit under the terms of the credit agreement and the guaranty agreement. No liability for any such amounts has been reflected in Trenwick's financial statements. If events of default occur and are not waived, there is substantial doubt as to Trenwick's ability to continue as a going concern and Trenwick and/or one or more of its subsidiaries (including the Company) may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States. In addition, at any time one or more of the insurance regulatory authorities having jurisdiction over Trenwick's insurance company subsidiaries (including the Bermuda Monetary Authority with respect to Company and LaSalle Re, or the Financial Services Authority or Lloyd's in the United Kingdom with respect to Trenwick's Lloyd's operations) may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick or its subsidiaries (including the Company) may commence proceedings against Trenwick or its subsidiaries (including the Company) seeking their liquidation.

Pursuant to the December Amendments, the Company is also required, among other things, to (1) use its best efforts to convert LaSalle Re to Class 3 insurer status in Bermuda, (2) use its best efforts to secure loss portfolio transfers at LaSalle Re and its subsidiaries in form and substance satisfactory to the Banks, (3) use its best efforts to secure stop-loss reinsurance treaties satisfactory to the Banks for the 2001, 2002 and 2003 years of account at Lloyd's and (4) promptly pay, upon receipt of notice from Lloyd's, any solvency deficit or cash call for the 2002 and prior years of account at Lloyd's.

Recent Ratings Actions

Moody's Investor Services announced on April 10, 2003 that it had withdrawn all debt and preferred stock ratings of Trenwick Group Ltd. and its subsidiaries. The action reflects the failure of Trenwick America to pay the $75 million principal payment in its Senior Notes due April 1, 2003 and the ongoing effort to restructure Trenwick's debt obligations. The senior debt rating of Trenwick and the rating of Trenwick America's trust preferred securities and previously been lowered to "Ca" and "C," respectively, on January 31, 2003.

Standard and Poor's Ratings Services announced on April 2, 2003 that it had lowered the counter-party credit ratings on Trenwick, Trenwick America and the Company to "D" following the announced non-payment of principal and interest on the Senior Notes. Standard & Poor's also stated that despite the agreement in principal to extend the maturity of the Senior Notes, it believes that the prospect for significant recoveries to the senior note holders is very low. Standard & Poor's also announced on March 4, 2003 that it placed its "CCC" counterparty credit and financial strength ratings on Trenwick America's subsidiaries, Trenwick America Reinsurance Corporation ("Trenwick America Re"), Dakota Specialty Insurance Company ("Dakota") and The Insurance Corporation of New York ("INSCORP") on CreditWatch negative. In addition, Standard and Poor's withdrew its "CCC" counterparty credit and financial strength ratings on Chartwell Insurance Company due to its merger with Trenwick America Re.

On April 2, 2003, A.M. Best Company announced that it had withdrawn the financial strength rating of "C" (Weak) and assigned a "NR-4" rating (Rating Withdrawn at Company's Request) to Trenwick America Re. Concurrently, A.M. Best downgraded the debt rating of Trenwick America to "D" from "C" relating to its Senior Notes. These rating actions followed the announced non-payment of principal and interest on the Senior Notes. The financial strength rating of Trenwick America Re had previously been downgraded to "C" (Weak) from "B-"
(Fair) on February 3, 2003.

On April 3, 2003, Fitch Ratings announced that it had lowered its long term and senior debt rating on Trenwick America to "D" from "C". In addition, Fitch lowered its long term ratings on Trenwick and the Company to "D" from "C". Fitch's "C" ratings on the Company's Series A Preferred Shares and the capital securities of Trenwick Capital Trust I were unchanged. Fitch's rating action also followed the announced non-payment of principal and interest on the Senior Notes. Fitch's "D" rating indicates that Fitch believes that the recovery value to the holders of Trenwick America's Senior Notes, is unlikely to exceed fifty percent.

Suspension of Trading From New York Stock Exchange

On March 25, 2003, the Series A Preferred Shares of the Company and the common shares of Trenwick were suspended from trading, pending application to the Securities and Exchange Commission for delisting, by the New York Stock Exchange ("NYSE") as a result of failure to meet the NYSE's minimum continued listing criteria. On the same day, Trenwick was notified that its common shares and the Series A Perpetual Preferred Shares of the Company would be quoted on the Over The Counter Bulletin Board ("OTC").

By letter dated March 24, 2003, the BMA issued permission for the free transferability on an interim basis of the shares of Trenwick and the Company while they are traded on the OTC Bulletin Board, on the condition that the BMA is notified promptly of all instances in which Trenwick or the Company becomes aware that a new shareholder has obtained 5% or more of either company's shares, including background information on any such new 5% shareholder.

Results of Operations - Years Ended December 31, 2002 and 2001

In addition to providing net income (loss) information, when comparing the results of operations for the years ended December 31, 2002 and 2001, the Company has also provided operating income (loss) and underwriting income (loss) as management believes they are both meaningful measures of the Company's results. Operating income (loss) differs from net income (loss) under accounting principles generally accepted in the United States of America, sometimes referred to as U.S. GAAP, and does not replace net income (loss) as the GAAP measure of our results of operations. In arriving at operating income (loss), we start with GAAP net income (loss) and exclude net realized investment gains and losses, as well as non-recurring charges because i) net realized investment gains and losses are unpredictable and not necessarily indicative of current or future results and ii) charges such as reorganization expenses, and the cumulative effect of changes in accounting principles and loss on sale of business are non-recurring in nature and are also not necessarily indicative of future results of operations. Underwriting income (loss), also a non-GAAP financial measure, is net premiums earned less claims and claims expenses incurred, acquisition costs and underwriting expenses.

On December 10, 2002, the capital stock of the Oak Entities was contributed by Trenwick to the Company. As the Company and the Oak Entities were under common control, this transaction was accounted for at historical cost, in a manner similar to a pooling of interests business combination, accordingly, the results of operations for the 2002 and 2001 years have been restated to reflect the combined operating results of the Company and the Oak Entities.

                                             2002          2001        Change
                                             ----          ----        ------
                                                     (in thousands)

Underwriting loss                         $  (9,800)    $(133,587)    $ 123,787
Net investment income                        29,439        50,446       (21,007)
Interest expense                             (7,402)       (2,849)       (4,553)
Foreign currency losses                      (1,725)         (113)       (1,612)
Other income (expense)                         (661)          (17)         (644)
Goodwill accretion                               --           488          (488)
                                          ---------     ---------     ---------
Pre-tax operating income (loss)               9,851       (85,632)       95,483
Applicable income taxes (benefit)            44,313       (19,553)       63,866
                                          ---------     ---------     ---------
Operating income (loss)                     (34,462)      (66,079)       31,617
Net realized investment (losses) gains          820         9,209        (8,389)
Forgiveness of debt by Trenwick             127,698            --       127,698
Loss on sale of LaSalle Re's in-force
   reinsurance business                     (20,133)           --       (20,133)
Cumulative effect of change in
   accounting principle                      11,586            --        11,586
                                          ---------     ---------     ---------
Net income (loss)                            85,509       (56,870)      142,379
Dividends on preferred stock                 (6,563)       (6,563)           --
                                          ---------     ---------     ---------
Net income (loss) available to
   common shareholders                    $  78,946     $ (63,433)    $ 142,379
                                          =========     =========     =========

The operating loss of $34.5 million in 2002 represented a $31.6 million improvement from the operating loss of $66.1 million recorded in 2001. This improvement was primarily a result of improved underwriting results reported by the Oak Entities and the absence of significant catastrophe losses in 2002 as compared to 2001. The results for the years ended December 31, 2002 and December 31, 2001 included $21.5 million and $114.1 million, respectively, of catastrophe losses, including losses related to the September 11, 2001 terrorist attacks. The improved underwriting results were offset in part by a decrease in net investment income and an increase in income taxes, which was a result of the establishment of a full valuation allowance on the deferred tax asset related to the Oak Entities.

Underwriting income (loss)

                                                  2002           2001         Change
                                               ---------      ---------      ---------
                                                           (in thousands)
Net premiums earned                            $ 291,289      $ 302,989      $ (11,700)
                                               ---------      ---------      ---------
Claims and claims expenses incurred             (178,220)      (305,560)       127,340
Acquisition costs and underwriting expenses     (122,869)      (131,016)         8,147
                                               ---------      ---------      ---------
Total underwriting costs and expenses           (301,089)      (436,576)       135,487
                                               ---------      ---------      ---------
Net underwriting income (loss)                 $  (9,800)     $(133,587)     $ 123,787
                                               =========      =========      =========
Loss ratio                                          61.2%         100.8%         (39.6)%
Underwriting expense ratio                          42.2%          43.2%          (1.0)%
                                               ---------      ---------      ---------
Combined ratio                                     103.4%         144.0%         (40.6)%
                                               =========      =========      =========

The underwriting loss of $9.8 million in 2002 represented a $123.8 million improvement compared to the underwriting loss of $133.6 million in 2001. The improvement is due primarily to the absence of major catastrophe events in 2002, which included only $21.5 million in losses related to the September 11, 2001 terrorist attacks, while 2001 results included $114.1 in catastrophe losses. Claims and claims expenses incurred in both 2002 and 2001 are discussed further below under the caption "Claims and Claims Expenses".

Premiums written

Gross premiums written for 2002 were $536.9 million compared to $522.3 million for 2001, an increase of $14.6 million. Details of gross premiums written are provided below.

                                                 2002         2001       Change
                                              ---------    ---------    ---------
                                                         (in thousands)
Worldwide property catastrophe reinsurance    $  76,384    $ 140,331    $ (63,947)
Lloyd's syndicates - continuing                 460,080      377,601       82,479
Lloyd's syndicates - runoff                         434        4,360       (3,926)
                                              ---------    ---------    ---------
Total                                         $ 536,898    $ 522,292    $  14,606
                                              =========    =========    =========

Worldwide property catastrophe reinsurance gross premium writings for 2002 compared to 2001 decreased by $63.9 million. The decrease is a result of the sale of LaSalle Re's in-force business to Endurance effective April 1, 2002, after which LaSalle Re ceased underwriting operations, combined with the inclusion of $14.4 million of reinstatement premiums written in 2001 as a result of the September 11, 2001 terrorist attacks.

The increase in Lloyd's syndicates continuing gross premium written can be attributed to both the addition of treaty, professional indemnity and financial institutional business, formerly written by Trenwick International, a United Kingdom affiliate of the Oak Entities, as well as to rate increases on renewed lines of business written through the Oak Entities, particularly aviation. Premiums written through the Lloyd's syndicates in runoff continue to decrease as the open years of account run out.

Premiums earned

                                             2002          2001         Change
                                          ---------     ---------     ---------
                                                     (in thousands)

Gross premiums written                    $ 536,898     $ 522,292     $  14,606
Change in gross unearned  premiums          (19,315)      (40,289)       20,974
                                          ---------     ---------     ---------
Gross premiums earned                       517,583       482,003        35,580
                                          ---------     ---------     ---------

Premiums ceded                             (266,884)     (202,653)      (64,231)
Change in premiums ceded                     40,590        23,639        16,951
                                          ---------     ---------     ---------
Amortized ceded premiums                   (226,294)     (179,014)      (47,280)
                                          ---------     ---------     ---------
Net premiums earned                       $ 291,289     $ 302,989     $ (11,700)
                                          =========     =========     =========

Gross premiums ceded for 2002 were $266.9 million compared to $202.7 million for 2001. This increase was a result of the sale of LaSalle's in-force reinsurance business as of April 1, 2002 which was accounted for as a 100% ceded quota share contract, combined with an increase of ceded premiums related to the Oaks Entities, which is commensurate with the increase in gross premiums written. These increases in 2002 were offset in part by the reduction in reinstatement premiums from 2001 of $31.8 million which were incurred as a result of the September 11, 2001 terrorist attacks.

Net premiums earned in 2002 were $291.3 million compared to $303.0 million for 2001. The decrease in net premiums earned is due to the sale of LaSalle Re's inforce reinsurance business and is offset in part by the reduction in earned premiums during 2001 of $22.7 million as a result of reinstatement premiums related to the September 11, 2001 terrorist attacks.

Claims and claims expenses

Claims and claims expenses for 2002 were $178.2 million, a decrease of $127.4 million compared to claims and claims expenses of $305.6 million for 2001. The decrease in 2002 is attributable to a reduction in catastrophe losses in the first quarter of 2002, the period in which the Company underwrote property catastrophe reinsurance through LaSalle Re, compared to $114.1 million of catastrophe losses in the 2001 results. Included in the $173.3 million of claim and claim expenses incurred during 2002 are additional reserves for the September 11, 2001 terrorist attacks of $21.5 million, and reserve increases of $30.6 million related to the Oak Entities, partially offset by net reductions in prior year reserves for unpaid claims and claims expenses of $19.0 million at LaSalle Re. The increases recorded by the Oak Entities reflect a reassessment of reserves for unpaid claims and claims expenses in light of recent reported loss activity trends and principally impact the 1998 to 2001 accident years.

Claims and claims expenses for 2001 included $114.1 million in catastrophe losses, of which $92.9 million related to the September 11, 2001 terrorist attacks. The Company's primary exposure to this event relates to LaSalle Re's commercial property damage coverage, which includes business interruption and incidental workers' compensation coverage, and the Oaks Entities' catastrophe aviation coverage. The Company's estimated gross loss from the September 11, 2001 terrorist attacks is $417.6 million and $254.3 million net of reinsurance recoverable. The Company's exposure to aviation losses was based upon two maximum losses and two partial losses. Additionally, for purposes of these loss estimates, the Company has assumed that the property loss on September 11, 2001 was one occurrence, however, the Company's loss estimates would not be materially different if the September 11, 2001 property loss was determined to be two occurrences. Estimates of its property and related losses are based upon an assessment of individual policies which the Company has determined have exposure to the event. This assessment included market share analysis, probable maximum loss analysis, independent risk modeling analysis and cedant loss estimates.

The Company's 2001 results also include other catastrophe losses totaling $22.1 million. Included in this amount are losses related to Tropical Storm Allison and storms affecting the midwest United States amounting to $10.5 million, and losses related to the November 12, 2001 American Airlines crash in Queens, New York of $6.5 million.

Underwriting expenses

                                            2002          2001         Change
                                         ---------     ---------     ---------
                                                    (in thousands)
Policy acquisition costs                 $  72,173     $  97,376     $ (25,203)
Underwriting expenses                       50,696        33,640        17,056
                                         ---------     ---------     ---------
Total expenses                           $ 122,869     $ 131,016     $  (8,147)
                                         =========     =========     =========
Underwriting expense ratio                    42.2%         43.2%         (1.0)%
                                         =========     =========     =========

Total expenses, comprising policy acquisition costs and underwriting expenses, for 2002 decreased by $8.1 million compared to total underwriting expenses for 2001. The decrease is primarily the result of the sale of LaSalle Re's inforce reinsurance business to Endurance combined with $11.6 million of ceded commissions earned related to the quota share reinsurance contract associated with the transaction.

Underwriting expenses for 2002 were $50.7 million compared to $33.6 million for 2001, an increase of $17.1 million. The increase can be attributed to the increase in premium volume from the transfer of business from affiliate, combined with an increase in premium levies from Lloyd's, both occurring in the Oak Entities. These increases were offset in part by a decrease in underwriting expenses at LaSalle Re as a result of the sale of LaSalle Re's inforce business to Endurance.

The improvement in the expense ratio is primarily the result of the commissions earned by LaSalle Re related to the Endurance transaction.

Net investment income

                                            2002          2001         Change
                                         ---------     ---------     ---------
                                                    (in thousands)
Average invested assets                  $ 692,331     $ 707,189     $ (14,858)
Average amortized yields                       5.7%          6.2%         (0.5)%

Investment income - portfolio            $  35,061     $  44,152     $  (9,091)
Investment income - non-portfolio               17         2,548        (2,531)
Intercompany investment income               4,350         4,688          (338)
Reserve for affiliate interest income       (9,038)           --        (9,038)
Investment expenses                           (951)         (942)           (9)
                                         ---------     ---------     ---------
Net investment income                    $  29,439     $  50,446     $ (21,007)
                                         =========     =========     =========

Net investment income for 2002 was $29.4 million compared to $50.4 million for 2001. The decrease in net investment income in 2002 was primarily due to the reduction in invested assets for a portion of the year as a result of the Company's dividend of $258 million to Trenwick in June 2002, combined with an overall decrease in market yields over the course of 2002. In addition, the Company recorded a 100% valuation reserve on its interest receivable on loans to Trenwick at December 31, 2002, which was recorded as a reduction to net investment income.

Foreign currency gains (losses)

The Company recorded foreign currency losses in 2002 of $1.7 million compared to losses of $0.1 in 2001. The increase in the foreign currency losses is a result of the U.S. dollar weakening, primarily during the third and fourth quarters of 2002.

Non-operating income and expenses

Net realized gains on investments were $0.8 million during 2002, compared to $8.7 million for 2001. In 2002, net gains are net of a loss of $16.0 million on the Company's investment in the Trenwick Capital Trust I securities relating to a decline in market value that was determined to be other than temporary. This loss was offset by realized gains recognized upon the sale of securities in connection with LaSalle Re's dividend of $258 million to Trenwick, and related to Lloyd's funding for the operations of the Oaks Entities. The gains in 2001 resulted from a change in investment managers and a consequential repositioning of the portfolio to reflect a new investment philosophy.

In connection with its contribution of the capital stock of the Oak Entities to the Company in December 2002, Trenwick agreed to forgive $127.7 million of indebtedness due from the Oak Entities, which was recorded as other income.

During the year ended December 31, 2002, Trenwick recorded a loss of $20.1 million on the sale of LaSalle Re's in-force property catastrophe reinsurance business to Endurance. The loss includes non-recurring revenues of $8.0 million related to the sale of renewal rights, offset by $28.1 million of non-recurring expenses which consists of accelerated amortization of reinsurance contracts not transferred in the sale, as well as legal expenses, investment banking fees and severance and related costs.

The Company adopted Statement of Financial Accounting Standards No. 142 effective January 1, 2002. As a result, the Company wrote off its negative goodwill as of January 1, 2002 as a cumulative effect of change in accounting principle, which increased net income for the year ended December 31, 2002 by $11.6 million.

Results of Operations - Years Ended December 31, 2001 and 2000

In addition to providing net income (loss) information, when comparing the results of operations for the years ended December 31, 2002 and 2001, the Company has also provided operating income (loss) and underwriting income
(loss), as management believes they are both meaningful measures of the Company's results. Operating income (loss) differs from net income (loss) under accounting principles generally accepted in the United States, sometimes referred to as U.S. GAAP, and does not replace net income (loss) as the GAAP measure of our results of operations. In arriving at operating income (loss), we start with GAAP net income (loss) and exclude net realized investment gains and losses, as well as non-recurring charges because i) net realized investment gains and losses are unpredictable and not necessarily indicative of current or future results and ii) charges such as reorganization expenses, the cumulative effect of changes in accounting principles and loss on sale of business are non-recurring in nature and are also not necessarily indicative of future results of operations. Underwriting income (loss), also a non-GAAP financial measure, is net premiums earned less claims and claims expenses incurred, acquisition costs and underwriting expenses.

On December 10, 2002, the capital stock of the Oak Entities was contributed by Trenwick to the Company. As the Company and the Oak Entities were under common control, this transaction was accounted for at historical cost, in a manner similar to a pooling of interests business combination. Accordingly, the results of operations for the 2001 and 2000 years have been restated to reflect the combined operating results of the Company and the Oak Entities.

                                                    2001          2000        Change
                                                 ---------     ---------     ---------
                                                            (in thousands)
Underwriting loss                                $(133,587)    $ (60,796)    $ (72,791)
Net investment income                               50,446        46,681         3,765
Interest expense                                    (2,849)       (1,224)       (1,625)
Other income (expense)                                 (17)          337          (354)
Goodwill accretion                                     488           122           366
Foreign currency losses                               (113)         (244)          131
Corporate expenses                                      --        (3,255)        3,255
                                                 ---------     ---------     ---------
Pre-tax operating loss                             (85,632)      (18,379)      (67,253)
Applicable income taxes (benefit)                  (19,553)      (10,703)       (8,850)
                                                 ---------     ---------     ---------
Operating loss                                     (66,079)       (7,676)      (58,403)
Net realized investment (losses) gains               9,209        (1,688)       10,897
                                                 ---------     ---------     ---------
Loss before minority interest                      (56,870)       (9,364)      (47,506)
Minority interest in net income of subsidiary           --          (839)          839
                                                 ---------     ---------     ---------
Net loss                                           (56,870)      (10,203)      (46,667)
Dividends on preferred stock                        (6,563)       (6,563)           --
                                                 ---------     ---------     ---------
Net loss available to common shareholders        $ (63,433)    $ (16,766)    $ (46,667)
                                                 =========     =========     =========


The operating loss of $66.1 million in 2001 represented a $58.4 million increase in operating loss compared to a $7.7 million operating loss recorded in 2000. This increase was primarily due to the deterioration of underwriting results in 2001 caused primarily by losses incurred related to the September 11, 2001 terrorist attacks ($141.8 million gross and $86.8 million net of reinsurance recoverable) combined with the occurrence of other catastrophes during the year.

Underwriting income (loss)

                                                  2001           2000         Change
                                               ---------      ---------      ---------
                                                           (in thousands)
Net premiums earned                            $ 302,989      $ 271,696      $  31,293
                                               ---------      ---------      ---------
Claims and claims expenses incurred             (305,560)      (219,005)       (86,555)
Acquisition costs and underwriting expenses     (131,016)      (113,487)       (17,259)
                                               ---------      ---------      ---------
Total underwriting costs and expenses           (436,576)      (332,492)      (104,084)
                                               ---------      ---------      ---------
Net underwriting loss                          $(133,587)     $ (60,796)     $ (72,791)
                                               =========      =========      =========

Loss ratio                                         100.8%          80.6%          20.2%
Underwriting expense ratio                          43.2%          41.8%           1.4%
                                               ---------      ---------      ---------
Combined ratio                                     144.0%         122.4%          21.6%
                                               =========      =========      =========

The underwriting loss of $133.6 million in 2001 represented a $72.8 million increase compared to the underwriting loss of $60.8 million in the 2000 year. The increase in the underwriting loss in 2001 was due to an increase in catastrophe losses of $53.9 million; 2001 included catastrophe losses of $114.1 million, while 2000 included catastrophe losses of $60.2 million.

Losses incurred from the September 11, 2001 terrorist attacks of $114.7 million consist of claims and claims expenses incurred of $92.0 million and $22.7 million of net reinstatement premiums on assumed and ceded contracts.

Premiums written

Gross premiums written for 2001 were $522.3 million compared to $412.2 million for 2000, an increase of $110.1 million, or 26.7%. Details of gross premiums written are provided below.

                                                2001         2000         Change
                                              ---------    ---------    ---------
                                                         (in thousands)
Worldwide property catastrophe reinsurance    $ 140,331    $ 101,570    $  38,761
Lloyd's syndicates - continuing                 377,601      289,475       88,126
Lloyd's syndicates - runoff                       4,360       21,197      (16,837)
                                              ---------    ---------    ---------
Total                                         $ 522,292    $ 412,242    $ 110,050
                                              =========    =========    =========

The increase in worldwide property catastrophe reinsurance gross premium writings for 2001 compared to 2000 resulted primarily from new property catastrophe business combined with reinstatement premiums of $14.4 million generated by reinstated coverage on assumed contracts impacted by losses from the September 11, 2001 terrorist attacks.

The increase in Lloyd's syndicates gross written premiums from continuing business for 2001 compared to 2000 is a result of rate increases on business written by the Oak Entities, while the decrease in premiums written through runoff syndicates is as anticipated.

Premiums earned

                                          2001 Year     2000 Year      Change
                                          ---------     ---------     ---------
                                                     (in thousands)
Gross premiums written                    $ 522,292     $ 412,242     $ 110,050
Change in gross unearned premiums           (40,289)      (21,636)      (18,653)
                                          ---------     ---------     ---------
Gross premiums earned                       482,003       390,606        91,397
                                          =========     =========     =========

Premiums ceded                             (202,653)     (118,508)      (84,145)
Change in premiums ceded                     23,639          (402)       24,041
                                          ---------     ---------     ---------
Amortized ceded premiums                   (179,014)     (118,910)      (60,104)
                                          ---------     ---------     ---------
Net premiums earned                       $ 302,989     $ 271,696     $  31,293
                                          =========     =========     =========

Gross premiums ceded for 2001 were $202.7 million compared to $118.5 million for 2000. This increase was primarily due to an increase in business written by the Oak Entities which purchase significantly more reinsurance than LaSalle Re to manage various risks, including aviation. Ceded premiums also increased as a result of $31.8 million in reinstatements resulting from losses from the September 11, 2001 terrorist attacks.

Net premiums earned in 2001 and 2000 were $303.0 million and $271.7 million, respectively. The increase is commensurate with the increase in gross premiums written.

Claims and claims expenses

Claims and claims expenses for 2001 were $305.6 million, an increase of $86.6 million compared to claims and claims expenses of $219.0 million for 2000. The increase is due to losses associated with the September 11, 2001 terrorist attacks. The Company's estimated loss from the September 11, 2001 terrorist attacks through December 31, 2001 was $396.1 million gross and $232.8 million net of reinsurance recoverable. The Company's incurred losses related to the September 11, 2001 terrorist attacks are based upon estimates of its ultimate exposure derived from a manual assessment of its outstanding policies. The assessment included market share analysis, probable maximum loss analysis, independent risk modeling analysis and cedent loss estimates. The Company's primary exposure for this event relates to commercial property damage, which includes business interruption and incidental workers' compensation coverage, and catastrophe aviation coverage. In addition, the Company incurred losses of $10.5 million associated with Tropical Storm Alison and storms affecting the midwest United States, and $6.5 million of losses on the November 12, 2001 American Airlines crash in Queens, New York. Claims and claims expenses incurred in 2000 included $6.5 million of catastrophe losses relating to U.K. floods and an increase of $20.4 million in prior period occurrences, principally losses relating to two storms, Martin and Anatol, which hit Europe in late December 1999.

Underwriting expenses

                                             2001          2000         Change
                                          ---------     ---------     ---------
                                                      (in thousands)
Policy acquisition costs                  $  97,376     $  76,058     $  21,318
Underwriting expenses                        33,640        37,429        (3,789)
                                          ---------     ---------     ---------
Total expenses                            $ 131,016     $ 113,487     $  17,529
                                          =========     =========     =========

Expense ratio                                  43.2%         41.8%          1.4%
                                          =========     =========     =========

Total expenses, comprising policy acquisition costs and underwriting expenses, for 2001 increased by $17.5 million compared to total underwriting expenses for 2000. Total expenses as a percentage of net premiums earned were 43.2% for 2001 compared to 41.8% for 2000. The increase in the ratio occurred principally because of an increase in the amount of amortized ceded premiums.

Underwriting expenses for 2001 were $33.6 million compared to $37.4 million for 2000, a decrease of $3.8 million. The decrease is due to a reduction in business written by LaSalle Re following its acquisition by Trenwick.

Net investment income

                                             2001          2000         Change
                                          ---------     ---------     ---------
                                                      (in thousands)
Average invested assets                   $ 707,189     $ 651,625     $  55,564
Average annualized yields                       6.2%          6.9%          0.7%

Investment income - portfolio             $  44,152     $  45,049     $    (897)
Investment income - non-portfolio             2,548         2,805          (257)
Intercompany investment income                4,688            --         4,688
Investment expenses                            (942)       (1,173)          231
                                          ---------     ---------     ---------
Net investment income                     $  50,446     $  46,681     $   3,765
                                          =========     =========     =========

Net investment income for 2001 was $50.4 million compared to $46.7 million for 2000. The increase in net investment income in 2001 was primarily due to changes in the allocation of investments to higher yielding debt securities following a change in investment managers.

Interest expense

Interest expense was $2.8 million in 2001 as compared to interest expense of $1.2 million in 2000. The increase is mainly a result of increased letter of credit fees relating to the Company's Lloyd's operations. Interest expense in 2000 also included financing charges associated with a ceded reinsurance contract and other interest expenses related to the commitment fees payable on the Company's credit facility which was canceled effective at the end of September of 2000.

Corporate expenses

The Company did not record any corporate expenses for 2001. The expenses of $3.3 million for 2000 relate primarily to the Company's decision to cancel the implementation of new reinsurance software as a result of the Trenwick/LaSalle business combination.

Non-operating income and expenses

Net realized gains on investments were $9.2 million during 2001, compared to net realized losses of $1.7 million for 2000. The gains in 2001 resulted from a change in investment managers and a consequential re-positioning of the portfolio to reflect a new investment philosophy.

Liquidity and capital resources

As a holding company, the Company's assets consist primarily of all of the outstanding voting stock of LaSalle Re. The Company's operating capital is derived from dividends and other permitted payments from LaSalle Re and its subsidiaries, including fees for services provided to LaSalle Re and its subsidiaries which are subject to review by the BMA. The Company's ability to generate operating capital is limited and its ability to meet its obligations is dependent upon funding from LaSalle Re. There is substantial uncertainty as to what amount of future funds it will receive from LaSalle Re.

LaSalle Re's sources of funds consist of investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, commissions, excise taxes, administrative expenses and dividends. Under the Insurance Act, LaSalle Re is prohibited from paying dividends of more than 25% of its opening statutory capital and surplus unless it files with the Bermuda Supervisor of Companies an affidavit (at least 7 days before payment of such dividends) stating that it will continue to meet the required minimum solvency margin and minimum liquidity ratio requirements and from declaring or paying any dividends without the prior approval of the Bermuda Minister of Finance if it failed to meet its required margins on the last day of the previous fiscal year. The Insurance Act also requires LaSalle Re to maintain a minimum solvency margin and minimum liquidity ratio and prohibits dividends that would result in a breach of these requirements. In addition, LaSalle Re is prohibited under the Insurance Act from reducing its opening total statutory capital by 15% or more without the approval of the Minister of Finance. LaSalle Re currently meets these requirements.

As of December 31, 2002, the Company's consolidated investments and cash totaled $806.3 million as compared to $861.4 million at December 31, 2001. Both balances include a loan to Trenwick of $75.0 million. Interest is charged on this loan at a variable rate equal to that generated by the Company's investment portfolio and the loan is repayable upon demand. In light of Trenwick's current financial condition there is significant uncertainty as to whether Trenwick will be able, financially, to pay principal or interest on this loan. At December 31, 2002, the Company established a 100% valuation reserve for the cumulative intercompany interest receivable of $9.0 million. The decrease in consolidated investments and cash of $55.1 million primarily resulted from a special dividend of $258.0 million paid to Trenwick in the second quarter of 2002, offset by cash flows from operations.

As of December 31, 2002, the Company's consolidated shareholders' equity totaled $134.9 million compared to $309.5 million at December 31, 2001. The decrease of $174.6 million was primarily a result of the special dividend to Trenwick referred to above.

Operating activities produced a net cash inflow of $76.4 million for the year ended December 31, 2002 compared to $51.5 million for the year ended December 31, 2001. The increase in cash flow from operations was due primarily to an increase in premiums collected and an increase in net investment income received.

As of December 31, 2002, 98.1% of the debt securities held in the Company's investment portfolio were rated "AA" or better and 99.6% were rated "A" or better by Standard and Poor's or Moody's.

Dividends Paid

The Company paid a quarterly dividend of $0.5469 per share to the holders of record of its Series A Preferred Shares in March, June and September of 2002. On November 29, 2002, the Company suspended the payment of dividends on its Series A Preferred Shares. The Company intends to accrue the dividends until payment is reinstated, if ever. The date of dividend payment reinstatement has not been determined by the Company. The Company does not expect to be able to pay dividends to holders of the Series A Preferred Shares for the foreseeable future, if ever. In addition, the Company paid common dividends to Trenwick in 2002 totaling $264 million.

Financings, Financing Capacity and Capitalization

In connection with the Trenwick/LaSalle business combination, effective September 27, 2000 the Company cancelled its stand alone committed $100 million line of credit.

As of December 31, 2002, the Company had $261,727 in letters of credit outstanding. This amount includes $170,698 in letters of credit outstanding to provide capital to support the participation in certain Lloyd's syndicates, of which $156,751 of the letters of credit are outstanding under the senior credit facility (described in the immediately following paragraph). The remaining letters of credit balance is outstanding primarily under a secured letter of credit facility under which letters of credit totaling $91,029 at December 31, 2002 have been issued in favor of ceding insurance companies to secure LaSalle Re's obligations under various reinsurance contracts. At year end 2002, LaSalle Re had pledged $120,722 of debt securities as collateral for its letters of credit of the letters of credit outstanding relates primarily to the United States business formerly written by LaSalle Re.

Concurrently with the Trenwick/LaSalle business combination in September of 2000, Trenwick America Corporation ("Trenwick America") and Trenwick Holdings Limited ("Trenwick Holdings"), Trenwick's

U.S. and U.K. holding companies, entered into an amended and restated $490 million credit agreement with various lending institutions (the "Banks"), which was guaranteed by the Company. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid in full on June 17, 2002. Additionally, on December 24, 2002, the credit agreement was amended to reduce the letter of credit facility, which is utilized by Trenwick to support its underwriting operations at Lloyd's, to the currently outstanding $182.5 million. The letter of credit facility is scheduled to terminate on December 31, 2003, although the letters of credit issued pursuant to the facility will not expire until December 31, 2006.

Pursuant to a guaranty agreement entered into concurrently with the credit agreement, Trenwick has guaranteed the obligations of Trenwick America and Trenwick Holdings under the credit agreement. In April of 2002, Trenwick pledged the capital stock of the Company, which was a guarantor of the obligations under the credit agreement, and LaSalle Re as collateral to the Banks. In December of 2002, Trenwick agreed to provide the Banks additional security interests as described below.

On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick's operating subsidiaries below "A-". The lowered A.M. Best Company ratings constituted an event of default under the credit agreement. In addition, increases in Trenwick's reserves for unpaid claims and claims expenses and the establishment of a deferred tax asset reserve related to Trenwick's United States Subsidiaries in the third quarter of 2002 resulted in Trenwick violating the financial covenants in the credit agreement requiring Trenwick to maintain a minimum tangible net worth and minimum risk-based capital. On November 13, 2002, Trenwick, its subsidiaries and the Banks executed a forbearance agreement with respect to the events of default arising from Trenwick's lowered A.M. Best Company ratings and financial covenant violations.

Subsequently, an amendment and waiver of default under the credit agreement and amendment to the guaranty agreement were entered into on December 24, 2002 (the "December Amendments"). The December Amendments extended the letter of credit facility through December 31, 2003 to support Trenwick's underwriting operation at Lloyd's for the 2003 year of account. To those Banks extending their letters of credit, Trenwick agreed to pay a 5% per annum cash letter of credit fee, issue pay-in-kind notes bearing interest at LIBOR plus 2.5% per annum to evidence an additional 3.16% per annum letter of credit fee, issue warrants equal to 10% of Trenwick's fully diluted equity capital, and pay 15% of the profits earned by Trenwick's Lloyd's operations, including those of the Oak Entities owned by LaSalle Re, for the 2002 and 2003 Lloyd's years of account. In addition, Trenwick, Trenwick America and Trenwick Holdings agreed to provide the Banks a security interest in, and the assets and property of, their direct and indirect subsidiaries (including the Company) as additional collateral for the Banks, and to cause the subsidiaries to provide a guaranty to the Banks, subject to applicable laws and regulations and certain existing contractual rights of holders of other indebtedness.

The December Amendments also prohibit Trenwick and its subsidiaries from declaring or paying any dividends (including on Trenwick's common shares, the Series A Preferred Shares of the Company and the capital securities issued by Trenwick Capital Trust I). The December Amendments and the other amendments and waivers entered into in the first quarter of 2003 waive certain other defaults, add covenants further restricting the operation of Trenwick's business (including that of the Company), prohibit Trenwick from making certain payments without the Banks' approval, prohibit Trenwick and its subsidiaries from selling or otherwise disposing of any assets or property (including the Company), require Trenwick to regularly report certain financial information to the Banks, and adjust downward certain of the financial covenants.

Pursuant to the December Amendments, Trenwick is required to collateralize with cash, cash equivalents and marketable securities 60% of the outstanding letters of credit by August 1, 2003. If it is unable to do so, Trenwick's insurance company subsidiaries will be prohibited from underwriting any insurance or reinsurance business without the Banks' prior approval. In addition, Trenwick is required to use its best efforts to terminate the letters of credit by December 31, 2003. In order to do so, the letters of credit would need to be replaced with other letters of credit or collateral acceptable to Lloyd's. In the event Trenwick has not terminated the letters of credit by December 31, 2003, it is required on such date to collateralize with cash, cash equivalents and marketable securities the full amount of the outstanding letters of credit. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit as required by the December Amendments. Additionally, Trenwick does not believe that it will be able to replace the letters of credit with other letters of credit or collateral acceptable to Lloyd's.

Since December 2002, Trenwick has entered into additional amendments and numerous waivers with the Banks providing for, among other things, waivers of potential covenant defaults, further reductions in certain financial covenants, additional financial reporting, approval of certain employee and other payments, approval of the extension of the maturity of Trenwick America's senior notes from April 1, 2003 to August 1, 2003, the payment of interest accrued through April 1, 2003 to the holders of the senior notes and extension of numerous deadlines imposed under the December Amendments.

If there is an event of default under the credit agreement, including as a result of Trenwick failing to collateralize the letters of credit as described above, or if there is an event of default under other outstanding indebtedness of Trenwick or its subsidiaries, including under the senior notes, resulting in a cross default under the credit agreement, Trenwick may be required to fully and immediately collateralize the outstanding letters of credit under the terms of the guaranty agreement. No liability for any such amounts has been reflected in Trenwick's financial statements for any future event of default. If the potential future events of default occur and are not waived, there is substantial doubt as to Trenwick's ability to continue as a going concern and Trenwick and/or one or more of its subsidiaries may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States. In addition, at any time one or more of the insurance regulatory authorities having jurisdiction over Trenwick's insurance company subsidiaries (including the Bermuda Monetary Authority with respect to the Company and LaSalle Re, or the Financial Services Authority or Lloyd's in the United Kingdom, with respect to Trenwick's Lloyd's operations) may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of Trenwick or its subsidiaries, including the Company, or one or more of the creditors of Trenwick or its subsidiaries, including the Company may commence proceedings against Trenwick or its subsidiaries seeking their liquidation.

Trenwick's ability to refinance its existing debt obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. As a result of the continued deterioration of Trenwick's financial condition, its senior debt ratings have been downgraded by Standard & Poor's Corporation to "D" and by Moody's Investor Services to "C." Trenwick's ability to refinance its outstanding debt obligations, as well as the cost of such borrowings, has been materially adversely affected by these ratings downgrades.

Catastrophe Equity Put

On September 27, 2000, Trenwick assumed the benefits and obligations of LaSalle Re Limited under a $100 million catastrophe equity put option. The catastrophe equity put option was amended and restated as of January 1, 2001 and amended as of January 25, 2002. As amended, the catastrophe equity put option enabled Trenwick to raise up to $55 million of equity, through the issue of convertible preferred shares to European Reinsurance Company of Zurich ("European Re"), a subsidiary of Swiss Reinsurance Company, in the event there was a qualifying catastrophic event or events occurring prior to January 1, 2002.

As a result of the terrorist attacks of September 11, 2001, LaSalle Re incurred in excess of $140 million in catastrophe losses as defined under the catastrophe equity put option agreement and Trenwick delivered notice of exercise of the catastrophe equity put on March 28, 2002. On July 1, 2002, Trenwick commenced an arbitration proceeding seeking $55 million in damages and other relief against European Re. The claims arose out of European Re's failure to meet its obligations under the catastrophe equity put. On September 6, 2002, the catastrophe equity put option was amended and restated and the pending arbitration proceedings were terminated. Under the terms of the second restated agreement, European Re purchased 550,000 of Trenwick's Series B Cumulative Perpetual Preferred Shares (the "Series B Shares") with a liquidation preference of $100 per share for an aggregate purchase price of $40 million. The Series B Shares bear cumulative dividends, payable quarterly in arrears, based upon the Series B Shares' Standard & Poor's rating at LIBOR plus a margin determined in accordance with the following schedule:

                Standard & Poor's Rating                LIBOR Margin
                BBB- or above                                  3.75%
                BB+                                            4.25%
                BB                                             4.50%
                BB-                                            4.75%
                Below BB-                                      6.00%

These factors adjust upward by 0.25% on the third anniversary if the securities are still unrated, and upward by 0.50% on the fifth anniversary if they are still unrated. Also, if the Standard & Poor's rating is below BBB- on the fifth anniversary, the factors adjust upward by an additional 0.50%. The maximum adjustment based upon these circumstances is 0.75%. At December 31, 2002, the Series B Shares were rated "D" by Standard & Poor's.

The Series B Shares are convertible into common shares of Trenwick after five years or upon the occurrence of certain "conversion events" or the failure of Trenwick to maintain certain levels of capital. As of December 31, 2002, the Series B Shares would be settled with approximately 12.2 million common shares of Trenwick upon conversion. On February 20, 2003, Trenwick delivered a notice to European Re that Trenwick's GAAP Net Worth (as defined in the Certificate of Designation, Preferences and Rights (the "Certificate of Designation") of the Series B Shares) had fallen below $225 million. Trenwick's GAAP Net Worth did not equal or exceed $225 million during the period from February 20, 2003 through April 21, 2003 (which is 60 days after the date of notice). As a result, a Net Worth Conversion Event (as defined in the Certificate of Designation) occurred on April 21, 2003, and the Series B Shares are now convertible at the option of European Re into Trenwick common shares upon 60 trading days advance notice to Trenwick. European Re has not delivered to Trenwick such a notice of conversion. Should European Re convert such Series B Shares, substantial dilution to existing common shares will occur. In addition, depending on the conversion ratio of Series B Shares to Trenwick common shares, which is based upon the trading price of Trenwick common shares and the book value and number of shares converted, this conversion could result in European Re obtaining control of Trenwick, and therefore the Company, subject to compliance with applicable insurance law and regulation. See Note 8 of the Notes to the Consolidated Financial Statements for further discussion of the Series B shares and the conversion events relating thereto.

Critical Accounting Policies

The accounting policies described below are those the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies used by Trenwick in preparing its financial statements is included in the Notes to the Consolidated Financial Statements and the note references are included below.

Unpaid Claims and Claims Expenses

Claims and claims expenses are recorded as incurred, at management's best estimate, in order to match claims and claims expense costs with premiums over the contract periods. The amount provided for unpaid claims and claims expenses consists of any unpaid reported claims and claims expenses and estimates for incurred but not reported claims and claims expenses, net of estimated salvage and subrogation. The estimates for claims and claims expenses incurred but not reported were developed based on historical claims and claims expense experience and an actuarial evaluation of expected claims and claims expense experience. Reserves for unpaid claims and claims expenses, by their very nature, do not represent an exact calculation of the liability and, while the Company has established reserves equal to the current best estimate of ultimate losses, there remains a likelihood that further changes in such claim estimates, either upward or downward, will occur in the future. Adjustments to previously reported reserves for unpaid claims and claims expenses are considered changes in estimates for accounting purposes and are reflected in the income statement in the period in which the adjustment becomes known.

Unpaid claims and claims expenses are recorded based on actuarial estimates of losses inherent in that period's claims, including losses for which claims have not yet been reported. Estimates of unpaid claims and claims expenses rely on actuarial observations of ultimate loss experience for similar historical events. Historical insurance industry experience indicates that a high degree of inherent variability exists in assessing the ultimate amount of losses under short-duration property and casualty contracts. This inherent variability is particularly significant for liability-related exposures, including latent claims issues (such as asbestos and environmental related coverage disputes), because of the extended period of time, often many years, that transpires between when a given claim event occurs and the ultimate full settlement of such claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) due to coverage often being provided on an "excess-of-loss" basis and the resulting time lags in receiving current claims data. Additionally, the uncertainty is increased as a result of the diversity of development patterns among different types of reinsurance and the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies. Other items that have been considered in determining year-end reserves but may develop differently than currently estimated include:

      o September 11, 2001 related claims, particularly with respect to catastrophe coverage underwritten in LaSalle Re;

      o Claims against insured financial services companies for certain types of practices including alleged misallocations of shares in initial public offerings;

      o     Directors and Officers liability insurance in the United States;

      o Ultimate losses on business underwritten in the last four years, as reserve estimates are inherently more uncertain on recent business, where reported loss activity is still low relative to ultimate losses;

      o Reinsurance collectibility -the Company reviews and monitors its reinsurance recoverables from its reinsurers and makes provision for uncollectible reinsurance as appropriate. However, given the magnitude of reinsurance recoverables, $913 million at December 31, 2002, the Company has a significant exposure to collectibility issues.

The Company's management continually evaluates the potential for changes in unpaid claims and claims expenses to adjust recorded reserves and to proactively modify underwriting criteria and product offerings. In recent periods and continuing throughout 2002, the level of reported claims activity related to prior year loss events, particularly for liability-related exposures underwritten in 1997 through 2001, has been significantly higher than anticipated. Full consideration of these trends was incorporated into a comprehensive reserve study completed in the fourth quarter of 2002. Insurance reserves, by their very nature, do not represent an exact calculation of liability and, while the Company has established reserves equal to the current best estimate of ultimate losses, there remains a likelihood that further changes in such loss estimates, either upward or downward, will occur in the future.

Management believes that the Company's claim and claim expense liabilities are adequate. However, the process of estimating claims and claim expense liabilities is inherently imprecise and involves an evaluation of many variables, including potentially unpredictable social and economic conditions. Accordingly, there can be no assurance that the Company's ultimate liability will not vary significantly from amounts reserved. The uncertainties in and the risk factors associated with the claims reserves at December 31, 2002 are similar to the uncertainties at prior year ends. However, given the Company's current surplus levels, it is now less financially equipped to handle these uncertainties should there be adverse development in the loss reserves. Reserves for the Company's participation in Lloyd's syndicates through its Lloyd's corporate members are included in the year end reserves. Part of the reserve represents reinsurance to close balances brought forward to the open years of account (for example, 1996 reinsured into the 1997 open year. Favorable or unfavorable development of the prior year's reserves can influence the results of the open years of 2000, 2001 and 2002.

Reinsurance Recoverable Balances

The Company purchases reinsurance to reduce its exposure on individual risks, catastrophic losses and other large losses. The Company estimates the amount of uncollectible receivables from its reinsurers each period and establishes an allowance for uncollectible amounts. The amount of the allowance is based on the age of unpaid amounts, information about the creditworthiness of the Company's reinsurers, and other relevant information. Estimates of uncollectible reinsurance amounts are reviewed quarterly, and changes are recorded in the period they become known. A significant change in the level of uncollectible reinsurance amounts would have a significant effect on the Company's results of operations and financial position. Also see Note 6 of the Notes to the Consolidated Financial Statements.

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

The Company seeks to match the maturities of invested assets with the payment of expected liabilities. By doing this, the Company attempts to make cash available as payments become due. If a significant mismatch of the maturities of assets and liabilities were to occur and the Company had to liquidate investments prior to their maturity, it may incur realized losses and the effect on the Company's results of operations could be significant. Also see Note 7 of the Notes to the Consolidated Financial Statements.

Deferred Income Taxes

Deferred income tax assets and liabilities are computed based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates in effect for the year in which the differences are expected to reverse. FASB Statement No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the Company's cumulative losses generated in recent years by the Oak Entities and uncertainties as to the amount of taxable income to be generated in future years, as of December 31, 2002, the Company could not support the future realizability of its net deferred tax asset. The effects of this determination on the Company's results from operations are significant. As of December 31, 2002, the Company established a valuation allowance of $44.8 million, so as to record a valuation allowance for the full amount of its net deferred tax asset applicable to the Oak Entities. The Company's Bermuda operations are not subject to income tax. Also see Note 9 of the Notes to the Consolidated Financial Statements.

Quantitative and Qualitative Disclosure About Market Risk

The following sections address the significant market risks associated with The Company's business activities as of December 31, 2002 and 2001. The Company's primary market risk exposures are:

o foreign currency exchange risk, in particular the U.S. dollar to the British pound sterling;

o interest rate risk on fixed and variable rate U.S. dollar and British pound sterling denominated short and long-term instruments.

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

As of December 31, 2002, the Company's exposure to high yield investments was minimal. While these investments are more susceptible to credit risk, their total market value represents less than 1% of total investments and cash, and therefore management believes that the exposure to credit risk is not material. The Company has no derivatives and its investments do not contain terms that may result in potential losses due to leverage.

Foreign Currency Exchange Rate Risk

Foreign currency risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises principally from Oak Entities' operations and securities denominated in foreign currencies. The Company's international businesses generally maintain assets and liabilities in local currencies, substantially limiting exchange rate risk to net assets denominated in the foreign currency. The Company's foreign currency denominated net assets are principally in British pounds sterling. At December 31, 2002 and December 31, 2001, the Company's net assets of foreign subsidiaries was approximately $45.8 million and $(24.8) million, respectively. Foreign debt securities and foreign cash on deposit were $4.1 million and $5 million, respectively, at December 31, 2002.

The Company's reinsurance and Lloyd's operations all have exposures to movements in various currencies around the world (particularly the British pound sterling, the Euro and the Canadian dollar) as such businesses are denominated in those currencies. Therefore, changes in currency exchange rates affect the Company's balance sheet, statement of operations and statement of cash flows. This exposure is somewhat mitigated by the fact that premiums received are invested in the same currency portfolios, to partially offset related unpaid claims and claims expense liabilities denominated in the same currency.

Management estimates that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which the Company is exposed as of December 31, 2002 would have decreased the fair value of the Company's foreign denominated net assets by approximately $4.6 million, which was comprised primarily of exposure to the British pound sterling. At December 31, 2001, the same 10% shift in foreign currency exchange rates would have resulted in a potential gain in fair value of approximately $2.5 million.

Interest Rate Risk

The Company's fixed maturity investments and indebtedness are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of fixed maturity investments and the interest payable on the Company's outstanding variable rate debt. Additionally, the fair value of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, a prepayment option, relative values of alternative investments, liquidity of the investment and other general market conditions.

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

A 100 basis point increase in market interest rates would have resulted in an estimated pre-tax loss in the fair value of these instruments of $4.3 million and $14.0 million at December 31, 2002 and December 31, 2001, respectively. Similarly, a 100 basis point decrease in market interest rates would have resulted in an estimated pre-tax gain in the fair value of these instruments of $4.2 million and $14.0 million at December 31, 2002 and December 31, 2001, respectively.

Effects of Inflation

The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The effects of inflation are considered in pricing and in estimating reserves for unpaid claims and claim expenses. The actual effects of inflation on the Company's results cannot be accurately known until claims are ultimately settled.

Accounting Standards

Effective January 1, 2002, the Company adopted a new Financial Accounting Standards Board statement which amended the accounting for goodwill and other intangible assets. This new statement suspended systematic goodwill amortization and required the Company to credit the negative goodwill balance of $11.6 million to operations as of January 1, 2002 as a cumulative effect of an accounting change.

                           FUTURE BUSINESS OPERATIONS

The future operations of the Company and its financial results will differ materially from those of 2002 and prior years as the Company has sold the in-force business of its primary operating subsidiary, LaSalle Re, and has placed LaSalle Re into runoff. In addition, under the terms of Trenwick's agreements with the Banks, and particularly under the December Amendments, Trenwick and its subsidiaries, including the Company, are subject to financial and operational restrictions which limit their flexibility to pursue business and strategic alternatives. These restrictions will apply so long as Trenwick and its subsidiaries (including the Company) have unpaid reimbursement obligations to the Banks with respect to the letters of credit. In addition, the Company and LaSalle Re have material receivables from Trenwick, as described above in "-Transactions with Affiliates," which may not be realizable because of the current uncertainties of Trenwick's financial condition.

The result of the foregoing is that the future operations of the Company, at least in the next several years, are likely to consist substantially of the management in runoff of LaSalle Re, including administration of claims, regulatory reporting, settlement of reinsurance agreements (including commutations thereof where appropriate), cash and investment management and related matters, and the ongoing participation in Lloyd's syndicates through the Oak Entities as corporate capital providers. The costs involved in the runoff operations are likely to differ significantly from those of prior years, where a significant portion of the operating costs related to underwriting, marketing and securing reinsurance for new business. The reimbursement of costs as they relate directly to LaSalle Re's runoff will be subject to review by the Bermuda Monetary Authority (the "BMA") which may challenge these costs or impose other restrictions with respect to the runoff including the provision of an acceptable runoff plan. Adverse loss developments, weakness in reinsurance recoveries or the failure to realize the value of its investments including the intercompany receivables, among other factors, could significantly and negatively impact the success of any runoff. It is unlikely that any amounts will be available to the equity holders of the Company until such time as the BMA has been assured of the minimum capital and solvency of LaSalle Re. In addition, the BMA has recently notified the Company that it will not permit the granting of a security interest in LaSalle Re's assets to the Banks as collateral under Trenwick's credit agreement. In the event that the runoff is not successful, it is also possible that LaSalle Re may be placed under the control of the BMA, voluntarily or involuntarily, through rehabilitation, liquidation or other similar proceedings.

RISK FACTORS

You should carefully consider the risks described below regarding us and our Series A Preferred Shares. The risks and uncertainties described below are not the only ones we face. There may be additional risks and uncertainties. If any of the following risks actually occur or continue to occur, our business, financial condition or results of operations could be materially and adversely affected and the trading price of our Series A Preferred Shares could decline further.

Our auditors have expressed doubt as to our ability to continue as a going concern.

Our independent accountants, PricewaterhouseCoopers LLP, have stated, in their audit report with respect to our financial statements as at and for the twelve months ended December 31, 2002, that substantial doubt exists as to our ability to continue as a going concern. Trenwick's and our ability to operate continue to be adversely impacted by the deterioration in Trenwick's financial condition and its lack of available financial resources to meet its obligations including amounts owed to the Company and LaSalle Re.

Trading of our Series A Preferred Shares has been suspended by the New York Stock Exchange.

The New York Stock Exchange has suspended from trading, pending application to the Securities and Exchange Commission, our Series A Preferred Shares for failure to meet the New York Stock Exchange's minimum listing requirements. Our Series A Preferred Shares were quoted on the Over-The-Counter (OTC) Bulletin Board beginning on Tuesday, March 25, 2003.

In light of the significant developments and other factors referred to in this Report, which have materially and adversely impacted the Company, its operations and its future prospects, it is unlikely that our Series A Preferred Shares will realize significant value in the near term, if at all. As a result, it is possible that a market will not continue in our Series A Preferred Shares, in which case the liquidity of the securities may be severely limited.

By letter dated March 24, 2003, the BMA issued permission for the free transferability on an interim basis of Trenwick's and the Company's shares while they are quoted on the OTC Bulletin Board. This permission is contingent on the condition that the BMA is notified promptly of any instances in which Trenwick or the Company become aware that a new shareholder has obtained 5% or more of either company's shares, including background information on any such new 5% shareholder.

In the absence of the permission granted by the BMA discussed in the previous paragraph, as a consequence of the suspension of trading, all transfers of shares involving holders of Trenwick's or the Company's securities would be required to be approved by the BMA before they could be entered into Trenwick's or the Company's share register. This procedure would only apply to share transfers involving shareholders who hold shares in their own name on Trenwick's or the Company's share register (a "record holder"). Shareholders who hold through nominees, brokers, or banks, which in turn have accounts through other nominees, would not be affected by this approval procedure unless one of the parties to the transfer becomes a record holder on Trenwick's or the Company's share register or the number of shares held by an existing record holder is increased or decreased by the transfer. If the BMA's free transferability permission is rescinded, this pre-approval process will cause a delay in share transfers.

We are unable to pay dividends and will continue to be unable to do so for the foreseeable future.

In connection with other actions being taken in the fourth quarter of 2002, on November 29, 2002, the Company elected to suspend the payment of dividends to holders of our Series A Preferred Shares effective immediately, as a result of restrictions on the Company under Trenwick's credit agreement with various lending institutions. The Company intends to accrue the dividends until payment is reinstated. We do not expect to be able to pay dividends to holders of our Series A Preferred Shares for the foreseeable future.

We have guaranteed the obligations of Trenwick and Trenwick Holdings under Trenwick's credit agreement, which guaranty is supported by a security interest in all of LaSalle Re's shares.

Trenwick currently has outstanding $182.5 million of letters of credit issued by the banks under its credit facility. Trenwick is obligated to reimburse the banks for any amounts drawn on these letters of credit, and for related fees and expenses. No amounts have been drawn on the letters of credit to date. The banks have provided Trenwick with several waivers of potential defaults and extensions of deadlines under the credit facility, but Trenwick does not presently have the liquidity necessary to satisfy the banks by the deadlines that have been imposed. The Company has guaranteed the obligations of Trenwick and Trenwick Holdings under the credit facility and has pledged as security all of its shares of LaSalle Re. If potential events of default under the credit facility are not cured or waived by its lenders, the Banks could exercise their rights under the pledge. As a result, upon the occurrence of an event of default, there is substantial doubt as to our ability to continue as a going concern.

Trenwick has issued convertible preferred shares that may result in substantial dilution to existing Trenwick common shareholders and/or a change in control of Trenwick, and therefore the Company. Neither we nor Trenwick have the ability to control settlement of Trenwick's convertible preferred shares.

As a result of the September 11, 2001 terrorist attacks, LaSalle Re incurred large catastrophe losses that enabled Trenwick to exercise its rights under a catastrophe equity put option with European Reinsurance Company of Zurich, a subsidiary of Swiss Reinsurance Company ("European Re"). In this transaction, Trenwick issued Series B shares to European Re for a purchase price of $40 million. These Series B shares are convertible into Trenwick's common shares upon the occurrence of certain events, including Trenwick's failure to maintain a net worth (as defined) under generally accepted accounting principles of $225 million. Trenwick's net worth is below $225 million, and European Re is able to convert the Series B preferred shares into Trenwick common shares upon not less than 60 trading days' notice to Trenwick. Should European Re convert such Series B Shares, substantial dilution to existing Trenwick common shareholders will occur. In addition, depending on the conversion ratio of preferred shares to common shares, which is based upon the trading price of Trenwick common shares and the book value and number of shares converted, this conversion could result in European Re obtaining control of Trenwick, and therefore the Company, subject to compliance with applicable insurance law and regulation.


We are a holding company and substantially all of our assets are held in LaSalle Re and LaSalle Re's participation in Lloyd's. LaSalle Re's assets are generally unavailable to pay the debts of the holding company and there is substantial uncertainty as to whether we will ultimately receive any value from them.

We are a holding company with no material assets other than the stock of our operating subsidiaries, our intercompany receivables due from Trenwick (the collectability of which are in doubt), and LaSalle Re's participation in Lloyd's. Our ability to pay dividends to our shareholders will be dependent on the earnings and cash flows of LaSalle Re in runoff and our Lloyd's operations and their ability to pay dividends or to advance or repay funds to us. Payment of dividends and advances and repayments from LaSalle Re is regulated by the BMA and regulatory restrictions, including minimum solvency and liquidity thresholds. We do not expect LaSalle Re will be able to pay dividends or advance or repay any funds to us in the foreseeable future.

We are in discussions with the BMA concerning capital adequacy and other issues relating to LaSalle Re, and the BMA may institute supervision, rehabilitation, conservation or liquidation proceedings with respect to LaSalle Re.

We have been engaged in discussions with the BMA and with LaSalle Re's consent, the BMA has restricted the license of LaSalle Re to prohibit it from writing any new business without its prior written approval. The BMA, as well as regulators in the United Kingdom and the United States, which regulate Trenwick's other insurance company subsidiaries, may act independently of one another with respect to the insurance company domiciled in its jurisdiction. Any action by an insurance regulator, such as the commencement of voluntary or involuntary supervision, rehabilitation, conservation or liquidation proceedings with respect to one of these companies, could precipitate additional actions by the other insurance regulators. In the event of any such proceedings, it is unlikely that the assets of the insurance companies will be available to satisfy each other's liabilities, or the liabilities of Trenwick or the Company.

Our financial strength ratings have been significantly downgraded or withdrawn by Rating Agencies.

Our financial strength ratings have been downgraded significantly by Standard & Poor's, and Fitch, and have been withdrawn by Moody's Investor Services. These downgrades generally reflect the ratings services' views that our business prospects and financial flexibility are very limited.

LaSalle Re's catastrophe liability and other insurance business, from which we historically derived a majority of our revenue, has ceased to write new business and is in runoff.

We have placed LaSalle Re's catastrophe, liability and other insurance business into runoff and no new business is being written in LaSalle Re. Our objective is to maximize the economic value of the runoff through effective claims settlement, commutation of assumed obligations where appropriate, collection of reinsurance recoverables and effective cash management. While it is possible that some positive economic value may result over time from the runoff of LaSalle Re's business, we do not expect it to contribute significantly to our revenue or results of operations in the near term, if at all, and there are significant uncertainties that could if realized adversely affect our ability to continue a solvent runoff of LaSalle Re.

Our ability to attract and retain key management personnel has been negatively affected.

We have experienced the loss of most of our personnel in the last year, including a majority of our senior executives. A number of executives positions at the Company, including the position of Acting Chief Executive Officer, are now being filled by consultants under short term arrangements or by employees or consultants of Trenwick. Our ability to operate our business has been, and will continue to be, dependent on our ability and the ability of Trenwick to retain the services of key senior executive officers and to attract and retain additional qualified personnel in the future as employees and consultants. The loss of the services of any of our key executive officers or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business. Our financial situation and that of our subsidiaries has made it, and likely will continue to make it, difficult to retain key employees and consultants.

Our reinsurers may not satisfy their obligations to us.

Our business model relied to a large extent on reinsurance to reduce our underwriting risk. As of December 31, 2002, our reinsurance recoverable balance was approximately $913 million. LaSalle Re is subject to credit risk with respect to its reinsurers because the transfer of risk to a reinsurer does not relieve the LaSalle Re of its liability to the insureds. In addition, reinsurers may be unwilling to pay us even though they have the financial resources and are contractually obligated to do so. Unfavorable arbitration decisions or the failure of one or more of the reinsurers to honor their obligations or make timely payments would impact our cash flow and could cause us to incur significant losses. In the event of the rehabilitation, supervision, conservation or liquidation of LaSalle Re, we may not be able to influence the outcome of the collectibility of reinsurance recoverables, in that it will be the responsibility of the regulators supervising such proceedings.

If actual claims exceed our loss reserves, our financial results could be significantly adversely affected.

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. To the extent actual claims continue to exceed our expectations, we will be required to immediately recognize the less favorable experience. This could cause a material increase in our liabilities and a reduction in our profitability, including an operating loss and reduction of capital.

We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies that we write. We utilize actuarial models as well as historical insurance industry loss development patterns to establish appropriate loss reserves, as well as estimates of future trends in claims severity, frequency and other factors. Establishing an appropriate level of loss reserves is an inherently uncertain process. Accordingly, actual claims and claim expenses paid will likely deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements.

If our loss reserves are determined to be inadequate, we will be required to increase loss reserves at the time of such determination with a corresponding reduction in our net income or increase our net loss in the period in which the deficiency is rectified. It is possible that claims in respect of events that have occurred could exceed our loss reserves and have a material adverse effect on our results of operations or our financial condition in general.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

Recent events may result in political, regulatory and industry initiatives which could adversely affect our business.

The supply of insurance and reinsurance coverage has decreased due to withdrawal of capacity and substantial reductions in capital resulting from, among other things, the terrorist attacks of September 11, 2001. This tightening of supply may result in governmental intervention in the worldwide insurance and reinsurance markets. We are currently unable to predict the extent to which new political, regulatory and industry initiatives may affect the demand for our products or the risks which may be available for us to consider underwriting. At the same time, threats of further terrorist attacks and the military initiatives and political unrest in the Middle East and Asia have adversely affected general economic, market and political conditions, increasing many of the risks associated with the insurance markets worldwide.

The insurance and reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates.

Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. Although premium levels for many products have increased in recent months, the supply of insurance and reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality.

U.S. persons who own our shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The Bermuda Companies Act, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. Set forth below is a summary of certain significant provisions of the Companies Act which includes, where relevant, information on modifications thereto adopted pursuant to our bye-laws, applicable to us, which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.

Interested Directors. Under Bermuda law and our bye-laws, a transaction entered into by us, in which a director has an interest, will not be voidable by us, and such director will not be liable to us for any profit realized pursuant to such transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing to the directors. In addition, our bye-laws allow a director to be taken into account in determining whether a quorum is present and to vote on a transaction in which that director has an interest following a declaration of the interest pursuant to the Companies Act provided that the director is not disqualified from doing so by the chairman of the meeting. Under Delaware law, such transaction would not be voidable if:

      o The material facts as to such interested director's relationship or interests were disclosed or were known to the board of directors and the board of directors in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

      o Such material facts were disclosed or were known to the shareholders entitled to vote on such transaction and the transaction was specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

      o The transaction was fair as to the corporation as of the time it was authorized, approved or ratified.

Certain Transactions with Significant Shareholders. As a Bermuda company, we may enter into certain business transactions with our significant shareholders, including asset sales, in which a significant shareholder receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders with prior approval from our board of directors but without obtaining prior approval from our shareholders.

Shareholders' Suits. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of the company to remedy a wrong done to the company where an act is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, courts would review acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys' fees incurred in connection with such action. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the company, against any director or officer for any act or failure to act in the performance of such director's or officer's duties, except with respect to any fraud or dishonesty of such director or officer.

Indemnification of Directors and Officers. Under Bermuda law and our bye-laws, we may indemnify our directors, officers or any other person appointed to a committee of the board of directors (and their respective heirs, executors or administrators) to the full extent permitted by law against all actions, costs, charges, liabilities, loss, damage or expense incurred or sustained by such person by reason of any act done, concurred in or omitted in the conduct of our business or in the discharge of his/her duties; provided that such indemnification shall not extend to any matter in which any of such persons is found, in a final judgment or decree not subject to appeal, to have committed fraud or dishonesty.

We are a Bermuda company and it may be difficult for you to enforce judgments against us or our directors and executive officers.

We are incorporated pursuant to the laws of Bermuda and our business is based in Bermuda. In addition, certain of our current and former directors and officers may reside outside the United States, and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

Further, there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item can be found in the Consolidated Financial Statements and Notes thereto beginning on page F-1.

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

In connection with the Trenwick/LaSalle business combination in 2000, all of the external directors of the Company resigned their directorships and, in certain cases, became directors of Trenwick, leaving Guy Hengesbaugh as the sole director of the Company. Trenwick appointed a second director of the Company following the Trenwick/LaSalle business combination who resigned in January 2002. James F. Billett, Jr. was appointed as a director of the Company in January 2002 and resigned in January 2003. The Board of Directors of the Company presently consists of W. Marston Becker and Alan L. Hunte.

W. Marston Becker, 50, has served as Acting Chairman of the Board of Directors and Acting Chief Executive Officer of the Company since November 2002. Mr. Becker is Chairman of the Compensation Committee and a member of the Executive Committee of Trenwick. Mr. Becker was a director of Trenwick Group Inc. from 1997 until the Trenwick/LaSalle business combination in September 2000. He has been Chairman of Hales & Company, an investment company, since June 2000. He was President - Specialty Insurance of Royal & SunAlliance USA, Inc. from its acquisition of Orion Capital Corporation in November 1999 until May 2000 and a director of Royal & Sun Alliance USA, Inc. from November 1999 until December 2000. From January 1997 to November 1999, he was Chairman of the Board and Chief Executive Officer of Orion Capital Corporation, an insurance holding company. He was previously Vice Chairman of the Board (March 1996 to December 1996) and Senior Vice President (July 1994 to March 1996) of Orion Capital Corporation and served as President and Chief Executive Officer of the DPIC Companies (subsidiaries of Orion Capital Corporation) from July 1994 to June 1996 and as President and Chief Executive Officer of McDonough Caperton Insurance Group, an insurance brokerage firm, from March 1987 to July 1994.

Alan L. Hunte, 54, has been President and a Director of the Company since February 8, 2003. Mr. Hunte has served as the Chief Financial Officer of Trenwick since March 26, 2002 and Executive Vice President of Trenwick since 1999. Before that, Mr. Hunte served as Chief Financial Officer of Trenwick Group Inc. from 1993 through 1999, Treasurer from 1987 through 1993, and Vice President from 1984 through 1987. He has been a Director and Treasurer of Trenwick America Re since 1988 and also Executive Vice President and Chief Financial Officer of Trenwick America Re since 1993. Mr. Hunte is a Chartered Accountant, having served as audit manager for a public accounting firm prior to joining the Company in 1981.

Peter Woolf has been Senior Vice President, Underwriting, of the Company from April 1, 2002 until his resignation on February 28, 2003. From June 1, 1999 through March 30, 2002, Mr. Woolf was Vice President of Underwriting of the Company. Prior to June 1, 1999, Mr. Woolf was Vice President of Underwriting at Partner Re. Mr. Woolf has been a consultant to the Company from March 1, 2003 to April 30, 2003.

Ginette Handfield was Senior Vice President and Chief Financial Officer of the Company from April 1, 2002 until her resignation on March 31, 2003. From October 27, 1999 to March 31, 2002 she was Finance Director and Director at Trenwick International Limited. From August 20, 1996 to October 27, 1999 Ms. Handfield was Financial Controller of Sorema UK Ltd.

James F. Billett, Jr., 58, was a director of the Company from January 2002 through January 2003. Mr. Billett served as Chairman of the Board and Chief Executive Officer of Trenwick from August 2000 through January 2003. Mr. Billett served as the Chairman of the Board and Chief Executive Officer of Trenwick Group Inc. and its predecessor from 1978 until the Trenwick/LaSalle business combination in 2000, and served as President of Trenwick Group Inc. from 1988 until the Trenwick/LaSalle business combination. Mr. Billett was formerly a Vice President of General Reinsurance Corporation.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, in summary form, information concerning total compensation paid to the Company's current Acting Chief Executive Officer during fiscal year 2002 and the three other most highly paid executive officers of the Company who served in such capacities as of December 31, 2002 for services rendered to the Company during each of the last three fiscal years, if applicable.

                                                                                   Restricted
                                                                                      stock         Securities    All other
 Name and principal         Fiscal     Salary        Bonus       Other annual       awards(1)       underlying   compensation
      position               year        ($)          ($)       compensation ($)        ($)           options         ($)
      --------               ----        ---          ---       ----------------        ---           -------         ---
W. Marston Becker            2002           --           --              --               --               --           --
   Acting Chief
   Executive Officer
   (effective
   November 2002)
Peter Woolf                  2002      218,205      288,260(2)           --               --               --       27,825(4)
   Senior Vice               2001      199,500      190,000(2)           --           64,496(3)         9,083       24,454(4)
   President,                2000      192,000       10,000(2)           --               --               --       23,201(4)
   Underwriting
   Officer (effective
   April 1, 2002)
Ginette Handfield            2002      228,992       79,936(5)       85,500(6)            --            3,274      288,239(8)
   Senior Vice               2001      179,433       40,572(5)           --           58,106(7)         8,184       75,932(8)
   President and Chief       2000      174,176       39,535(5)           --           21,203(7)            --       70,446(8)
   Financial Officer
   (effective
   March 15, 2002)
Guy D. Hengesbaugh           2002      273,525      597,715(9)       70,000(10)           --               --    1,235,210(12)
   Chief Executive           2001      468,900           --         120,000(10)      224,992(11)       31,690       51,575(12)
   Officer and               2000      450,000      386,364(9)      165,710(10)           --               --       56,376(12)
   President (effective
   July 1, 1999 to
   July 31, 2002)

(1) The restricted shares of Trenwick common stock vest in equal annual installments over five years from the date of award. Dividends are paid on restricted shares at the same rate as paid to all shareholders and, as permitted, those amounts have not been included in this table. The aggregate total of unvested restricted share holdings of each of the named executives as of December 31, 2002, at the then-applicable market price per share of $0.72, were as follows:

            Name                   Unvested Restricted Shares (#)     Value ($)
            ----                   ------------------------------     ---------
            W. Marston Becker                    0                        0

            Guy D. Hengesbaugh                   0                        0

            Peter Woolf                        1,817                    $1,308

            Ginette Handfield                  3,151                    $2,269

(2) Mr. Woolf earned a bonus of $201,000 in 2002 and $150,000 in 2001 under a cash incentive bonus agreement and an incentive bonus payment of $87,260 as a result of the sale of LaSalle Re's in-force business to Endurance in May 2002. Mr. Woolf received an underwriting bonus of $40,000 in 2001 and $10,000 in 2000.

(3) Includes 3,028 restricted common shares of Trenwick awarded to Mr. Woolf on March 1, 2001 based upon the closing price per share of Trenwick's common stock on such date. The restricted shares were scheduled to vest in equal annual installments over five years from the date of award. Upon termination of Mr. Woolf's employment on March 31, 2003 the unvested restricted shares were cancelled. Dividends were paid on restricted shares at the same rate as paid to all shareholders and, as permitted those amounts have not been included in this table.

(4) Consists of $21,825, $19,950 and $19,200 paid in connection with monthly pension contributions and $6,000, $4,504 and $4,001 earned as part of an automobile allowance program for the years 2002, 2001 and 2000, respectively.

(5) Ms. Handfield earned a bonus of $50,000 as an incentive bonus payment as a result of the sale of LaSalle Re's in-force business to Endurance in May 2002 and $29,936, $40,572 and $39,535 under a cash incentive bonus agreement for the year 2002, 2001 and 2000, respectively.

(6)   Ms. Handfield received housing expenses in 2002 of $85,500.

(7) Amount reflects 2,728 and 1,631 restricted common shares of Trenwick awarded to Ms. Handfield on March 1, 2001 and 2000, respectively, based on the closing price per share of Trenwick's common stock on such dates of $21.30 and $13.00, respectively. The restricted shares were scheduled to vest in equal annual installments over five years from the date of award. Upon termination of Ms. Handfield's employment on March 31, 2003 the unvested restricted shares were cancelled. Dividends were paid on restricted shares at the same rate as paid to all shareholders and, as permitted those amounts have not been included in this table.

(8) Includes $32,635, $42,114 and $39,284 for monthly pension contributions for 2002, 2001 and 2000, respectively, and $250,000 paid in 2002 to Ms. Handfield in accordance with the terms of the severance provisions of her employment agreement with the Company. Also includes automobile allowances of $5,437, $31,400 and $30,469 for 2002, 2001 and 2000, respectively, and private healthcare and life insurance benefits of $167, $2,418 and $2,388 for 2002, 2001 and 2000, respectively.

(9) Mr. Hengesbaugh earned incentive bonuses of $597,715 as a result of the sale of LaSalle Re's in-force business to Endurance in May 2002. During 2000, he earned a bonus of $136,364 under a cash incentive bonus agreement and an additional merit cash bonus of $250,000.

(10) Includes housing expenses of $70,000 for 2002 and $120,000 for each of 2001 and 2000.

(11) Amount reflects 10,563 restricted common shares of Trenwick awarded to Mr. Hengesbaugh on March 1, 2001, based on the closing price per share of Trenwick's common stock on such date of $21.30. The restricted shares were scheduled to vest in equal annual installments over five years from the date of award, beginning in 2002. Upon termination of Mr. Hengesbaugh's employment on July 31, 2002 these restricted shares were cancelled. Dividends were paid on restricted shares at the same rate as paid to all shareholders and, as permitted those amounts have not been included in this table.

(12) Consists of $27,352, $46,575 and $45,000 for monthly pension contributions for 2002, 2001 and 2000, respectively. In accordance with the terms of Mr. Hengesbaugh's employment agreement and related termination agreement, includes severance payments for salary, unused vacation and housing expenses of $1,207,858.

The following table sets forth information with respect to Trenwick stock option grants to the named executives in 2002. The options granted during 2002 to the named executive officers pursuant to Trenwick's equity incentive plans become exercisable in five equal annual installments beginning one year from the date of grant, but become immediately exercisable in full in the event of a change in control of Trenwick. The exercise price of the options equals the fair market value of the Trenwick common stock at the date of the grant. The options are subject to termination prior to their expiration date in the event of termination of the grantee's employment.

                        Option Grants in Last Fiscal Year

                                          Percent of
                                             Total
                           Number of        Options                                      Potential Realizable Value at
                          Securities      Granted to                                     Assumed Annual Rates of Stock
                          Underlying     Employees in      Exercise                      Price Appreciation for Option
                            Options       Fiscal Year       Price        Expiration                 Term ($)
      Name                Granted (#)         (%)         ($/Share)         Date              5%                10%
-----------------        -------------   ------------     ----------    ------------     ------------       -----------
W. Marston Becker            1,000           0.19%          $8.40         5/15/2012         $5,283            $13,387


The following table sets forth information for each individual who served in 2002 as the CEO or a named executive officer of the Company with regard to the number of Trenwick common shares underlying unexercised stock options and the value of such stock options at December 31, 2002.

                           2002 Year-End Option Values

                                  Number of securities underlying            Value of unexercised
                                      unexercised options/SARs            in-the-money options/SARs
                                        at December 31, 2002                at December 31, 2002
Name                                Exerciseable/Unexerciseable          Exerciseable/Unexerciseable
----                                ---------------------------          ---------------------------
W. Marston Becker                            6,250/1,000                            $0/$0

Peter Woolf                                 16,816/7,267                            $0/$0

Ginette Handfield                             0/3,274                               $0/$0

Guy D. Hengesbaugh                              0/0                                 $0/$0

                      Employment Contracts and Arrangements

On August 26, 2002, W. Marston Becker was elected to the position of Acting Chairman of the Board of Directors and Acting Chief Executive Officer of Trenwick pursuant to the terms of a letter agreement, entered into between Trenwick and Mr. Becker, dated August 26, 2002 and subsequently amended on March 25, 2003 (the "Becker Agreement"). Under the Becker Agreement, Mr. Becker is entitled to compensation from Trenwick for his services at a monthly rate of $50,000 through December 31, 2002 and $75,000, commencing January 1, 2003. In addition, under the Becker Agreement, Mr. Becker is entitled to a cash incentive bonus, in the aggregate amount of $600,000, payable in three installments of $200,000 on or before March 28, 2003 and on June 30 and December 31, 2003, provided his engagement has not been terminated prior to such date. In the event there is a "change in control" of Trenwick, the amount of cash incentive bonus not previously paid to Mr. Becker will become due and payable on the date of such change in control unless Mr. Becker's engagement has been terminated before such date.

Trenwick has agreed under the Becker Agreement to indemnify Mr. Becker for claims, damages and liabilities resulting from his acts or omissions which are not found to be in bad faith or involve intentional misconduct or a knowing violation of law. The Becker Agreement may be terminated by mutual agreement between Trenwick and Mr. Becker or 30 days following delivery of written notice of termination of the agreement by either Trenwick or Mr. Becker. Mr. Becker is subject to customary confidentiality provisions under the Becker Agreement.

Effective October 1, 1999, LaSalle Re entered into an amended employment agreement with Guy D. Hengesbaugh to reflect Mr. Hengesbaugh's promotion to the position of President and Chief Executive Officer. The agreement provided for automatic renewal on a daily basis, so that the remaining term of the agreement would always equal two years. The agreement provided for an annual salary of $450,000 which, effective March 1, 2001, was increased to $468,900. In addition, Mr. Hengesbaugh was entitled to an annual non-discretionary bonus based in part on the amount by which LaSalle Re's return on equity for that year exceeded 10% per annum, and was also eligible to receive a discretionary bonus. The agreement provided Mr. Hengesbaugh with various benefits, including disability and pension benefits, automobile allowance, club membership, housing and living allowance and reimbursement of reasonable business expenses. The agreement also includes a non-competition and non-solicitation covenant that will generally apply for a period of 12 months following the termination of Mr. Hengesbaugh's employment. Mr. Hengesbaugh resigned his offices of President and CEO on July 31, 2002 and received severance and other payments totaling $1,274,233 as a result.

Since the completion of the Trenwick/LaSalle business combination, the Company's directors have not been compensated for any services provided to the Company as directors.

In addition, since the completion of the Trenwick/LaSalle business combination, the Company's common shares are no longer registered under Section 12 of the Securities Exchange Act of 1934. Accordingly, no share price information is available to provide the basis for a performance graph.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is a wholly owned subsidiary of Trenwick. The following table discloses the Acting Chief Executive Officer's and the named executive officers' ownership in the Company's parent, Trenwick, at March 31, 2003.

                                                   Number of Common
Name of beneficial owner                                Shares(1)                 Percentage of class
------------------------                                ---------                 -------------------
W. Marston Becker                                        35,250                           *
Peter Woolf                                              21,661(2)                        *
Ginette Handfield                                         2,290(3)                        *
Guy D. Hengesbaugh                                        7,700                           *

All Directors and Executive Officers as a Group         198,192                           *

*     Less than 1%

(1) Based on the most recent information available to the Company. Includes shares of restricted stock that would vest if the holder were to exercise certain options pursuant to which such restricted shares were granted as anti-dilution adjustments, which options are exercisable within 60 days of April 15, 2003.

(2) Includes 1,817 of unvested restricted shares and options to purchase 18,633 common shares which are exercisable within 60 days of April 15, 2003.

(3)   Represents unvested restricted shares.

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

While the Underwriting Support Services Agreement did not terminate until September 30, 2001, the Company has not utilized the agreement since the Trenwick/LaSalle business combination. The Company accrued and expensed all fees payable under the agreement during the year ended December 31, 2000. This amounted to $786,000.

Loan to an executive officer

The Company loaned Mr. Hengesbaugh $142,321 in 2001 to finance a portion of the purchase price of a home in Bermuda. The loan was evidenced by a demand promissory note and interest was payable at the rate of 8% per annum. In connection with the termination of Mr. Hengesbaugh's employment in July 2002, the principal plus accrued and unpaid interest on this loan was deducted from the severance payments made to Mr. Hengesbaugh and the loan was satisfied in full.

Indemnification; Insurance

Trenwick has agreed to indemnify the present and former directors and officers of Trenwick Group Inc. and the Company against liabilities arising out of the Trenwick Group Inc./LaSalle Re Holdings Limited business combination in September 2000. Subject to applicable Bermuda law and public policy, Trenwick will honor indemnification rights of the current and former directors and officers of Trenwick Group Inc., the Company or any of their respective subsidiaries. In addition, Trenwick agreed to maintain, for all former and current directors and officers of Trenwick Group Inc., the Company and their respective subsidiaries, the current directors' and officers' liability insurance, fiduciary liability insurance and indemnification policies maintained by Trenwick Group Inc. and the Company for at least six years from the effective time of the Trenwick Group Inc./LaSalle Re Holdings Limited business combination.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities and Exchange Act of 1934. Based on that evaluation, our management, including the Acting Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to be filed with the Securities and Exchange Commission. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

            3. Exhibits

               Exhibit
               Number   Description
               ------   -----------

               3.1      Memorandum of Association.
                        Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (No. 33-97304)

               3.2      Bye-Laws.
                        Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-12823)

               10.1 Underwriting Support Services Agreement, Dated October 1, 1998 among LaSalle Re, CRSC and CNA Bermuda. Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-12823)

               10.2     Employment Agreement dated October 1, 1998 between Guy
                        D. Hengesbaugh and LaSalle Re*
                        Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-12823)

               10.3 Quota Share Arrangement, dated as of April 1, 1999, between LaSalle Re and Continental Casualty Company. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 1999 (File No. 1-12823)

               10.4 Quota Share Treaty between CNA International Reinsurance Company Limited and LaSalle Re in respect of 1999 underwriting year of account (London office). Incorporated by reference to Exhibit 10.32 to Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-12823)

               10.5 Quota Share Treaty between CNA International Reinsurance Company Limited and LaSalle Re in respect of 1999 underwriting year of account (Amsterdam office). Incorporated by reference to Exhibit 10.38 to Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-12823)

               10.6 LMX Quota Share Retrocessional Agreement between Continental Casualty Company and LaSalle Re for the 1999 underwriting year of Account.
                        Incorporated by reference to Exhibit 10.43 to Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-12823)

               10.7 Transfer and Purchase Agreement, dated as of May 16, 2002, among Trenwick Group Ltd., LaSalle Re Limited, and Endurance Specialty Insurance Ltd.
                        Incorporated by reference to Exhibit 99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on May 22, 2002 (file no. 1-12823).

               10.8 Quota Share Retrocession Agreement, dated as of May 16, 2002, between LaSalle Re Limited and Endurance Specialty Insurance, Ltd.
                        Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed on May 22, 2002 (file no. 1-12823).

               10.9 Bill of Sale and Assignment Agreement, dated as of May 16, 2002, among LaSalle Re Limited and Endurance Specialty Insurance Ltd.
                        Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed on May 22, 2002 (file no. 1-12823).

               10.10 Administrative Services Agreement, dated as of May 16, 2002, between LaSalle Re Limited and Endurance Specialty Insurance Ltd.
                        Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8G-K, filed on May 22, 2002 (file no. 1-12823).

               10.11 Assignment of Reinsurance Recoverables and Other Receivables, dated as of May 16, 2002, between LaSalle Re Limited and Endurance Insurance Ltd.
                        Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K, filed on May 22, 2002 (file no. 1-12823).

               10.12 Forbearance Agreement, dated as of November 11, 2002, among Trenwick Group Ltd., Trenwick America Corporation, Trenwick Holdings Limited, LaSalle Re Holdings Limited and certain lending institutions party to the Credit Agreement and JP Morgan Chase, as administrative agent, incorporated by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the three months ended September 30, 2002 (File No. 1-12823).

               10.13 Amendment to Forbearance Agreement, dated as of November 21, 2002, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick Group Ltd., LaSalle Re Holdings Limited, the lending institutions party to the Credit Agreement, and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on December 3, 2002 (File No. 1-12823).

               10.14 Second Amendment to the Forbearance Agreement, dated as of December 6, 2002, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick Group Ltd., LaSalle Re Holdings Limited, the lending institutions party to the Credit Agreement, and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on December 12, 2002 (File No. 1-12823).

               10.15 Third Amendment and Consent to the Forbearance Agreement, dated as of December 9, 2002, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick Group Ltd., LaSalle Re Holdings Limited, the lending institutions party to the Credit Agreement, and JP Morgan Chase Bank. Incorporated by reference to Exhibit
                        99.2 to the Company's Current Report on Form 8-K, filed on December 12, 2002 (File No. 1-12823).

               10.16 Trenwick Group Ltd. Term Sheet LOC Facility, dated as December 3, 2002. Incorporated by reference to Exhibit
                        99.3 to the Company's Current Report on Form 8-K, filed on December 12, 2002 (File No. 1-12823).

               10.17 Fourth Amendment and Waiver to the Credit Agreement, dated as of December 24, 2002, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JP Morgan Chase Bank. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on December 26, 2002 (File No. 1-12823).

               10.18 Fourth Amendment to the Holdings Guaranty, dated as of December 24, 2002, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit
                        99.2 to the Company's Current Report on Form 8-K, filed on December 26, 2002 (File No. 1-12823).

               10.19 Fifth Amendment to the Credit Agreement, dated as of January 16, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JP Morgan Chase Bank. Incorporated by reference to
                        Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-12823).

               10.20 Fifth Amendment and Consent to the Holdings Guaranty, dated as of January 16, 2003, among Trenwick Group, Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to
                        Exhibit 99.2 to the Company's Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-12823).

               10.21 Sixth Amendment and Waiver to the Credit Agreement, dated as of January 27, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JP Morgan Chase Bank. Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-12823).

               10.22 Sixth Amendment and Consent to the Holdings Guaranty, dated as of January 27, 2003, among Trenwick Group Ltd. and the lending institutions form time to time party to the Credit Agreement. Incorporated by reference to
                        Exhibit 99.5 to the Company's Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-12823).

               10.23 Seventh Amendment and Waiver to the Credit Agreement, dated as of March 7, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JP Morgan Chase Bank. Incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-12823).

               10.24 Seventh Amendment to the Holdings Guaranty, dated as of March 7, 2003, among Trenwick Group Ltd. and the lending institutions form time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-12823).

               10.25 Fourth Waiver to the Credit Agreement, dated as of March 14, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JP Morgan Chase Bank. Incorporated by reference to
                        Exhibit 99.8 to the Company's Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-12823).

               10.26 Fifth Waiver to the Credit Agreement, dated as of March 21, 2003, by and among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to
                        Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on April 11, 2003 (File No. 1-16089).

               10.27 Eighth Amendment to the Holdings Guaranty, dated as of March 24, 2003, by and among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit
                        99.2 to the Company's Current Report on Form 8-K, filed on April 11, 2003 (File No. 1-16089).

               10.28 Eighth Amendment to the Credit Agreement, dated as of March 28, 2003, by and among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed on April 11, 2003 (File No. 1-16089).

               10.29 Ninth Amendment to the Holdings Guaranty, dated as of March 28, 2003, by and among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit
                        99.4 to the Company's Current Report on Form 8-K, filed on April 11, 2003 (File No. 1-16089).

               10.30 Ninth Amendment and Waiver to the Credit Agreement, dated as of April 8, 2003, by and among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K, filed on April 11, 2003 (File No. 1-16089).

               10.31 Tenth Amendment and Consent to the Holdings Guaranty, dated as of April 8, 2003, by and among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K, filed on April 11, 2003 (File No. 1-16089).

               10.32 Agreement, dated as of December 10, 2002, between LaSalle Re Limited and Trenwick Group Ltd. Incorporated by reference to Exhibit 99.10 to the Company's Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-12823).

               10.33 Consulting Agreement, dated as of August 26, 2002, between Trenwick Group Ltd. and W. Marston Becker, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2002 (File No. 1-12823).*

               10.34 Amended and Restated Consulting Agreement between Trenwick Group Ltd. and W. Marston Becker, dated March 25, 2003 **

               10.35 Amendment No. 1 to Amended and Restated Employment Agreement between Guy D. Hengesbaugh and LaSalle Re Limited, dated as of April 30, 2002 as amended.**

               12.1 Statement re computation of ratio of earnings to combined fixed charges and preferred share dividends. Incorporated by reference to Exhibit 12.1 to Form 10-K for the fiscal year ended September 30, 1999.

               21.1     Subsidiaries of the Registrant.
                        Incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 (No. 333-14861)

               99.1     Certification of Acting Chief Executive Officer **

               99.2     Certification of Chief Financial Officer **

               *  Management contract or compensatory plan or arrangement.

               ** Filed herewith.

      (b) Reports on Form 8-K:

The Company filed Current Reports on Form 8-K on the following dates during the fourth quarter of 2002:

            October 28, 2002, reporting the lowering by A.M. Best Company on October 18, 2002 of the financial strength ratings of the operating subsidiaries of Trenwick, including LaSalle Re, and the existence of an event of default under the Credit Agreement among Trenwick America Corporation, Trenwick Holdings Limited and various financial institutions.

            October 29, 2002, reporting (a) the entry by Trenwick America Reinsurance Corporation into an underwriting facility with a subsidiary of Chubb Corporation on October 25, 2002 and (b) Trenwick announcement on October 25, 2002 that it had engaged independent actuaries to conduct a review of Trenwick reserves for unpaid claims and claims expenses at each of its operating subsidiaries.

            October 31, 2002, reporting the immediate cessation of underwriting of Trenwick United States specialty program insurance business.

            November 5, 2002, reporting the execution by Trenwick Managing Agents Limited of a letter agreement with National Indemnity Company on November 4, 2002 pursuant to which National Indemnity Company agreed to provide to Trenwick Lloyd's Syndicate 839 $150 million in capital and a $45 million quota share reinsurance facility for the 2003 year of account.

            November 15, 2002, reporting the entry on November 13, 2002 by Trenwick, Trenwick America Corporation, Trenwick Holdings Limited and the Company into a Forbearance Agreement dated as of November 11, 2002 with certain lending institutions party to the Credit Agreement dated as of November 24, 1999 and amended and restated as of September 27, 2000, and JP Morgan Chase Bank, as administrative agent.

            December 3, 2002, reporting the entry on November 21, 2002 by Trenwick, Trenwick America Corporation, Trenwick Holdings Limited and the Company into an extension of the Forbearance Agreement, and the suspension of dividends and distributions payable on the outstanding Trenwick Series B Cumulative Convertible Perpetual Preferred Shares, The Company's Series A Preferred Shares and Trenwick Capital Trust I 8.82% Exchange Subordinated Capital Income Securities.

            December 12, 2002, reporting (a) the entry on December 8, 2002 by Trenwick, Trenwick America Corporation, Trenwick Holdings Limited and the Company into an agreement in principle with Trenwick's letter of credit providers, (b) the entry by Trenwick, Trenwick America Corporation, Trenwick Holdings Limited and the Company into amendments to the Forbearance Agreement on December 6, 2002 and December 9, 2002, extending the forbearance period until December 31, 2002, (c) the hiring of Greenhill & Co. as a financial advisor and (d) the cessation of underwriting at Trenwick International Limited.

            December 26, 2002, reporting the entry on December 24, 2002 by Trenwick, Trenwick America Corporation, Trenwick Holdings Limited and Trenwick UK Holdings Limited into a Fourth Amendment and Waiver to the Credit Agreement, extending for an additional year $182 million of letters of credit utilized by Trenwick to support its underwriting operations at Lloyd's. and a Fourth Amendment to the Holdings Guaranty, dated as of December 24, 2002, providing for Trenwick to pledge all of its equity interests, assets and property as collateral for the renewing letter of credit providers.

                           LASALLE RE HOLDINGS LIMITED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
                                                                          Number
                                                                          ------

REPORT OF INDEPENDENT ACCOUNTANTS ......................................    F-2

CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 2002 AND 2001 ...............    F-3

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME -
   YEARS ENDED DECMEBER 31, 2002, 2001 AND 2000 ........................    F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31, 2002,
   2001 AND 2000 .......................................................    F-5

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - YEARS ENDED
  DECEMBER 31, 2002, 2001 AND 2000 .....................................    F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .............................    F-7

                        Report of Independent Accountants

To the Board of Directors and
Shareholders of LaSalle Re Holdings Limited:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) 1 on page 62, present fairly, in all material respects, the financial position of LaSalle Re Holdings Limited (the "Company") (a subsidiary of Trenwick Group Ltd.) and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the financial statements, Trenwick Group Limited is currently required to collateralize with cash or cash equivalents, 60% of the outstanding letters of credit under its senior credit facility by August 1, 2003 and, at this time, Trenwick Group Limited does not have sufficient available liquidity to collateralize the letters of credit. The capital stock of the Company and LaSalle Re Limited has been pledged as collateral to the banks providing the letters of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans and other circumstances in regard to these matters are also described in Notes 15 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 13 to the financial statements, the Company changed its method of accounting for goodwill in 2002.


PricewaterhouseCoopers LLP
New York, New York
March 31, 2003 except for Note 8
to the financial statements as to
which the date is April 21, 2003.

                          LaSalle Re Holdings Limited
                           Consolidated Balance Sheets
           (Amounts expressed in thousands of United States dollars,
                        except share and per share data)
                           December 31, 2002 and 2001

                                                            2002           2001
                                                        -----------    -----------
ASSETS:
Debt securities available for sale, at fair value       $   555,837    $   673,188
Cash and cash equivalents                                   175,449        113,168
Accrued investment income                                     7,879         18,242
Premiums receivable                                         251,699        271,359
Reinsurance recoverable balances                            912,974        649,745
Prepaid reinsurance premiums                                114,645         72,180
Deferred policy acquisition costs                            37,091         36,347
Net deferred income taxes                                        --         44,313
Trenwick Group Ltd. advances                                  9,898         11,651
Trenwick Group Ltd. loan                                     75,000         75,000
Reinsurance deposits and other assets                        14,455         18,137
                                                        -----------    -----------
Total assets                                            $ 2,154,927    $ 1,983,330
                                                        ===========    ===========

LIABILITIES:
Unpaid claims and claims expenses                       $ 1,475,821      1,178,467
Unearned premium income                                     243,675        203,582
Reinsurance balances payable                                246,311        124,449
Negative goodwill                                                --         11,585
Other liabilities                                            29,695         65,401
Trenwick Group Ltd. loan                                         --         88,780
Due to affiliates                                            24,488          1,566
                                                        -----------    -----------
Total liabilities                                         2,019,990      1,673,830
                                                        -----------    -----------

SHAREHOLDERS' EQUITY:
Series A preferred shares, $1.00 par value, 3,000,000
  shares issued and outstanding, at liquidation value        75,000         75,000
Common shares, $1.00 par value, 20,432,043
  shares issued and outstanding                              20,432         20,432
Additional paid in capital                                  307,914        292,039
Retained earnings (accumulated deficit)                    (267,829)       (82,775)
Accumulated other comprehensive income (loss)                  (580)         4,804
                                                        -----------    -----------
Total shareholders' equity                                  134,937        309,500
                                                        -----------    -----------
Total liabilities and shareholders' equity              $ 2,154,927    $ 1,983,330
                                                        ===========    ===========

The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
         Consolidated Statements of Operations and Comprehensive Income
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2002, 2001 and 2000

                                                    2002         2001         2000
                                                 ---------    ---------    ---------
REVENUES:
Net premiums earned                              $ 291,289    $ 302,989    $ 271,696
Net investment income                               29,439       50,446       46,681
Net realized investment gains (losses)                 820        9,209       (1,688)
Negative goodwill accretion                             --          488          122
Other income                                       127,037          (17)         337
                                                 ---------    ---------    ---------
Total revenues                                     448,585      363,115      317,148
                                                 ---------    ---------    ---------
EXPENSES:
Claims and claims expenses incurred                178,220      305,560      219,005
Policy acquisition costs                            72,173       97,376       76,058
Underwriting expenses                               50,696       33,640       37,429
Loss on sale of LaSalle Re's in-force
  reinsurance business                              20,133           --           --
General and administrative expenses                     --           --        3,255
Interest expense                                     7,402        2,849        1,224
Foreign currency losses                              1,725          113          244
                                                 ---------    ---------    ---------
Total expenses                                     330,349      439,538      337,215
                                                 ---------    ---------    ---------

Income (loss) before income taxes, minority
  interest and cumulative effect of change in
  accounting principal                             118,236      (76,423)     (20,067)
Minority interest in subsidiary net income              --           --          839
                                                 ---------    ---------    ---------
Income (loss) before income taxes and
  cumulative effect of change in
  accounting principal                             118,236      (76,423)     (20,906)
Applicable income taxes (benefit)                   44,313      (19,553)     (10,703)
                                                 ---------    ---------    ---------
Net income (loss) before cumulative effect
  of change in accounting principal                 73,923      (56,870)     (10,203)
Cumulative effect of change in
  accounting principal                              11,586           --           --
                                                 ---------    ---------    ---------
Net income (loss)                                   85,509      (56,870)     (10,203)
Preferred share dividends                            6,563        6,563        6,563
                                                 ---------    ---------    ---------
Net income (loss) available to
  common shareholders                            $  78,946    $ (63,433)   $ (16,766)
                                                 =========    =========    =========
COMPREHENSIVE INCOME (LOSS):
Net income (loss)                                $  85,509    $ (56,870)   $ (10,203)
Other comprehensive income (loss):
   Net unrealized investment gains (losses)         (5,110)        (943)      14,401
   Foreign currency translation adjustments           (274)       1,460           --
                                                 ---------    ---------    ---------
  Total other comprehensive income (loss)           (5,384)         517       14,401
                                                 ---------    ---------    ---------
Comprehensive income (loss)                      $  80,125    $ (56,353)   $   4,198
                                                 =========    =========    =========

The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
                      Consolidated Statements of Cash Flows
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2002, 2001 and 2000

                                                        2002         2001         2000
                                                    -----------    ---------    ---------
OPERATING ACTIVITIES:
Premiums collected, net of acquisition costs        $   639,558    $ 381,470    $ 257,343
Ceded premiums paid, net of acquisition costs          (269,728)    (126,197)     (96,462)
Claims and claims expenses paid                        (461,864)    (273,410)    (194,720)
Claims and claims expenses recovered                    183,490       63,932       57,355
Underwriting expenses paid                              (63,446)     (39,555)     (29,143)
Net investment income received                           45,506       44,801       39,582
Other income received, net of other expenses paid         2,722            9       (2,069)
Taxes recovered                                             205          478          552
Interest expense paid                                        --           --      (14,323)
                                                    -----------    ---------    ---------
Cash from (for) operating activities                     76,443       51,528       18,115
                                                    -----------    ---------    ---------
INVESTING ACTIVITIES:
Debt securities sales                                   733,800      401,454      416,252
Debt securities maturities                              727,010       75,305       73,000
Debt securities purchases                            (1,296,176)    (527,986)    (419,185)
Trenwick Group Ltd. loan                                     --           --      (75,000)
Investment in subsidiary                                (81,638)          --           --
Additions to premises and equipment                        (533)          --         (491)
Other investing activities                                   --           --       (2,250)
                                                    -----------    ---------    ---------
Cash from (for) investing activities                     82,463      (51,227)      (7,674)
                                                    -----------    ---------    ---------
FINANCING ACTIVITIES:
Common share sales                                           --           --          430
Share and option repurchases                                 --           --       (3,978)
Intercompany loans                                      158,068           --        8,695
Equity put option premium payments                           --        9,834         (825)
Repayment of long term debt                              (2,049)        (526)          --
Preferred share dividends paid                           (4,922)      (6,563)      (6,563)
Common share dividends paid                            (264,000)      (7,500)      (1,500)
Capital contributions                                        --           --       27,301
                                                    -----------    ---------    ---------
Cash for financing activities                          (112,903)      (4,755)      23,560
                                                    -----------    ---------    ---------

Effect of exchange rate on cash                          16,278        7,733       17,738
Change in cash and cash equivalents                      62,281        3,279       51,739
Cash and cash equivalents,
  beginning of period                                   113,168      109,889       58,150
                                                    -----------    ---------    ---------
Cash and cash equivalents, end of period            $   175,449    $ 113,168    $ 109,889
                                                    ===========    =========    =========

The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
           Consolidated Statements of Changes in Shareholders' Equity (Amounts expressed in thousands of United States dollars except share data)
                  Years Ended December 31, 2002, 2001 and 2000

                                                                    2002         2001         2000
                                                                 ---------    ---------    ---------
Shareholders' equity, beginning of period                        $ 309,500    $ 379,916    $ 311,253
Preferred and common shares and
  and additional paid in capital:
Common shares sold under employee stock
  purchase plans                                                        --           --          247
Common shares issued on exercise of options
  and warrants                                                          --           --            8
Common shares issued under employee
  compensation plan                                                     --           --            7
Exercise of options to acquire shares in subsidiary                     --           --          105
Compensation recognized under employee plans                            --           --          243
Equity put option cost recognized, net of
  applicable minority interest                                          --           --         (630)
Minority interest change                                                --           --         (684)
Common share issued to acquire minority interest
  in subsidiary                                                         --           --       77,863
Acquisition costs                                                       --           --       (1,596)
Capital contribution from Trenwick Group Ltd.                       15,875                        --

Deferred compensation under share award plan:
Compensation deferred, net of applicable
  minority interest                                                     --           --          310
Compensation expense recognized, net of
  applicable minority interest                                          --           --          208
Acquisition of minority interest                                        --           --          (73)
Minority interest change                                                --           --            2

Retained earnings (deficit):
Net income (loss)                                                   85,509      (56,870)     (10,203)
Preferred share dividends declared                                  (6,563)      (6,563)      (6,563)
Common share dividends declared                                   (264,000)      (7,500)      (1,500)
Shares repurchased on exercise of share options                         --           --       (2,439)
Minority interest change                                                --           --         (176)

Accumulated other comprehensive income (loss):
Other comprehensive income (loss)                                   (5,384)         517       14,401
Acquisition of minority interest                                        --           --         (891)
Minority interest change                                                --           --           24
                                                                 ---------    ---------    ---------
Shareholders' equity, end of period                              $ 134,937    $ 309,500    $ 379,916
                                                                 =========    =========    =========

The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
                   Notes to Consolidated Financial Statements
  (Amounts expressed in thousands of United States dollars except share and per share data)
                  Years Ended December 31, 2002, 2001 and 2000

Note 1 Organization and Basis of Presentation

      Organization

      LaSalle Re Holdings Limited (the "Company") was incorporated on September 20, 1995 under the laws of Bermuda to act as an investment holding company. LaSalle Re Limited ("LaSalle Re") was incorporated on October 26, 1993 under the laws of Bermuda and commenced operations on November 22, 1993. LaSalle Re is licensed under the Insurance Act, 1978 as amended by the Insurance Amendment Act, 1995 of Bermuda to write insurance business and operates as a multi-line reinsurance company, with emphasis on property catastrophe business. Effective April 1, 2002, LaSalle Re was placed into runoff. See Note 3.

      On August 26, 1994, LaSalle Re incorporated a subsidiary company in the United Kingdom to act as a representative office for the Company. In addition, on June 11, 1996, LaSalle Re incorporated a subsidiary company in Bermuda to provide capital support to selected Lloyd's syndicates. Following the Trenwick/LaSalle business combination, the Company closed its UK representative office and ceased to actively participate as a corporate member in Lloyd's.

      On September 27, 2000, the Company completed a business combination with Trenwick Group Ltd. ("Trenwick") and Trenwick Group Inc. Under the terms of the business combination, the common shareholders of the Company, Trenwick, Trenwick Group Inc., and the minority shareholders of LaSalle Re exchanged their shares on a one-for-one basis for shares in Trenwick. Following this transaction, the Company became a wholly owned subsidiary of Trenwick.

      On December 10, 2002, Trenwick contributed the capital stock of Oak Dedicated Limited, Oak Dedicated Two Limited and Oak Dedicated Three Limited (collectively called the "Oak Entities") to the Company. In connection with its contribution of the capital stock of the Oak Entities to the Company in December 2002, Trenwick agreed to forgive $127,698 of indebtedness due from the Oak Entities, which was recorded as other income. Concurrent with the transaction, LaSalle Re contributed $81,638 to the Oak Entities. The Oak Entities participate in Lloyd's syndicates which are managed by Trenwick Managing Agents ("TMA"), a wholly owned subsidiary of Trenwick. As the Company and the Oak Entities were under common control, the contribution of the ownership from Trenwick was accounted for at historical cost, in a manner similar to a pooling of interests business combination, accordingly, the results of operations for the 2002, 2001 and 2000 years have been restated to reflect the combined operating results of the Company and the Oak Entities.

      Basis of presentation

      These financial statements include the accounts of the Company and its subsidiaries after elimination of significant inter-company accounts and transactions. Certain items in prior financial statements have been reclassified to conform to the current presentation.

      These financial statements were prepared in conformity with accounting principles that are generally accepted in the United States of America, sometimes referred to as U.S. GAAP. In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts may differ from these estimates.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the financial statements, Trenwick is required to collateralize, with cash or cash equivalents, 60% of the outstanding letters of credit under its senior credit facility by August 1, 2003. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit. The capital stock of the Company and LaSalle Re Limited has been pledged as collateral to the banks providing the letters of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      Monetary assets and liabilities denominated in currencies other than the U.S. dollar are translated at the rates of exchange at the balance sheet dates. The related revenues and expenses are translated at the exchange rates in effect at the date of the transaction. Transaction gains and losses on currencies other than the U.S. dollar are included in operations. The assets and liabilities of operations whose functional currency is other than the United States dollar are translated at the rates of exchange at the balance sheet dates. Revenues and expenses of these operations are translated at the average exchange rates during each period. The effects of these translation adjustments, net of applicable income taxes, are recorded as a cumulative translation adjustment within other comprehensive income. Transaction gains and losses on currencies other than the United States dollar are included in operations. Disclosures included in the Notes to the Consolidated Financial Statements denominated in United Kingdom pounds sterling ((pound)) have been converted to United States dollars at various rates based upon various factors, including in some cases the date of the transaction described.

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

      The acquisition of the minority interest in LaSalle Re was accounted for as a purchase. Under the purchase basis of accounting, the purchase price ($77,207) was allocated to the identifiable assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition and recorded the over allocated excess ($12,196) as negative goodwill. Recent changes in accounting for negative goodwill and its accretion are described in Note 13.

Note 3 Sale of Property Catastrophe Business

      Effective April 1, 2002, the Company and Trenwick sold the in-force property catastrophe reinsurance business of its subsidiary, LaSalle Re to Endurance Specialty Insurance, Ltd. ("Endurance"). The sale was effected through a 100% quota share reinsurance agreement, with Endurance paying Trenwick a ceding commission of 25% and additional profit sharing of 50% if the losses do not exceed a loss ratio of 45%. In addition, Endurance will have the right to renew LaSalle's in-force business as it expires in exchange for a 12.5% commission on the business renewed. Included in the results for the year ended December 31, 2002 are $11,523 in ceding commissions earned on the quota share with Endurance accounted for as ceded acquisitions costs, as well as $6,012 in amortization of acquisition costs on the related assumed business.

      In connection with this transaction, the Company recorded the following non-recurring revenues and expenses during the year ended December 31, 2002:

            Minimum proceeds related to sale of renewal rights   $  8,000
            Accelerated amortization of reinsurance
                contracts not transferred in sale                 (20,949)
            Legal expenses and investment banking fees             (4,370)
            Severance and related expenses                         (2,814)
                                                                 --------
            Net loss on sale of LaSalle Re's in-force
               reinsurance business                              $(20,133)
                                                                 ========

Note 4 Transactions with Affiliates

      Subsequent to LaSalle Re being placed into runoff, Trenwick borrowed $258 million from LaSalle Re in June 2002. Of the funds borrowed, Trenwick used approximately $195 million to repay the outstanding term indebtedness under Trenwick's bank credit facility, which had been guaranteed by the Company, and utilized the remaining portion primarily for capital support of Trenwick's Lloyd's operations (including the Oak Entities, which became wholly owned subsidiaries of LaSalle Re effective December 10, 2002).

      As the Company had agreed to cease future competitive activities in connection with the Endurance transaction and did not have any plans to underwrite new insurance or reinsurance through LaSalle Re, Trenwick applied to the Bermuda Monetary Authority (the "BMA") in November 2002 to recharacterize the $258,000 loan as a special dividend since it would more appropriately reflect the status of the distribution. The Company has determined that the reduction in capital and surplus resulting from the special dividend would not cause LaSalle Re to fall below the minimum statutory capital and surplus of $100 million which is required of a Class 4 insurer. In connection with this request, the BMA and LaSalle Re agreed that LaSalle's Certificate of Registration be endorsed to restrict LaSalle Re's license so that it can no longer write any insurance without the prior written consent of the BMA. The Company has accounted for this distribution as a dividend in the accompanying Consolidated Financial Statements.

      In 2000, Trenwick borrowed $75,000 from LaSalle Re. The proceeds of the loan were used primarily for capital support of Trenwick's Lloyd's operations and for general corporate purposes. The BMA recently confirmed to the Company that it will allow LaSalle Re's existing $75,000 loan to Trenwick, plus accrued interest, to continue to be recorded as an admitted asset on LaSalle Re's statutory balance sheet. LaSalle Re's statutory capital and surplus is estimated to be $133,105, which is above the $100,000 minimum required as a Class 4 insurer in Bermuda. In light of Trenwick's current financial condition, there is significant uncertainty as to whether Trenwick will be able, financially, to pay principal or interest on this loan. Should the loan and related interest and other related intercompany receivables be determined to not be realizable because of future uncertainties of Trenwick's financial condition, LaSalle Re could fall below the minimum required statutory capital and surplus amount of $100,000. The Company is required by Trenwick's credit agreement (referred to below) to use its best efforts to obtain a reduction in LaSalle Re's insurance license classification from the BMA. LaSalle Re has notified the BMA that it intends to file with the BMA an application during 2003 for a reduction in class from a Class 4 insurer to a Class 3 insurer, which could reduce the statutory capital and surplus requirement to $29,405 million if applied to its December 31, 2002 statutory balance sheet. There are no assurances that such an application would be approved by the BMA, or, if approved, that the BMA would not impose more restrictive capital and surplus and other financial requirements on LaSalle Re than those generally established for Class 3 insurers.

      During the years ended December 31, 2001 and 2000, the Company purchased $10,700 and $13,000 par value, respectively, of Trenwick Capital Trust I Preferred Stock for $8,500 and $9,900, respectively. The Trenwick Capital Trust I Preferred Stock matures in 2037 and provides preferential cumulative semi-annual cash distributions at an annual rate of 8.82% which are guaranteed by Trenwick America Corporation, within certain limits, as to distribution payments and liquidation or redemption payments. In November 2002, Trenwick suspended the dividend payment on these securities. The market value of these investments was $2,365 at December 31, 2002 and are included in the Company's debt securities held for investment. In accordance with the Company's investment accounting policy, the Company determined that this investment suffered an impairment of value that is considered to be other than temporary and therefore the difference between amortized cost and market value is included in the accompanying 2002 Consolidated Statement of Operations and Comprehensive Income as a realized loss of $16,000. No interest has been accrued on these securities since August 1, 2002, the date of the last dividend payment.

Note 5 Segment And Geographic Information

      Segment Information

      Prior to December 31, 2002, the Company conducted its business in two segments: worldwide property catastrophe reinsurance and Lloyd's syndicates through LaSalle Re Corporate Capital, both of which are now in runoff. Effective December 31, 2002, the Company conducts business through the Oak Entites which participate in Lloyd's Syndicate 839 (Refer to Note
      1). Since the acquisition was effective December 31, 2002, the Oak Entities are shown as Lloyd's syndicate- continuing in the business segment financial information in the table below. LaSalle Re Corporate Capital participated in Lloyd's Syndicate 839 during the years presented below and therefore those assets, revenues and net income are shown as part of Lloyd's syndicate- continuing. The worldwide property catastrophe reinsurance segment, which was formerly written in Bermuda, provided reinsurance for property catastrophe and for other lines of business, which have similar characteristics, namely high severity and low frequency. Effective April 1, 2002, the Company ceased underwriting property catastrophe reinsurance (Refer to Note 3).

      The following tables present business segment financial information for the Company at year end 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000:

          Total assets:                                    2002         2001
                                                       ----------   ----------
          Worldwide property catastrophe reinsurance   $  364,798   $  765,697
          Lloyd's syndicate- continuing                 1,731,106    1,137,827
          Lloyd's syndicates- runoff                       59,023       79,806
                                                       ----------   ----------
          Total assets                                 $2,154,927   $1,983,330
                                                       ==========   ==========

                                                          2002         2001         2000
                                                       ---------    ---------    ---------
          Total revenues:
          Worldwide property catastrophe reinsurance   $  44,840    $ 128,455    $ 120,349
          Lloyd's syndicate- continuing                  403,879      223,264      175,188
          Lloyd's syndicates- runoff                        (134)      11,396       21,611
                                                       ---------    ---------    ---------
          Total revenues                               $ 448,585    $ 363,115    $ 317,148
                                                       =========    =========    =========

          Net income (loss):
          Worldwide property catastrophe reinsurance   $  22,031    $    (593)   $  31,639
          Lloyd's syndicate- continuing                   66,628      (48,982)     (24,194)
          Lloyd's syndicates- runoff                      (3,150)      (7,295)     (17,648)
                                                       ---------    ---------    ---------
          Net income (loss)                            $  85,509    $ (56,870)   $ (10,203)
                                                       =========    =========    =========

      Geographic Information

      The following table presents the Company's gross premiums written allocated to the geographic region in which the risks originate:

                                                 2002       2001       2000
                                                --------   --------   --------
          Gross premiums written:
          United States                         $193,346   $158,596   $ 96,216
          United Kingdom                         143,716    187,009    177,478
          Europe, excluding United Kingdom        63,809     71,005     27,324
          Australia, New Zealand and Far East     25,887     20,764     16,084
          Worldwide                              110,140     84,918     95,140
                                                --------   --------   --------
          Gross premiums written                $536,898   $522,292   $412,242
                                                ========   ========   ========

Note 6 Underwriting Activities

      Premiums

      Premiums written are estimated based upon reports received from ceding companies. These estimates are adjusted when a contract contains a no claims bonus with a provision for the return premium recorded simultaneously with the written premium. In addition, estimates are reviewed with adjustments recorded in the period in which the actual amounts are determined. Reinstatement premiums are recognized at the time a loss occurs when coverage is reinstated. Premiums are earned on property catastrophe excess of loss contracts on a pro rata basis over the period the coverage is provided, which is generally 12 months. Under pro rata property catastrophe contracts, the risks underlying the contracts incept throughout the policy period and premiums generally are earned over an 18 month period. Premiums written are estimated for LaSalle Re Corporate Capital Ltd. from reports submitted to the Company by the syndicates. These premiums are earned in accordance with the related underlying risk attachment periods, which average between 18-24 months. Reinstatement premiums are earned over the remaining life of the contract. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of the policies in-force.

      The components of premiums written and earned are as follows:

                                        2002         2001         2000
          Direct premiums written    $ 417,021    $ 376,760    $ 282,079
          Assumed premiums written     119,877      145,532      130,163
          Ceded premiums written      (266,884)    (202,654)    (118,508)
                                     ---------    ---------    ---------
          Net premiums written         270,014    $ 319,638    $ 293,734
                                     =========    =========    =========

          Direct premiums earned     $ 381,763    $ 331,479    $ 250,477
          Assumed premiums earned      135,820      150,524      140,129
          Ceded premiums earned       (226,294)    (179,014)    (118,910)
                                     ---------    ---------    ---------
          Net premiums earned        $ 291,289    $ 302,989    $ 271,696
                                     =========    =========    =========

      Policy Acquisition Costs

      Policy acquisition costs primarily consist of commissions and brokerage expenses incurred at policy or contract issue date. These costs vary with and are primarily related to the acquisition of business. Policy acquisition costs are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are periodically reviewed to determine that they do not exceed recoverable amounts after allowing for anticipated investment income.

      The components of policy acquisition costs are as follows:

                                           2002         2001         2000
                                         --------    ---------    ---------
          Gross policy acquisition
            costs deferred               $ 51,867    $ 100,658    $ 103,813
          Ceded policy acquisition
            costs deferred                (21,300)        (114)        (963)
                                         --------    ---------    ---------
          Net policy acquisition costs
            deferred                       30,567    $ 100,544    $ 102,850
                                         ========    =========    =========

          Policy acquisition costs
            expensed                     $ 72,173    $  97,376    $  76,058
                                         ========    =========    =========

      Claims and Claims Expenses

      Claims and claims expenses are recorded as incurred, at management's best estimate, so as to match claims and claims expense costs with premiums over the contract periods. The amount provided for unpaid claims and claims expenses consists of any unpaid reported claims and claims expenses and estimates for incurred but not reported claims and claims expenses, net of salvage and subrogation. The estimates for claims and claims expenses incurred but not reported are developed based on industry information, contract reviews, historical claims and claims expense experience and an actuarial evaluation of expected claims and claims expense experience. Any adjustments to these estimates are reflected in income when known. The amount included as claims incurred in respect of business written by the Oak Entities and LaSalle Re Corporate Capital Ltd. is derived from an analysis of expected loss ratios.

      Given the inherent nature of major catastrophic events, considerable uncertainty underlies the assumptions and associated estimated reserves for claims and claims expenses. These estimates are reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in results of operations in the period in which they are determined and account for as changes in estimates. Due to the inherent uncertainty in estimating the liability for claims and claims expenses, there can be no assurance that the ultimate liability will not exceed recorded amounts, with a resulting material effect on the Company. Based on the current information available used in estimating the liability, management believes that the Company's recorded amount is adequate to meet its future obligations.

      The components of net claims and claims expenses incurred are as follows:

                                                     2002         2001         2000
                                                  ---------    ---------    ---------
      Gross claims and claims expenses incurred   $ 285,616    $ 768,329    $ 355,776
      Ceded claims and claims expenses incurred    (107,396)    (462,768)    (136,771)
                                                  ---------    ---------    ---------
      Net claims and claims expenses incurred     $ 178,220    $ 305,560    $ 219,005
                                                  =========    =========    =========

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

                                                           2002           2001         2000
                                                       -----------    -----------    ---------
      Net unpaid claims and claims expenses,
        beginning of period                            $   528,723    $   412,381    $ 374,347
                                                       -----------    -----------    ---------

      Net unpaid claims and claims expenses
        of Lloyd's syndicates ownership acquired            65,591             --           --
                                                       -----------    -----------    ---------

      Provision, net of reinsurance recoverable:
        Claims incurred in the current period              145,126        295,639      191,839
        Claims incurred prior to the current period         33,094          9,921       27,166
                                                       -----------    -----------    ---------
        Total provision                                    178,220        305,560      219,005
                                                       -----------    -----------    ---------

      Payments, net of reinsurance:
         Claims incurred in the current period             (16,300)       (38,417)     (19,540)
         Claims incurred prior to the current period      (263,775)      (171,061)    (131,121)
                                                       -----------    -----------    ---------
         Total payments                                   (280,075)      (209,478)    (150,661)
      Foreign currency translation adjustment
        to net unpaid claims and
        claims expenses                                     62,465         20,259      (30,309)
                                                       -----------    -----------    ---------

      End of period:
        Net unpaid claims and claims expenses              554,924        528,722      412,381
        Reinsurance recoverable on unpaid
         claims and claims expenses                        912,974        649,745      256,352
                                                       -----------    -----------    ---------
        Gross unpaid claims and
         claims expenses                               $ 1,467,898    $ 1,178,467    $ 668,734
                                                       ===========    ===========    =========

      Unpaid claims and claims expense at year end 2002 of $1,475,821 include amounts approved for payment but unpaid at year end 2002 of $7,923. These amounts are reflected in the above table as payments within the period when approved. The amount in the above table reflected as net unpaid claims and claims expenses of Lloyd's syndicates ownership acquired represents the reinsurance liabilities incurred to close out prior years of accounts on syndicates for which the Oak Entities provided a greater percentage of capital in 2002 than 2001.

      The provision for claims incurred prior to the current period recorded during 2002 of $33,094 included a reduction of expense of $5,804 related to the Company's reassessment of reserve levels in connection with extensive work performed by both internal actuaries and independent actuarial consultants in all of the Company's businesses. Additionally, the 2002 provision for claims incurred prior to the current period included $21,508 related to the September 11, 2001 terrorist attacks. This increase was recorded following an independent actuarial review of Trenwick exposure to the events and also was based on additional losses reported by ceding companies.

      The increase in the Company's incurred claims for 2001 was primarily the result of losses relating to the September 11, 2001 terrorist attacks. There was minimal prior year development on a net basis in 2001. Adverse development associated with Lloyd's syndicates segment was off set by favorable development on catastrophic large losses which occurred prior to 2001.

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

      Inflation

      Inflation raises the cost of economic losses and non-economic damages covered by insurance contracts and therefore is a factor in determining effective rates of reinsurance and the appropriateness of reserves. The methods used to estimate individual case reserves and reserves for claims incurred but not yet reported implicitly incorporate the effects of inflation in the projection of ultimate losses. Due to the inherent uncertainties of estimating unpaid claims and claims expenses, actual claims and claims expenses may deviate, perhaps substantially, from estimates reflected in these financial statements. Management believes that its claim estimation methods are reasonable and prudent and that its unpaid claims and claims expenses at year end 2002 are adequate.

      Reinsurance

      Reinsurance and retrocessional agreements are entered into to reduce our exposure on large catastrophic losses. Reinsurance premiums are expensed on a pro-rata basis over the period the coverage is provided. Reinsurance contracts, which do not meet insurance accounting risk transfer requirements are classified as deposits. These deposits are treated as financing transactions and interest income or interest expense is credited or charged to them according to contract terms. Reinstatement premiums on certain reinsurance and retrocessional agreements are paid when a catastrophic event occurs to reinstate coverage over the remaining life of the contract.

      Effective April 1, 2002, the Company and Trenwick sold the in-force business of LaSalle Re to Endurance effected by a quota share reinsurance contract. Refer to Note 3.

      In 2002, LaSalle Re purchased two excess of loss programs which provided coverage of $20,000 in excess of the first $30,000 of losses per occurrence and $5,000 in excess of the first $50,000 of losses per occurrence both of which, as of April 1, 2002, were retroceded to Endurance as part of the sale of LaSalle's in-force reinsurance business. A third excess of loss program which provided coverage of $25,000 in excess of the first $100,000 of losses per occurrence for a four year period with a yearly limit of $50,000 and a contract aggregate limit of $150,000 was commuted by LaSalle Re in December 2002.

      In 2001, the Company purchased three excess of loss programs which provided coverage of $20,000 in excess of the first $30,000 of losses per occurrence, and $5,000 in excess of the first $50,000 of losses per occurrence and $25,000 in excess of the first $75,000 of losses per occurrence.

      Reinsurance recoverable balances

      The components of reinsurance recoverable balances at year end 2002 and 2001 are as follows:

                                            2002       2001
                                          --------   --------

      Paid claims                         $102,644   $ 38,807
      Unpaid claims and claims expenses    810,330    610,938
                                          --------   --------
      Reinsurance recoverable balances    $912,974   $649,745
                                          ========   ========

      All of the paid claims recoverable and $770,328 and $553,759 of the unpaid claims and claims expenses at year end 2002 and 2001, respectively, related to the Oak Entities.

      The allowance for doubtful accounts on reinsurance recoverable balances at year end 2002 and 2001 was $52,588 and $26,541, respectively.

      Reinsurance agreements provide for recovery of a portion of certain claims and claims expenses from reinsurers. The Company remains liable in the event that the reinsurer is unable to meet its obligation.

Note 7 Investing Activities

      Debt Security Investments

      Debt securities have been classified as "available for sale" and are reported at estimated fair value using quoted market prices or broker dealer quotes.

      Fair value and amortized cost or cost of debt securities at year end 2002 and 2001 follow:

                                                             2002                  2001
                                                      -------------------   -------------------
                                                        Fair                 Fair
                                                       Value       Cost      Value       Cost
                                                      --------   --------   --------   --------
      U.S. and U.K. federal government securities,
         including agencies                           $341,530   $339,619   $145,444   $142,255
      Other foreign government securities               58,681     58,468     35,127     34,174
      Mortgage and other asset-backed securities        93,515     93,179    161,425    158,826
      Corporate and other debt securities               62,111     61,782    331,192    330,034
                                                      --------   --------   --------   --------
      Debt securities fair value and amortized cost   $555,837   $553,048   $673,188   $665,289
                                                      ========   ========   ========   ========

      Certain of the Company's investments are pledged as security for letters of credit. See Note 8.

      Gross unrealized gains and losses on debt securities at year end 2002 and 2001 follow:

                                                             2002                  2001
                                                      -------------------   -------------------
                                                       Gains      Losses     Gains      Losses
                                                      --------   --------   --------   --------
      U.S. and U.K. federal government
         securities, including agencies               $  2,005   $    (95)  $  3,798   $    (38)
      Other foreign government securities                  228        (14)       928         (4)
      Mortgage and other asset-backed securities           354        (18)     2,241        (41)
      Corporate and other debt securities                  361        (32)     7,680     (6,665)
                                                      --------   --------   --------   --------
      Debt securities gross gains and losses          $  2,948   $   (159)  $ 14,647   $ (6,748)
                                                      ========   ========   ========   ========

      The fair value and amortized cost for debt securities are shown below by contractual maturity periods, except mortgage-backed and asset-backed securities which are included based on expected maturity dates. Actual maturities will differ from contractual maturities because borrowers generally have the right to prepay obligations.

                                                          Amortized
                                              Fair Value     Cost
                                              ----------  ---------
      Due in one year or less                  $359,387   $359,354
      Due after one year through five years     170,365    168,211
      Due after five years through ten years     14,510     14,066
      Due after ten years                        11,575     11,417
                                               --------   --------
      Debt securities total maturities         $555,837   $553,048
                                               ========   ========

      Net Investment Income and Net Investment Gains (Losses)

      Investment income, consisting principally of interest, is recognized when earned, net of investment expenses. In computing interest income, premiums are amortized and discounts are accreted on debt securities utilizing the interest method. The amortization and accretion for mortgage-backed and other asset-backed securities is adjusted, when sufficient information exists to estimate the probability and timing of their prepayments, to the amount that would have existed had the new effective yield been applied since the acquisition of the security.

      The Company generally limits investments in debt securities that are rated below investment grade, as these investments are subject to a higher degree of credit risk than investment grade securities. The Company also monitors the creditworthiness of the portfolio, including below investment grade securities and writes down investments when fair values decline for reasons other than changes in interest rates or other perceived temporary conditions. Realized gains or losses on disposition of investments are determined on the basis of specific identification.

      Sources of net investment income follow:

                                             2002        2001        2000
                                           --------    --------    --------

      Debt securities interest             $ 31,382    $ 39,538    $ 37,409
      Cash and cash equivalents interest      3,679       4,614       7,546
      Intercompany investment income          4,350       4,688          --
      Other investment income                    17       2,548       2,805
                                           --------    --------    --------
      Gross investment income                39,428      51,388      47,760
      Other investment expenses                (951)       (942)     (1,078)
      Reserve for intercompany
        investment income                    (9,038)         --          --
                                           --------    --------    --------
      Net investment income                $ 29,439    $ 50,446    $ 46,681
                                           ========    ========    ========

      Net realized gains (losses) on sales of investments and their effect on net income follow:

                                                 2002        2001        2000
                                               --------    --------    --------

      Debt securities realized gains           $ 19,580    $  9,709    $    538
      Debt securities realized losses           (18,760)       (500)     (2,226)
                                               --------    --------    --------
      Net realized investment gains (losses)        820       9,209      (1,688)
      Applicable minority interest                   --          --        (450)
                                               --------    --------    --------
      Net realized investment gains (losses)
        included in net income (loss)          $    820    $  9,209    $ (1,238)
                                               ========    ========    ========

      The Company did not write down the value of any securities during the 2002, 2001 and 2000 years, as any declines were viewed to be temporary.

      Net Unrealized Investment Gains (Losses)

      Unrealized investment gains (losses) are calculated as the difference between recorded values (fair value) and amortized cost or cost. Net unrealized investment gains and losses, are net of applicable deferred income taxes are included in shareholders' equity as accumulated other comprehensive income.

      Net unrealized gains (losses) on investments and their effect on other comprehensive income (loss) follow:

                                                          2002        2001        2000
                                                        --------    --------    --------
      Debt securities net gains (losses)                $ (4,290)   $  8,266    $ 12,197
      Applicable minority interest                            --          --         966
                                                        --------    --------    --------
      Net investment gains (losses) included in
        comprehensive income                              (4,290)      8,266      13,163
      Less net realized investment gains (losses)
        included in net income (loss)                        820       9,209      (1,238)
                                                        --------    --------    --------
      Net unrealized investment gains (losses)
        included in other comprehensive income (loss)   $ (5,110)   $   (943)   $ 14,401
                                                        ========    ========    ========

Note 8 Financing Activities

      Letters of Credit

      As of December 31, 2002, the Company is a party to $261,727 in letters of credit outstanding. This amount includes $170,698 in letters of credit outstanding to provide support for the participation in certain Lloyd's syndicates, of which $156,751 is outstanding under Trenwick's senior credit facility, which is guaranteed by the Company. The remaining balance is outstanding primarily under a secured letter of credit facility totaling $91,029 at December 31, 2002 issued in favor of ceding insurance companies to secure LaSalle Re's obligations under various reinsurance contracts. At year end 2002, LaSalle Re had pledged $120,722 of debt securities as collateral for its letters of credit of the letters of credit outstanding relates primarily to the United States business formerly written by LaSalle Re.

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

      Share Capital

      At year end 2002, the authorized share capital of the Company was 100,000,000 shares, par value $1.00 per share, which includes both preferred and common shares. At year end 2002 and 2001, the Company had 3,000,000 Series A preferred shares and 20,432,043 common shares fully paid, issued and outstanding.

      The preferred shares have a par value of $1.00 per share and are entitled to a liquidation preference of $25.00 per share ($75,000 aggregate). Under certain circumstances, the preferred shares may be redeemed in whole at a redemption price of $26.00 per share ($78,000 aggregate). Dividends on the preferred shares, are cumulative at 8.75% of the liquidation preference per annum ($2.1875 per share). On or after March 27, 2007, the preferred shares may be redeemed, in whole or in part, at a redemption price of $25.00 per share. Prior thereto, under certain circumstances, the preferred shares may be redeemed in whole at a redemption price of $26.00 per share ($78,000 aggregate). The payment of dividends on Company's preferred shares was suspended effective November 29, 2002. Accrued dividends of $1,641 are included in other liabilities in the Company's 2002 Consolidated Balance Sheet.

      Shareholder stock options

      Prior to the Trenwick/LaSalle business combination, the Company had issued options to purchase common shares to certain shareholders and their affiliates and LaSalle Re had issued options to purchase exchangeable non-voting shares. These options became exercisable on October 1, 1996 and were exercisable until November 22, 2003. As the options were granted to certain of the founding shareholders and their affiliates as an inducement to purchase stock in LaSalle Re, no compensation expense has been recorded in connection with the options.

      During 2000, a total number of 27,270 options to purchase exchangeable non-voting shares were exercised for cash and 81,308 in cashless transactions resulting in the issuance of 80,678 common shares. In addition 454,500 exchangeable non-voting shares were repurchased at a value of $6.89. There were no outstanding options at year end 2000.

      Catastrophe Equity Put

      The Company entered into a multi-year catastrophe equity put in July 1997, which was renewed through December 2000. The catastrophe equity put enabled the Company to exercise an option to raise equity through the insurance of convertible preferred shares at pre-negotiated terms, in the event of a major catastrophe or series of large catastrophes that caused substantial losses to the Company or its subsidiaries. On September 27, 2000, Trenwick assumed the benefits and obligations of the Company under the $100,000 catastrophe equity put option. The catastrophe put option was amended and restated as of January 1, 2001 and amended as of January 25, 2002. As amended, the catastrophe equity put enabled Trenwick to raise up to $55,000 of equity, through the issue of convertible preferred shares to European Reinsurance Company of Zurich ("European Re"), a subsidiary of Swiss Reinsurance Company, in the event there was a qualifying catastrophic event or events occurring prior to January 1, 2002.

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

      These factors adjust upward by 0.25% on the third anniversary if the securities are still unrated, and upward by 0.50% on the fifth anniversary if they are still unrated. Also, if the Standard & Poor's rating is below "BBB-" on the fifth anniversary, the factors adjust upward by an additional 0.50%. The maximum adjustment based upon these circumstances is 0.75%. At December 31, 2002, the Series B Shares were rated "D" by Standard & Poor's.

      The Series B Shares are convertible into common shares of Trenwick after five years or upon the occurrence of certain "special conversion events" at the greater of book value or the average thirty-day trading price of the common shares. Special conversion events are either the occurrence of a change in control without the written consent of the registered holders of more than 50% of the Series B Shares outstanding ("Change in Control Conversion Event"), or the failure of Trenwick to maintain a GAAP net worth as defined under the terms of the agreement equal to at least $225,000 for a period of more than sixty days ("Net Worth Conversion Event"). On February 20, 2003, Trenwick notified European Re that its GAAP net worth at December 31, 2002 was less than $225,000. The GAAP net worth of Trenwick remained below $225,000 through April 21, 2003 and a Net Worth Conversion Event occurred on such date. As a result, European Re may convert its Series B Shares into common shares of Trenwick upon no less than 60 trading days notice. European Re has not delivered to Trenwick such a notice of conversion. The conversion price of the Series B shares is the greater of 1) the liquidity factor times the average thirty day stock price preceding the conversion date, 2) the liquidity factor times book value per common share or 3) par value of a common share. The liquidity factor will be calculated as an amount equal to 0.8 if the conversion occurs within 60 days after a Change in Control Conversion Event or 1.0 if the conversion does not occur within 60 days after the occurrence of a Change in Control Conversion Event.

      Trenwick has the option to redeem the Series B Shares after the first anniversary of the issuance at the liquidation preference of $1.00 per share plus an early redemption premium of $2.00 per share if redeemed before the second anniversary, or $1.00 per share if redeemed between the second and third anniversary.

      The maximum number of Trenwick common shares that could be required to be issued upon conversion of the Series B Shares is 550,000,000 which would occur when both the book value of common stock and the average thirty-day trading price of the common shares were less than or equal to $0.10 per share. Trenwick currently has the authority to issue up to 150,000,000 preferred and common shares without prior authorization from the shareholders and the Board of Directors. Trenwick, therefore does not currently have the ability to control settlement of the Series B Shares and has therefore recorded them as temporary equity in Trenwick's balance sheet. As of December 31, 2002, the Series B shares would be settled with 12,188,756 common shares upon conversion. The following table details how changes in the price of Trenwick's common shares or changes in book value would affect the settlement amounts:

            Average market value of
                 common shares
                                                         Book value per share
           --------------------------  ----------------------------------------------------------
                                       $0.10-$0.50    $0.51-$1.00    $1.01-$2.00   $2.01-$5.00
                                       -----------    -----------    -----------   -----------
                  $0.10-$0.50           550 - 110       108 - 55       54 - 28       27 - 11
                  $0.51-$1.00           108 - 55        108 - 55       54 - 28       27 - 11
                  $1.01-$2.00            54 - 28         54 - 28       54 - 28       27 - 11
                  $2.01-$5.00            27 - 11         27 - 11       27 - 11       27 - 11
                                               Range of shares issuable upon conversion
                                                             (in millions)

Note 9 Income Taxation

      Income taxes are provided based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. Income taxes are allocated to operations, other comprehensive income and shareholders' equity, as applicable.

      Current income tax assets and liabilities are provided for estimated income taxes refundable or payable based on the current year's income tax return. Deferred income tax assets and liabilities are recognized for the estimated future income tax effects of temporary differences and carryforwards. Temporary differences are the differences between the financial statement carrying amounts of assets and liabilities and their tax bases, as well as the timing of income or expense recognition for financial reporting and tax purposes of items not related to assets and liabilities. Valuation allowances are established to reduce the carrying amount of deferred income tax assets, if necessary, to amounts that are more likely than not to be realized. Trenwick periodically reviews the adequacy of these valuation allowances and records any changes in allowances through earnings.

      The Company is incorporated under the laws of Bermuda and is subject to Bermuda law with respect to taxation. Under current Bermuda law, it is not required to pay any income or capital gains taxes in Bermuda. Furthermore, it has received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains taxes being imposed, they will be exempt from those taxes until 2016.

      Other than with respect to the Company's U.K. subsidiaries engaged in the Lloyd's business, the Company does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to United States income taxes.

      The Company's U.K. subsidiaries are corporate members of Lloyd's. Pursuant to a Closing Agreement between Lloyd's and the United States Internal Revenue Service, the corporate names will be treated as engaged in business in the United States and are subject to United States corporate income tax on its net income from U.S. sources. The Company's U.K. subsidiaries are also subject to U.K. corporation tax, with the assessment made at the end of thirty-six months.

      In evaluating the realizability of the Company's net deferred tax asset during 2002, management concluded that the Company's current circumstances do not support a position that it is more likely than not that it will be able to realize these future tax benefits. Accordingly, the Company established a full valuation allowance on its net deferred tax asset as of year-end 2002. The Company will periodically review the sufficiency of its valuation allowance and record any future changes in allowances through earnings.

      Income (loss) before income taxes and the provision for income taxes by jurisdiction and by allocation between current and deferred for the years ended 2002, 2001 and 2000 follow:

                                                       2002       2001        2000
                                                     --------   --------    --------
      Income (loss) before income taxes and
         cumulative effect of change in accounting
         principle by jurisdiction:
      Bermuda                                        $ 10,442   $   (593)   $ 34,117
      United Kingdom                                  107,794    (75,830)    (55,023)
                                                     --------   --------    --------
      Total                                          $118,236   $(76,423)   $(20,906)
                                                     ========   ========    ========

      Income taxes by jurisdiction:
      U.K. federal income tax expense (benefit)      $ 44,313   $(19,553)   $(10,703)
      Other income tax expense (benefit)                   --         --          --
                                                     --------   --------    --------


      Total                                          $ 44,313   $(19,553)   $(10,703)
                                                     ========   ========    ========

      Current and deferred income taxes:
      Current income tax expense (benefit)           $     --   $     --    $     --
      Deferred income tax expense (benefit)            44,313    (19,553)    (10,703)
                                                     --------   --------    --------
      Total income tax expense (benefit)             $ 44,313   $(19,553)   $(10,703)
                                                     ========   ========    ========

      For jurisdictions other than the U.K., there are no significant differences between the effective tax rates for each jurisdiction and the applicable statutory tax rates.

      For the 2002, 2001 and 2000 years, the U.K. effective tax rate of 40.86%, 25.78% and 19.75% respectively, differs from the statutory tax rate of 30% as follows:

                                                              2002        2001        2000
                                                           ---------    --------    --------
      Income (loss) before U.K. income taxes               $ 107,794    $(75,830)   $(55,023)
                                                           ---------    --------    --------
      Income tax expense (benefit) at 30% statutory rate   $  32,338    $(22,749)   $(16,507)
      Valuation allowance                                     50,088       3,195       3,004
      Non-taxable loan forgiveness                           (38,309)         --          --
      Other UK corporate tax expenses                            196           1       2,800
                                                           ---------    --------    --------
      Total U.K. income tax expense (benefit)              $  44,313    $(19,553)   $(10,703)
                                                           =========    ========    ========

      At December 31, 2002, the Company's U.K. subsidiaries had net operating loss carryforwards as a result of underwriting losses. These losses were generated from both the Lloyd's members open and closed years of accounts. The trading losses that have been declared by the Lloyd's members, including closed years of accounts through 1999, amount to approximately $143,950 and may be carried forward indefinitely to offset future profits of the specific U.K. company that generated the loss. The remaining U.K. net operating loss carryforwards from the open years of account have been determined on an accrual basis and will not be finalized until the close of the underwriting year of account. At December 31, 2002, these losses totaled $8,385.

      As of April 2000, it became legally possible to group the current year profits and losses of U.K. companies that have a common worldwide parent. Pursuant to this legislation, the Company's U.K. subsidiaries may group its profits and losses along with other affiliates that are owned by Trenwick. In addition, new legislation was introduced effective for tax years beginning on or after January 1, 2000, which permits Lloyd's members to disclaim technical reserves for tax purposes. The new legislation also provides a calculation whereby additional receipts or expense may be included in taxable income depending upon the payout of claims relative to the reserves taken into account for tax purposes within a margin of error. Management has reviewed the new legislation and during 2002 amended its 2000 U.K. returns and elected to disclaim a portion of its technical reserves. Each year, management will re-evaluate the appropriateness of the amount of disclaimed reserves. At December 31, 2002, disclaimed technical reserves for the 2002 tax year were estimated at $12,777. Disclaimed loss reserves are temporary differences that represent future tax deductions. Deferred income tax assets (liabilities) attributable to temporary differences at December 31, 2002 and 2001, respectively, follow:

                                                           2002        2001
                                                         --------    --------
      Deferred income tax assets:
      Disclaimed loss reserves                           $  3,833    $     --
      Net operating loss carryforwards                     43,185      43,864
      Losses not yet realized for tax purposes              2,516         558
      Other deferred tax assets                             6,753       6,257
                                                         --------    --------
      Deferred tax asset, gross of valuation allowance   $ 56,287    $ 50,679
      Valuation allowance                                 (56,287)     (6,199)
                                                         --------    --------
      Deferred tax asset, net of valuation allowance     $     --    $ 44,480
                                                         --------    --------

      Deferred income tax liabilities:
      Unrealized investment gains                        $     --    $     --
      Other deferred tax liabilities                           --         167
                                                         --------    --------
      Gross deferred income tax liabilities                    --         167
                                                         --------    --------
      Net deferred income tax asset                      $     --    $ 44,313
                                                         ========    ========

Note 10 Employee Benefits and Compensation Arrangements

      Retirement Plans

      The Company recognizes expenses for employee retirement plans as they are incurred.

      The Company has a defined contribution plan for its full-time employees in Bermuda; the plan is administered by an independent life insurance company. The Company contributes 10% of an eligible employee's total compensation to the plan; employee contributions can be made to the plan subject to a maximum of 10% of the employee's total compensation. On May 16, 2002, the date of the closing of the sale of LaSalle's in-force business to Endurance, substantially all employees were transferred to Endurance. The transferred employees vested 100% on the date of the sale and are eligible to withdraw all funds due them under the plan in accordance with Bermuda law. Expense applicable to the Oak Entities is an allocation from TMA.

      The Company's expenses for employee retirement plans for the years ended 2002, 2001 and 2000 were $2,161, $1,257, and $1,374, respectively.

Note 11 Earnings Per Share Common Share

      As of September 27, 2000, the Company became a wholly owned subsidiary of Trenwick. As the Company no longer has publicly held common shares, it no longer presents earnings per common share.

Note 12 Insurance Regulation

      LaSalle Re and LaSalle Re Capital are regulated by the Insurance Act 1978 of Bermuda and related regulations (the "Insurance Act"), which provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Minister of Finance. Under the Insurance Act, insurance business includes reinsurance business. The Minister of Finance, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister of Finance is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The continued registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister of Finance may impose from time to time. An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the Bermuda Monetary Authority ("BMA") on matters connected with the discharge of the BMA's functions. Sub-committees of the Insurance Advisory Committee supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures. The day-to-day supervision of insurers is the responsibility of the BMA.

      LaSalle Re, the Company's insurance subsidiary, is subject to Bermuda insurance regulations, which mandate minimum solvency margins and liquidity ratios. As a Class 4 Insurer, LaSalle Re must maintain a minimum statutory capital and surplus level of the greater of $100,000, 50% of net premiums written ($2,262 for 2002), or 15% of net loss reserves ($29,405 at year end 2002). In addition, Bermuda insurance regulations restrict the payment of dividends from retained earnings or additional paid-in-capital which exceed certain thresholds without prior approval from the Bermuda Minister of Finance. At December 31, 2002, LaSalle Re had negative retained earnings and is therefore precluded from paying dividends. Statutory capital and surplus of LaSalle Re was $133,105 and $430,463 at year end 2002 and 2001, respectively; statutory net income (loss) was $(36,059), $(13,757) and $9,992 for the years ended December 31, 2002 and
      2001, and for the fifteen months ended December 31, 2000, respectively.

      The Insurance Act also imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Although LaSalle Re Corporate Capital Ltd. is governed by the Insurance Act, it is exempted from complying with most of the filings required to be made by insurance companies by section 57 of the Insurance Act.

      See Note 4 for a discussion of the Company's and Trenwick's recent discussions with the BMA concerning recent affiliate transactions and the restriction on LaSalle Re's license such that it can no longer write any insurance without the prior written consent of the BMA.

      U.K. Regulation

      The Company's subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business, including Bermuda and the United Kingdom. These regulations vary from jurisdiction to durisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating the Company's financial integrity and solvency in its business transactions and operations. Many of the insurance statutes and regulations applicable to the Company's subsidiaries relate to reporting and enable regulators to closely monitor the Company's performance. Typical required reports include information concerning the Company's capital structure, ownership, financial condition, and general business operations. Under the applicable U.K. laws, the Oak Entities may make distributions only from accumulated realized profits, net of accumulated realized losses.

Note 13 Negative Goodwill

      Negative goodwill represents the unamortized excess of the fair value over the purchase price of identifiable net assets of acquired entities. Through the 2001 year, negative goodwill was accreted on a straight-line basis over twenty-five years.

      Effective January 1, 2002, the Company adopted a new Financial Accounting Standards Board statement which amended the accounting for goodwill and other intangible assets. This new statement suspended systematic goodwill amortization and its implementation resulted in crediting negative goodwill of $11,586 to operations as of January 1, 2002 as a cumulative effect of an accounting change.

      The following table presents the pro forma effect on net loss and loss per common share for the years ended December 31, 2001 and 2000 had this accounting standard been effective January 1, 2000 as compared to net loss available to common shareholders and loss per common share for the year ended December 31, 2002.

                                                  2002      2001        2000
                                                -------   --------    --------
      Net income (loss) available to
      common shareholders:
      Reported net income (loss) available
        to common shareholders                  $78,946   $(63,433)   $(16,766)
        Less goodwill accretion                      --        488         122
      Cumulative effect of change
        in accounting for goodwill               11,586         --
      Adjusted net income (loss) available to   -------   --------    --------
        common shareholders                     $67,360   $(63,921)   $(16,888)
                                                =======   ========    ========

Note 14 Fair Value of Financial Instruments

      The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. Fair values are estimated based upon quoted market prices or broker dealer quotes and these estimates may vary in the near term.

      Fair value disclosures with respect to debt securities are detailed in
      Note 7 to the financial statements. The fair value of other financial instruments, principally cash and cash equivalents, reinsurance balances receivable, accrued investment income, promissory note receivable and other liabilities, approximates their recorded value due to the short term nature of the balances.

Note 15 Commitments, Contingencies, Concentrations and Related-Party
Transactions

      Commitments

      The Company no longer leases office space in Bermuda. The Company uses office space leased by Trenwick and is charged by Trenwick for the space used. The Oak Entities are allocated rental expense from TMA based on the administrative services agreement between the Oak Entities and TMA.

      Total office rent expense for the years 2002, 2001 and 2000 years was $327, $791 and $838 respectively.

      Contingencies

      Concurrently with the business combination involving the Company and Trenwick Group Inc. in September of 2000, Trenwick America Corporation ("Trenwick America") and Trenwick Holdings Limited ("Trenwick Holdings"), Trenwick's U.S. and U.K. holding companies, entered into an amended and restated $490 million credit agreement with various lending institutions (the "Banks"), which was guaranteed by the Company. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid in full on June 17, 2002. Additionally, on December 24, 2002, the credit agreement was amended to reduce the letter of credit facility, which is utilized by Trenwick to support its underwriting operations at Lloyd's, to the currently outstanding $182.5 million. The letter of credit facility is scheduled to terminate on December 31, 2003, although the letters of credit issued pursuant to the facility will not expire until December 31, 2006.

      Pursuant to a guaranty agreement entered into concurrently with the credit agreement, the Company has guaranteed the obligations of Trenwick America and Trenwick Holdings under the credit agreement. In April of 2002, Trenwick pledged the capital stock of the Company, and the Company and Trenwick pledged the capital stock of LaSalle Re as collateral to the

      Banks. In December of 2002, Trenwick agreed to provide the Banks additional security interests as described below.

      On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick's operating subsidiaries below A-. The lowered A.M. Best Company ratings constituted an event of default under Trenwick's credit agreement. In addition, increases in Trenwick's reserves for unpaid claims and claims expenses and the establishment of a deferred tax asset reserve related to its United States subsidiaries in the third quarter of 2002 resulted in Trenwick violating the financial covenants in the credit agreement requiring Trenwick to maintain a minimum tangible net worth and minimum risk-based capital. On November 13, 2002, Trenwick, its subsidiaries (including the Company) and the Banks executed a forbearance agreement with respect to the events of default arising from Trenwick's lowered A.M. Best Company ratings and financial covenant violations.

      Subsequently, an amendment and waiver of default under the credit agreement and amendment to the guaranty agreement were entered into on December 24, 2002 (the "December Amendments"). The December Amendments extended the letter of credit facility through December 31, 2003 to support Trenwick's underwriting operation at Lloyd's for the 2003 year of account. To those Banks extending their letters of credit, Trenwick agreed to pay a 5% per annum cash letter of credit fee, issue pay-in-kind notes bearing interest at LIBOR plus 2.5% per annum to evidence an additional 3.16% per annum letter of credit fee, issue warrants equal to 10% of Trenwick's fully diluted equity capital, and pay 15% of the profits earned by Trenwick's Lloyd's operations, including that of the Oak Entities, for the 2002 and 2003 Lloyd's years of account. In addition, Trenwick, Trenwick America and Trenwick Holdings agreed to provide the Banks a security interest in, and the assets and property of, their direct and indirect subsidiaries (including the Company) as additional collateral for the Banks, and to cause the subsidiaries (including the Company) to provide a guaranty to the Banks, subject to applicable laws and regulations and existing contractual rights.

      The December Amendments also prohibit Trenwick and its subsidiaries from declaring or paying any dividends (including on Trenwick's common shares, the Series A Preferred Shares of the Company and the capital securities of Trenwick Capital Trust I). The December Amendments and the other amendments and waivers entered into in the first quarter of 2003 waive certain other defaults, add covenants further restricting the operation of Trenwick's business (including that of the Company), prohibit Trenwick from making certain payments without the Banks' approval, prohibit Trenwick and its subsidiaries (including the Company) from selling or otherwise disposing of any assets or property, require Trenwick to regularly report certain financial information to the Banks, and adjust downward certain of the financial covenants.

      Pursuant to the December Amendments, Trenwick is required to collateralize with cash, cash equivalents and marketable securities 60% of the outstanding letters of credit by August 1, 2003. If it is unable to do so, Trenwick's insurance company subsidiaries will be prohibited from underwriting any insurance or reinsurance without the Banks' prior approval. In addition, Trenwick is required to use its best efforts to terminate the letters of credit by December 31, 2003. In order to do so, the letters of credit would need to be replaced with other letters of credit or collateral acceptable to Lloyd's. In the event Trenwick has not terminated the letters of credit by December 31, 2003, it is required on such date to collateralize with cash, cash equivalents and marketable securities the full amount of the outstanding letters of credit. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit as required by the December Amendments. Additionally, Trenwick does not believe that it will be able to replace the letters of credit with other letters of credit or collateral acceptable to Lloyd's.

      Since December 2002, Trenwick has entered into additional amendments and numerous waivers with the Banks providing for, among other things, waivers of potential covenant defaults, further reductions in certain financial covenants, additional financial reporting, approval of certain employee and other payments, approval of the extension of the maturity of Trenwick America's senior notes from April 1, 2003 to August 1, 2003, the payment of interest accrued through April 1, 2003 to the holders of the senior notes, and extension of numerous deadlines imposed under the December Amendments.

      If there is an event of default under the credit agreement, including as a result of Trenwick failing to collateralize the letters of credit as described above, or if there is an event of default under other outstanding indebtedness of Trenwick or its subsidiaries (including the Company), including under Trenwick America's senior notes, resulting in a cross default under the credit agreement, Trenwick may be required to fully and immediately collateralize the outstanding letters of credit under the terms of the credit agreement and the guaranty agreement. No liability for any such amounts has been reflected in Trenwick's or the Company's financial statements for any future event of default. If the events of default occur and are not waived, there is substantial doubt as to Trenwick's ability to continue as a going concern and Trenwick and/or one or more of its subsidiaries (including the Company) may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States. In addition, at any time one or more of the insurance regulatory authorities having jurisdiction over Trenwick's insurance company subsidiaries (including the Bermuda Monetary Authority with respect to the Company and LaSalle Re, or the Financial Services Authority or Lloyd's in the United Kingdom with respect to Trenwick's Lloyd's operations) may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick or its subsidiaries may commence proceedings against Trenwick or its unregulated subsidiaries seeking their liquidation.

      Trenwick's ability to refinance its existing debt obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. As a result of the continued deterioration of Trenwick financial condition, its senior debt ratings have been downgraded by Standard & Poor's Corporation to "D." Trenwick ability to refinance its outstanding debt obligations, as well as the cost of such borrowings, has been materially adversely affected by these ratings downgrades.

      Concentrations

      During the year ended December 31, 2002, the Company received 27.9% of its gross written premiums through five brokers of which Marsh and McLennan accounted for 6.5%, Aon Reinsurance Agency accounted for 8.5%, Heath Lambert accounted for 3.9%, WillisFaber accounted for 3.0%, and Guy Carpenter accounted for 6.0%. During 2001, Aon Reinsurance Agency accounted for 23.5%, Marsh and McLennan accounted for 20.5%, Heath Lambert accounted for 13.7%, and Willis Faber accounted for 7.4% and Guy Carpenter accounted for 7.2%. During 2000, Aon Reinsurance Agency accounted for 16.5%, Marsh and McLennan accounted for 13.6%, Heath Lambert accounted for 15.6%.

      Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on the Company's continuing underwriting business.

      Other Related Party Transactions

      Two of the Company's founding shareholders were CNA Financial and Aon. Their ownership of the Company during the period prior to the Trenwick/LaSalle business combination was between 15.6% and 18.3% for CNA and 15.3% and 18.0% for Aon. The Company had numerous business relationships with both companies, the principal ones of which are summarized below:

                                                               2000
                                                             -------
           Premiums assumed through Aon                      $30,340
           Brokerage costs on premiums assumed through Aon     3,034
           Investment management services from Aon               821
           Premiums assumed from CNA                             668
           Premiums ceded to CNA                               6,556
           Override and profit commissions on premiums
              ceded to CNA                                     1,244
           Underwriting support services from CNA                685

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

      The Company loaned Mr. Hengesbaugh, the Company's former Chief Executive Officer, $142 in 2001 to finance a portion of the purchase price of a home in Bermuda. The loan was evidenced by a demand promissory note and interest was payable at the rate of 8% per annum. The loan was repaid in 2002 prior to Mr. Hengesbaugh's resignation from the Company.

Note 16 Additional Operating Cash Flow Information

                                                         2002         2001        2000
                                                      ---------    ---------    --------
Net income (loss)                                     $  85,509    $ (56,870)   $(10,203)
Investment premium amortization, net                        608          788      (1,011)
Net realized investment losses (gains)                    2,688       (7,567)      1,731
Deferred income taxes                                    44,313      (19,553)    (10,703)
Depreciation and amortization expense                     1,377          218         204
Cumulative effect of change in accounting principle     (11,586)          --          --
Unrealized loss (gain) on foreign exchange                              (803)        (735)
Negative goodwill accretion                                             (488)        (122)
Minority interest in undistributed
   net income (loss) of subsidiaries                                      --         839
Restricted stock compensation expense                        46           --         693
Forgiveness of loans by TGL                            (127,698)          --          --
Other                                                       501                     (977)
Changes in assets and liabilities:
   Accrued investment income                             10,363         (691)     (3,476)
   Premiums receivable                                   23,413      (74,434)    (37,766)
   Reinsurance recoverable balances                    (263,230)    (393,393)    (47,379)
   Prepaid reinsurance premiums                         (42,466)     (22,718)    (10,027)
   Deferred policy acquisition costs                       (744)      (2,511)     (4,995)
   Other assets                                          44,243       (3,098)     11,265
   Trenwick Group Ltd. advances                          31,656       (7,649)     (5,598)
   Unpaid claims and claims expenses                    297,353      509,715      89,875
   Unearned premium income                               40,094       37,165      15,901
   Reinsurance balances payable                           1,430       62,974      31,206
   Other liabilities                                    (61,427)      30,445        (607)
                                                      ---------    ---------    --------
Cash from operating activities                        $  76,443    $  51,530    $ 18,115
                                                      =========    =========    ========

Note 17 Unaudited Quarterly Financial Data

                                                 Quarter                 2002           2001            2000
                                         ------------------------     -----------    ------------    ------------
      Net premiums earned                Fourth quarter                  $70,063         $53,033         $68,743
                                         Third quarter                    19,583          90,383          63,575
                                         Second quarter                   94,819          81,840          75,681
                                         First quarter                   106,824          77,733          63,697

      Net investment income              Fourth quarter                     (821)         13,391          12,361
                                         Third quarter                     7,752          12,327           9,606
                                         Second quarter                   10,675          12,536          13,027
                                         First quarter                    11,833          12,192          11,687

      Net realized investment            Fourth quarter                   (6,288)            239             228
        gains (losses)                   Third quarter                       113           1,139             270
                                         Second quarter                    5,478           1,602              38
                                         First quarter                     1,517           6,229          (2,224)

      Net income (loss)                  Fourth quarter                   46,417           8,948          16,700
          before cumulative              Third quarter                     5,342         (77,301)        (10,446)
          effect of change in            Second quarter                   21,780          (7,320)         10,054
          accounting principle           First quarter                       384          18,803         (26,511)

      Net income (loss)                  Fourth quarter                   44,777           7,308          15,060
        available to common              Third quarter                     3,701         (78,942)        (12,087)
        shareholders                     Second quarter                   20,139          (8,961)          8,413
                                         First quarter                    10,329          17,162         (28,152)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bermuda, on the 30th day of April, 2003.

                                      LASALLE RE HOLDINGS LIMITED

                                      /S/  W. Marston Becker
                                         ---------------------------------
                                      By  Name: W. Marston Becker
                                          Title: Director, Acting Chairman and
                                                 Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of April 2003.

           Signature                                Title
           ---------                                -----


  /s/  W. Marston Becker         Director, Acting Chairman and Acting Chief
-----------------------------    Executive Officer (Principal Executive Officer)
          W. Marston Becker


 /s/  Alan L. Hunte              Director, President and Chief Financial Officer
-----------------------------    (Principal Financial Officer and Principal
       Alan L. Hunte             Accounting Officer)

                 CERTIFICATION OF ACTING CHIEF EXECUTIVE OFFICER

I, W. Marston Becker, certify that:

      1. I have reviewed this annual report on Form 10-K of LaSalle Re Holdings Limited;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April  30, 2003


      /s/ W. Marston Becker
      -------------------------------------
         W. Marston Becker
         Acting Chief Executive Officer
         (Principal Executive Officer)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Alan L. Hunte, certify that:

      1. I have reviewed this annual report on Form 10-K of LaSalle Re Holdings Limited (the "Registrant");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003


       /s/ Alan L. Hunte
-------------------------------------
Alan L. Hunte
President and Chief Financial Officer