Form 10-Q
period 2003-03-31
LASALLE RE HOLDINGS LTD
filed 2003-05-15
CIK 1001384

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

            The LOM Building, 27 Reid Street, Hamilton HM11, Bermuda
                    (Address of principal executive offices)

                                  441-292-3339
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of May 8, 2003, was 20,432,043.

                           LaSalle Re Holdings Limited
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1.  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheet
         March 31, 2003 and December 31, 2002 .............................    1

         Consolidated Statement of Operations
         and Comprehensive Income
         Three Months Ended March 31, 2003 and 2002 .......................    2

         Consolidated Statement of Cash Flows
         Three Months Ended March 31, 2003 and 2002 .......................    3

         Consolidated Statement of Changes in Shareholders' Equity
         Three Months Ended March 31, 2003 and 2002 .......................    4

         Notes to Unaudited Consolidated Financial Statements .............    5

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................    9

ITEM 3.  Qualitative and Quantitative Disclosures About Market Risk .......   27

ITEM 4.  Controls and Procedures ..........................................   28

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings ................................................   29

ITEM 2.  Changes in Securities and Use of Proceeds ........................   29

ITEM 3.  Defaults upon Senior Securities ..................................   29

ITEM 4.  Submission of Matters to a Vote of Security Holders ..............   29

ITEM 5.  Other information ................................................   29

ITEM 6.  Exhibits and Reports on Form 8-K .................................   29

Signatures ................................................................   33

                           LaSalle Re Holdings Limited
                           Consolidated Balance Sheet
            (Amounts expressed in thousands of United States dollars,
                        except share and per share data)
                      March 31, 2003 and December 31, 2002

                                                        (Unaudited)
                                                            2003           2002
                                                        -----------    -----------
ASSETS
Debt securities available for sale, at fair value       $   512,626    $   555,837
Cash and cash equivalents                                   197,761        175,449
Accrued investment income                                     7,111          7,879
Premiums receivable                                         229,765        251,699
Reinsurance recoverable balances                            916,179        912,974
Prepaid reinsurance premiums                                104,497        114,645
Deferred policy acquisition costs                            44,444         37,091
Trenwick Group Ltd. advances                                  9,994          9,898
Trenwick Group Ltd. loan                                     75,000         75,000
Reinsurance deposits and other assets                        12,975         14,455
                                                        -----------    -----------
Total assets                                            $ 2,110,352    $ 2,154,927
                                                        ===========    ===========

LIABILITIES
Unpaid claims and claims expenses                       $ 1,448,457    $ 1,475,821
Unearned premium income                                     263,865        243,675
Reinsurance balances payable                                192,931        246,311
Due to affiliates                                            22,106         24,488
Other liabilities                                            46,424         29,695
                                                        -----------    -----------
Total liabilities                                         1,973,783      2,019,990
                                                        -----------    -----------

SHAREHOLDERS' EQUITY
Series A preferred shares, $1.00 par value, 3,000,000
   shares issued and outstanding, at liquidation value       75,000         75,000
Common shares, $1.00 par value, 20,432,043
   shares issued and outstanding                             20,432         20,432
Additional paid in capital                                  307,914        307,914
Retained earnings                                          (267,401)      (267,829)
Accumulated other comprehensive income (loss)                   624           (580)
                                                        -----------    -----------
Total shareholders' equity                                  136,569        134,937
                                                        -----------    -----------
Total liabilities and shareholders' equity              $ 2,110,352    $ 2,154,927
                                                        ===========    ===========

The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
          Consolidated Statement of Operations and Comprehensive Income
                                   (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                   Three Months Ended March 31, 2003 and 2002

                                                        2003            2002
                                                     ----------      ----------
REVENUES
Net premiums earned                                  $   69,820      $  106,824
Net investment income                                     6,880          11,833
Net realized investment gains                               325           1,516
Other income                                                 97             331
                                                     ----------      ----------
Total revenues                                           77,122         120,504
                                                     ----------      ----------

EXPENSES
Claims and claims expenses incurred                      33,555          79,235
Policy acquisition costs                                 20,195          27,439
Underwriting expenses                                    15,930          11,686
Interest expense                                          5,264           1,373
Foreign currency losses                                     109             168
                                                     ----------      ----------
Total expenses                                           75,053         119,901
                                                     ----------      ----------

Income before income taxes and
cumulative effect of change
  in accounting principles                                2,069             603
Applicable income taxes                                      --             219
                                                     ----------      ----------
Income before cumulative effect of change
  in accounting principles                                2,069             384
Cumulative effect of change
  in accounting for goodwill                                 --          11,586
                                                     ----------      ----------
Net income                                                2,069          11,970
Preferred share dividends                                 1,641           1,641
                                                     ----------      ----------
Net income available to
  common shareholders                                $      428      $   10,329
                                                     ==========      ==========
COMPREHENSIVE INCOME (LOSS)
Net income                                           $    2,069      $   11,970
Other comprehensive income (loss):
  Net unrealized investment gains (losses)                2,391          (7,280)
  Foreign currency translation adjustment                (1,187)             --
                                                     ----------      ----------
  Total other comprehensive income                        1,204          (7,280)
                                                     ----------      ----------
Comprehensive income                                 $    3,273      $    4,690
                                                     ==========      ==========

The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                   Three Months Ended March 31, 2003 and 2002

                                                        2003            2002
                                                     ----------      ----------
OPERATING ACTIVITIES
Premiums collected, net of acquisition costs         $  133,510      $  134,192
Ceded premiums paid, net of acquisition costs           (60,174)       (126,694)
Claims and claims expenses paid                         (83,846)        (32,612)
Claims and claims expenses recovered                      5,053         102,059
Underwriting expenses paid                              (15,518)        (15,289)
                                                     ----------      ----------
Cash for underwriting activities                        (20,975)         61,656
Net investment income received                            7,630          16,161
Other income received, net of expenses                        2             903
Income taxes recovered (paid)                                (7)            164
Interest expense paid                                       (60)             --
                                                     ----------      ----------
Cash from operating activities                          (13,410)         78,884
                                                     ----------      ----------
INVESTING ACTIVITIES
Debt securities sales                                    51,130          33,070
Debt securities maturities                               46,185          29,004
Debt securities purchases                               (60,315)        (54,315)
Additions to premises and equipment                          --               3
                                                     ----------      ----------
Cash from (for) investing activities                     37,000           7,762
                                                     ----------      ----------
FINANCING ACTIVITIES
Indebtedness repayment                                       --          (1,234)
Preferred share dividends paid                               --          (1,641)
Common share dividends paid                                  --          (2,000)
                                                     ----------      ----------
Cash for financing activities                                --          (4,875)
                                                     ----------      ----------
Effect of exchange rate on cash                          (1,278)         (2,264)

Change in cash and cash equivalents                      22,312          79,507
Cash and cash equivalents,
  beginning of period                                   175,449         113,168
                                                     ----------      ----------
Cash and cash equivalents, end of period             $  197,761      $  192,675
                                                     ==========      ==========

The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                   Three Months Ended March 31, 2003 and 2002

                                                        2003            2002
                                                     ----------      ----------

Shareholders' equity, beginning of period            $  134,937      $  309,500

PREFERRED & COMMON SHARES AND
    ADDITIONAL PAID-IN CAPITAL                               --              --

RETAINED EARNINGS
    Net income                                            2,069          11,970
    Preferred share dividends                            (1,641)         (1,641)
    Common share dividends                                   --          (2,000)

ACCUMULATED OTHER
    COMPREHENSIVE INCOME
    Other comprehensive income (loss)                     1,204          (7,280)
                                                     ----------      ----------
Shareholders' equity, end of period                  $  136,569      $  310,549
                                                     ==========      ==========

The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
              Notes to Unaudited Consolidated Financial Statements
            (Amounts expressed in thousands of United States dollars)
                   Three Months Ended March 31, 2003 and 2002

Note 1
Organization & Basis of Presentation

Organization

LaSalle Re Holdings Limited (the "Company") was incorporated on September 20, 1995 under the laws of Bermuda to act as an investment holding company. LaSalle Re Limited ("LaSalle Re") was incorporated on October 26, 1993 under the laws of Bermuda and commenced operations on November 22, 1993. LaSalle Re is licensed under the Insurance Act, 1978 as amended by the Insurance Amendment Act, 1995 of Bermuda to write insurance business, and operated as a multi-line reinsurance company, with emphasis on property catastrophe business. Effective April 1, 2002, the Company sold LaSalle Re's in-force business to Endurance Specialty Insurance Ltd. and placed LaSalle Re into runoff.

On August 26, 1994, LaSalle Re incorporated a subsidiary company in the United Kingdom to act as a representative office for the Company. In addition, on June 11, 1996, LaSalle Re incorporated a subsidiary company in Bermuda to provide capital support to selected syndicates at Lloyd's of London ("Lloyd's"). Following the Trenwick/LaSalle business combination referred to below, the Company closed its UK representative office and ceased to actively participate as a corporate member in Lloyd's.

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

On December 10, 2002, Trenwick contributed the capital stock of Oak Dedicated Limited, Oak Dedicated Two Limited and Oak Dedicated Three Limited, three corporate members at Lloyd's (collectively called the "Oak Entities"), to the Company. In connection with its contribution of the capital stock of the Oak Entities to the Company in December 2002, Trenwick agreed to forgive $127,698 of indebtedness due from the Oak Entities, which was recorded as other income. Concurrent with the transaction, LaSalle Re contributed $81,638 to the Oak Entities. The Oak Entities participate in Lloyd's syndicates which are managed by Trenwick Managing Agents ("TMA"), a wholly owned subsidiary of Trenwick. As the Company and the Oak Entities were under common control, the contribution of the ownership from Trenwick was accounted for at historical cost, in a manner similar to a pooling of interests business combination, accordingly, the results of operations for the three months ended March 31, 2002 have been restated to reflect the combined operating results of the Company and the Oak Entities.

Trenwick announced on May 9, 2003 that its Board of Directors has authorized the senior management of TMA to seek alternative sources of capital to replace Trenwick's ownership of TMA and the current capacity provided by Trenwick and its subsidiaries on composite Syndicate 839 and life Syndicate 44 from industry partners, private equity and other financial sources.

Basis of Presentation

These interim financial statements include the accounts of LaSalle Re Holdings Limited and its subsidiaries after elimination of significant intercompany accounts and transactions. Certain items in prior financial statements have been reclassified to conform to current presentation.

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

The interim financial statements are unaudited; however, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for interim periods. These interim statements should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of LaSalle Re Holdings Ltd. for the year ended December 31, 2002.

Note 2
Series A Preferred Shares

The payment of dividends on the Company's Series A preferred shares was suspended effective November 29, 2002. Accrued dividends of $1,641 and $3,282 are included in other liabilities in the accompanying Consolidated Balance Sheet at December 31, 2002 and March 31, 2003, respectively.

Note 3
Segment Information

Prior to December 31, 2002, the Company conducted its business in two segments: worldwide property catastrophe reinsurance through LaSalle Re and Lloyd's syndicates through LaSalle Re Corporate Capital, both of which are now in runoff. Effective December 31, 2002, the Company conducts business through the Oak Entities which participate in Lloyd's Syndicate 839 (Refer to Note 1). The worldwide property catastrophe reinsurance segment, which was formerly written by LaSalle Re, provided reinsurance for property catastrophe and for other lines of business, which have similar characteristics, namely high severity and low frequency. Effective April 1, 2002, LaSalle Re ceased underwriting property catastrophe reinsurance.

The following tables present business segment financial information for the Company as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002.

Total assets:                                          2003             2002
                                                   -----------      -----------
Worldwide property catastrophe reinsurance         $   331,895      $   364,798
Lloyd's syndicates                                   1,778,457        1,790,129
                                                   -----------      -----------
Total assets                                       $ 2,110,352      $ 2,154,927
                                                   ===========      ===========

Total revenues:                                        2003             2002
                                                   -----------      -----------
Worldwide property catastrophe reinsurance         $     6,110      $    37,842
Lloyd's syndicates                                      71,012           82,662
                                                   -----------      -----------
Total revenues                                     $    77,122      $   120,504
                                                   ===========      ===========

Net income:                                            2003             2002
                                                   -----------      -----------
Worldwide property catastrophe reinsurance         $     4,597      $    16,084
Lloyd's syndicates                                      (2,528)          (4,114)
                                                   -----------      -----------
Net income                                         $     2,069      $    11,970
                                                   ===========      ===========

Note 4
Underwriting Activities

The components of premiums written and earned for the three months ended March 31, 2003 and 2002 are as follows:

                                           2003              2002
                                        ----------        ----------
           Gross premiums written       $  138,727        $  189,881
           Ceded premiums written          (36,088)          (60,996)
                                        ----------        ----------
           Net premiums written         $  102,639        $  128,885
                                        ==========        ==========

           Gross premiums earned        $  114,412        $  156,600
           Ceded premiums earned           (44,592)          (49,776)
                                        ----------        ----------
           Net premiums earned          $   69,820        $  106,824
                                        ==========        ==========


Note 5
Accounting Standards

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 which amended the accounting for goodwill and other intangible assets. This new statement required the Company to credit the negative goodwill balance of $11,586 to operations as of January 1, 2002 as a cumulative effect of change in accounting principle.

Note 6
Amendment to Credit Facility

During the period since December 31, 2002, Trenwick and the various lending institutions (the "Banks") extending the letter of credit facility to support Trenwick's operations at Lloyd's have entered into additional amendments and numerous waivers. These amendments and waivers provide for, among other things, waivers of potential covenant defaults, reductions in certain financial covenants, additional financial reporting, approval of certain employee and other payments, and extension of numerous deadlines imposed under previous amendments, including that to replace, refinance, or restructure Trenwick America Corporation's senior notes by March 1,

2003. In April 2002, Trenwick pledged the capital stock of the Company, which was a guarantor of the obligations under the credit agreement, and LaSalle Re as collateral to the Banks. In addition, Trenwick has agreed to provide the Banks a security interest in, and the assets and property of, its direct and indirect subsidiaries (including the Company) as additional collateral for the Banks, and to cause the subsidiaries to provide a guaranty to the Banks, subject to applicable laws and regulations and certain existing contractual rights of holders of other indebtedness.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting LaSalle Re Holdings Limited's results of operations for the three months ended March 31, 2003 and 2002. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of LaSalle Re Holdings Limited contained in this Quarterly Report on Form 10-Q as well as in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of LaSalle Re Holdings Ltd. for the year ended December 31, 2002.

Overview

LaSalle Re Holdings Limited (the "Company"), which is a wholly owned subsidiary of Trenwick Group Ltd. ("Trenwick"), until April 1, 2002 primarily wrote property catastrophe reinsurance on a worldwide basis through its subsidiary, LaSalle Re Limited ("LaSalle Re"). On April 1, 2002, the Company sold LaSalle Re's in-force business to Endurance Specialty Insurance Ltd. and placed LaSalle Re into runoff. Property catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters.

The Company's other business consisted primarily of participations in certain Lloyd's of London ("Lloyd's") syndicates through LaSalle Re Capital, which provided capital support to those syndicates. Effective for the 2001 underwriting year at Lloyd's, LaSalle Re Capital withdrew its capital support from all Lloyd's syndicates. LaSalle Re Capital, which was incorporated in Bermuda in November 1996, is currently inactive. On December 10, 2002, LaSalle Re, with the permission of the Bermuda Monetary Authority ("BMA"), again became a corporate capital provider at Lloyd's pursuant to an agreement between Trenwick, LaSalle Re and the Company whereby the Oak Entities were contributed by Trenwick to LaSalle Re. The Oak Entities (three separate subsidiaries), which are incorporated in the United Kingdom, participate in Lloyd's syndicates managed by Trenwick Managing Agents ("TMA"), a wholly owned subsidiary of Trenwick. The contribution of the Oak Entities by Trenwick to LaSalle Re, together with an additional investment in the Oak Entities by LaSalle Re of $81.6 million, was completed as part of Trenwick's underwriting capital at Lloyd's for the 2003 year of account. In return for its investment, LaSalle Re will receive 43% of the economic interest (prior to the deduction of the banks' letter of credit fees and profit participation referred to below) in the 2003 year of account of syndicates managed by TMA at Lloyd's and will also participate in the economic interest in the results of such syndicates for the 2002 and prior years of account. Trenwick announced on May 9, 2003 that its Board of Directors has authorized the senior management of TMA to seek alternative sources of capital to replace Trenwick's ownership of TMA and the current capacity provided by Trenwick and its subsidiaries on composite Syndicate 839 and life Syndicate 44 from industry partners, private equity and other financial sources.

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

Unpaid claims and claims expenses are recorded based on actuarial estimates of losses inherent in that period's claims, including losses for which claims have not yet been reported. Estimates of unpaid claims and claims expenses rely on actuarial observations of ultimate loss experience for similar historical events. Historical insurance industry experience indicates that a high degree of inherent variability exists in assessing the ultimate amount of losses under short-duration property and casualty contracts. This inherent variability is particularly significant for liability-related exposures, including latent claims issues (such as asbestos and environmental related coverage disputes), because of the extended period of time, often many years, that transpires between when a given claim event occurs and the ultimate full settlement of such claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) due to coverage often being provided on an "excess-of-loss" basis and the resulting time lags in receiving current claims data. Additionally, the uncertainty is increased as a result of the diversity of development patterns among different types of reinsurance and the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies. Other items that have been considered in determining reserves but may develop differently than currently estimated include:

     o September 11, 2001 related claims, particularly with respect to catastrophe coverage underwritten in LaSalle Re;

     o    United Kingdom liability claims;

     o Claims against insured financial services companies for certain types of practices including alleged misallocations of shares in initial public offerings;

     o Ultimate losses on business underwritten in the last four years, as reserve estimates are inherently more uncertain on recent business, where reported loss activity is still low relative to ultimate losses;

     o Reinsurance collectibility - Trenwick reviews and monitors its reinsurance recoverables from its reinsurers and makes provision for uncollectible reinsurance as appropriate. However, given the magnitude of reinsurance recoverables, $916 million at March 31 2003, the Company has a significant exposure to collectibility issues.

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

Deferred Income Taxes

Deferred income tax assets and liabilities are computed based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates in effect for the year in which the differences are expected to reverse. FASB Statement No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the Company's cumulative losses generated in recent years by the Oak Entities and uncertainties as to the amount of taxable income to be generated in future years, as of December 31, 2002, the Company could not support the future realizability of its net deferred tax asset. The effects of this determination on the Company's results from operations were significant. As of December 31, 2002, the Company established a valuation allowance of $44.8 million, so as to record a valuation allowance for the full amount of its net deferred tax asset applicable to the Oak Entities. As of March 31, 2003, the Company maintained a valuation allowance for the full amount of its net deferred tax asset. The Company's Bermuda operations are not subject to income tax.

Results of Operations - Three Months Ended March 31, 2003 and 2002

                                                           2003           2002          Change
                                                         --------       --------       --------
                                                                     (in thousands)
Underwriting income (loss)                               $    140       $(11,536)      $ 11,676
Net investment income                                       6,880         11,833         (4,953)
Foreign currency losses                                      (109)          (168)            59
Interest expense                                           (5,264)        (1,373)        (3,891)
Other income                                                   97            331           (234)
                                                         --------       --------       --------
Pre-tax operating income (loss)                             1,744           (913)         2,657
Applicable income taxes (benefit)                              --            219           (219)
                                                         --------       --------       --------
Operating income (loss)                                     1,744         (1,132)         2,876
Net realized investment gains                                 325          1,516         (1,191)
Cumulative effect of change in accounting principle            --         11,586        (11,586)
                                                         --------       --------       --------
Net income                                               $  2,069       $ 11,970       $ (9,901)
                                                         ========       ========       ========

Operating income of $1.7 million in the three months ended March 31, 2003 represented a $2.8 million increase compared to operating loss of $1.1 million recorded in the three months ended March 31, 2002. This was principally due to adverse loss development in 2002 related to the September 11th terrorist attacks partially offset by reduced investment income.

                                                 2003           2002           Change
                                               --------       --------        --------
                                                           (in thousands)
Net premiums earned                            $ 69,820       $106,824        $(37,004)
                                               --------       --------        --------
Claims and claims expenses  incurred             33,555         79,235         (45,680)
Acquisition costs & underwriting expenses        36,125         39,125          (3,000)
                                               --------       --------        --------
Total expenses                                   69,680        118,360         (48,680)
                                               --------       --------        --------
Net underwriting income (loss)                 $    140        (11,536)         11,676
                                               ========       ========        ========

Loss ratio                                         48.1%          74.2%           26.1%
Underwriting expense ratio                         51.7%          36.6%           15.1%
Combined ratio                                     99.8%         110.8%          (11.0)%

The underwriting income of $0.1 million in the first quarter of 2003 represented an $11.7 million increase compared to the underwriting loss of $11.6 million in the first quarter of 2002. The increase in underwriting income as well as the decrease in the combined ratio was primarily due to adverse loss development in 2002 of $25.7 million resulting from the September 11th terrorist attacks partially offset by related premiums paid to the Company during the first quarter of 2002 to reinstate coverage following the September 11th terrorist attacks.

Premiums written

Gross premiums written for the first three months of 2003 were $138.7 million compared to $189.9 million for the first three months of 2002, a decrease of $51.2 million or 35.8%. Details of gross premiums written are provided below:

                                             2003          2002         Change
                                           --------      --------      --------
                                                      (in thousands)
Lloyd's syndicates                         $136,326      $108,543      $ 27,783
Worldwide property catastrophe                2,401        81,338       (78,937)
                                           --------      --------      --------
Gross premiums written                     $138,727      $189,881      $(51,154)
                                           ========      ========      ========

The increase of $27.8 million in Lloyd's gross premiums written for the first quarter of 2003 compared to $108.5 million in the first quarter of 2002 was primarily due to additional treaty insurance and other casualty lines of business formerly underwritten by Trenwick's U.K. subsidiary, Trenwick International Limited, which are now written through Syndicate 839 of Lloyd's.

The Company's property catastrophe business was sold effective April 1, 2002 to Endurance Specialty Insurance Ltd. ("Endurance") which resulted in the gross written property catastrophe premium decrease of $78.9 million in the first quarter of 2003. Gross premiums written of $2.4 million for the three months ended March 31, 2003 represent adjustment premiums received related to business written prior to April 1, 2002.

Premiums earned

                                           2003           2002          Change
                                         --------       --------       --------
                                                     (in thousands)
Gross premiums written                   $138,727       $189,881       $(51,154)
Change in gross unearned premiums         (24,315)       (33,281)         8,966
                                         --------       --------       --------
Gross premiums earned                     114,412        156,600        (42,188)
                                         --------       --------       --------

Gross premiums ceded                      (36,088)       (60,996)        24,908
Change in ceded unearned premiums          (8,504)        11,220        (19,724)
                                         --------       --------       --------
Ceded premiums earned                     (44,592)       (49,776)         5,184
                                         --------       --------       --------
Net premiums earned                      $ 69,820       $106,824       $ 37,004
                                         ========       ========       ========

Gross premiums ceded for the three months ended March 31, 2003 were $36.1 million compared to $61.0 million for the three months ended March 31, 2002. The decrease of $24.9 million was due to the Company's sale of LaSalle Re's in-force business to Endurance.

Net premiums earned for the three months ended March 31, 2003 were $69.8 million compared to $106.8 million for the three months ended March 31, 2002. The decrease of $37.0 million was principally due to the Company's sale of LaSalle Re's in-force business to Endurance.

Claims and claims expenses

Claims and claims expenses for the three months ended March 31, 2003 were $33.5 million compared to $79.2 million for the same period in 2002, a decrease of $45.7 million. The decrease in claims and claims expenses in 2003 is partially attributable to the inclusion, in 2002, of loss development related to the September 11th terrorist attacks of $25.7 million.

Underwriting expenses

                                          2003           2002          Change
                                        --------       --------       --------
                                                    (in thousands)
Policy acquisition costs                $ 20,195       $ 27,439       $ (7,244)
Underwriting costs                        15,930         11,686          4,244
                                        --------       --------       --------
Total underwriting expenses             $ 36,125       $ 39,125         (3,000)
                                        ========       ========       ========

Underwriting expense ratio                  51.7%          36.6%          15.1%
                                        ========       ========       ========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses for the first quarter of 2003 decreased by $3.0 million compared to underwriting expenses for the first quarter of 2002. Policy acquisition costs are lower as earned premiums are lower. Underwriting costs have increased due to the increased level of business written by the Oak Entities.

Net investment income

                                         2003           2002           Change
                                       --------       --------       ---------
                                                   (in thousands)
Average invested assets                $718,403       $848,104       $(129,701)
Average annualized yields                   4.0%           5.8%           (1.8)%
                                       --------       --------       ---------
Investment income - portfolio          $  7,271       $ 12,323       $  (5,052)

Investment income - non-portfolio          (115)          (171)             56
Investment expenses                        (276)          (319)             43
                                       --------       --------       ---------
Net investment income                  $  6,880       $ 11,833       $  (4,953)
                                       ========       ========       =========

Net investment income for the three months ended March 31, 2003 was $6.9 million compared to $11.8 million for the same period in 2002. The decrease of $4.9 million was due to lower market yields and lower invested assets due to the dividend paid by the Company to Trenwick of $258 million in June 2002.

Foreign currency losses

The Company recorded foreign currency losses of $0.1 million for the three months ended March 31, 2003, compared to losses of $0.2 million for the three months ended March 31, 2002.

Non-operating income and expenses

Net realized gains on investments were $0.3 million during the three months ended March 31, 2003, compared to $1.5 million for the three months ended March 31, 2002. The gains in 2003 and 2002 were a result of security sales executed to fund claims payments.

The Company has adopted Statement of Financial Accounting Standard No. 142. As a result, the Company wrote-off its negative goodwill in the three month period ended March 31, 2002. This had the effect of increasing net income by $11.6 million as a cumulative change in accounting principle.

Liquidity and Capital Resources

As a holding company, the Company's assets consist primarily of all of the outstanding voting stock of LaSalle Re. The Company's operating capital is derived from dividends and other permitted payments from LaSalle Re and its subsidiaries, including fees for services provided to LaSalle Re and its subsidiaries which are subject to review by the Bermuda Monetary Authority. The Company's ability to generate operating capital is limited and its ability to meet its obligations is dependent upon funding from LaSalle Re. There is substantial uncertainty as to what amount of future funds it will receive from LaSalle Re.

As of March 31, 2003, the Company's consolidated investments and cash totaled $785.4 million as compared to $806.3 million at December 31, 2002, both of which included a loan to Trenwick of $75 million. Interest is charged on this loan at a rate equal to that generated by the Company's investment portfolio and the loan is repayable upon demand. The Company has provided a 100% valuation reserve on the intercompany interest receivable as of December 31, 2002 and March 31, 2003.

As of March 31, 2003, the Company's consolidated shareholder equity totaled $136.6 million compared to $134.9 million at December 31, 2002. During the three months ended March 31, 2003, the unrealized appreciation of debt securities increased by $2.4 million resulting from higher valuation of corporate bonds caused by lower market yields.

Cash provided by the Company's operating activities for the three months ended March 31, 2003 was $13.4 million compared to cash provided of $78.9 million in the comparable period of 2002. The reduction of cash flow from operations was due primarily to an overall increase in premiums ceded offset by lower claims and claims expenses paid.

Net cash provided by investing activities during the three months ended March 31, 2003 was $37.0 million compared to $7.8 million provide from investing activities for the same period in 2002. The increase of $29.2 million results from the timing of investments made by the Company and the timing of payments for claims and claims expenses.

Net cash used in financing activities during the three months ended March 31, 2003 was $0.0 million as no dividends were paid in 2003 nor was any indebtedness repaid.

Financings, Financing Capacity and Capitalization

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

Subsequently, an amendment and waiver of default under the credit agreement and amendment to the guaranty agreement were entered into on December 24, 2002 (the "December Amendments"). The December Amendments extended the letter of credit facility through December 31, 2003 to support Trenwick's underwriting operation at Lloyd's for the 2003 year of account. To those Banks extending their letters of credit, Trenwick agreed to pay a 5% per annum cash letter of credit fee, issue pay-in-kind notes bearing interest at LIBOR plus 2.5% per annum to evidence an additional 3.16% per annum letter of credit fee, issue warrants equal to 10% of Trenwick's fully diluted equity capital, and pay 15% of the profits earned by Trenwick's Lloyd's operations, including those of the Oak Entities owned by LaSalle Re, for the 2002 and 2003 Lloyd's years of account. In addition, Trenwick, Trenwick America and Trenwick Holdings agreed to provide the Banks a security interest in, and the assets and property of, their direct and indirect subsidiaries (including the Company) as additional collateral for the Banks, and to cause the subsidiaries to provide a guaranty to the Banks, subject to applicable laws and regulations and certain existing contractual rights of holders of other indebtedness. On April 25, 2003, Trenwick issued to the Banks an aggregate of 3,678,686 warrants to purchase common stock, representing 10% of the fully diluted equity capital of Trenwick as of such date. The warrants have a term of eight years from the date of issuance and have an exercise price of $0.19 per share.

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

If there is an event of default under the credit agreement, including as a result of Trenwick failing to collateralize the letters of credit as described above, or if there is an event of default under other outstanding indebtedness of Trenwick or its subsidiaries, including under the senior notes, resulting in a cross default under the credit agreement, Trenwick may be required to fully and immediately collateralize the outstanding letters of credit under the terms of the guaranty agreement. No liability for any such amounts has been reflected in Trenwick's financial statements for any future event of default. If the events of default occur and are not waived, there is substantial doubt as to Trenwick's ability to continue as a going concern and Trenwick and/or one or more of its subsidiaries may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States. In addition, at any time one or more of the insurance regulatory authorities having jurisdiction over Trenwick's insurance company subsidiaries (including the Bermuda Monetary Authority with respect to the Company and LaSalle Re, or the Financial Services Authority or Lloyd's in the United Kingdom, with respect to Trenwick's Lloyd's operations) may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of Trenwick or its subsidiaries, including the Company, or one or more of the creditors of Trenwick or its subsidiaries, including the Company, may commence proceedings against Trenwick or its subsidiaries seeking their liquidation.

Trenwick's ability to refinance its existing debt obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. As a result of the continued deterioration of Trenwick's financial condition, its senior debt ratings have been downgraded by Standard & Poor's Corporation to "D" and withdrawn by Moody's Investor Services. Trenwick's ability to refinance its outstanding debt obligations, as well as the cost of such borrowings, has been materially adversely affected by these ratings downgrades and withdrawals.

Catastrophe Equity Put

On September 27, 2000, Trenwick assumed the benefits and obligations of LaSalle Re under a $100 million catastrophe equity put option. The catastrophe equity put option was amended and restated as of January 1, 2001 and amended as of January 25, 2002. As amended, the catastrophe equity put option enabled Trenwick to raise up to $55 million of equity, through the issue of convertible preferred shares to European Reinsurance Company of Zurich ("European Re"), a subsidiary of Swiss Reinsurance Company, in the event there was a qualifying catastrophic event or events occurring prior to January 1, 2002.

As a result of the terrorist attacks of September 11, 2001, LaSalle Re incurred in excess of $140 million in catastrophe losses as defined under the catastrophe equity put option agreement and Trenwick delivered notice of exercise of the catastrophe equity put on March 28, 2002. On July 1, 2002, Trenwick commenced an arbitration proceeding seeking $55 million in damages and other relief against European Re. The claims arose out of European Re's failure to meet its obligations under the catastrophe equity put. On September 6, 2002, the catastrophe equity put option was amended and restated and the pending arbitration proceedings were terminated. Under the terms of the second restated agreement, European Re purchased 550,000 of Trenwick's Series B Cumulative Perpetual Preferred Shares (the "Series B Shares") with a liquidation preference of $100 per share for an aggregate purchase price of $40 million. The Series B Shares bear cumulative dividends, payable quarterly in arrears, based upon the Series B Shares' Standard & Poor's rating at LIBOR plus a margin. At March 31, 2003, the Series B Shares were rated "D" by Standard & Poor's, therefore the current dividend rate is 6%. If the Standard & Poor's rating remains below "BBB-" on the fifth anniversary, the factors adjust upward by an additional 0.50%.

The Series B Shares are convertible into common shares of Trenwick after five years or upon the occurrence of certain "special conversion events" or the failure of Trenwick to maintain certain levels of capital. On February 20, 2003, Trenwick delivered a notice to European Re that Trenwick's GAAP Net Worth (as defined in the Certificate of Designation, Preferences and Rights (the "Certificate of Designation") of the Series B Shares) had fallen below $225 million. Trenwick's GAAP Net Worth did not equal or exceed $225 million during the period from February 20, 2003 through April 21, 2003 (which is 60 days after the date of notice). As a result, a Net Worth Conversion Event (as defined in the Certificate of Designation) occurred on April 21, 2003, and the Series B Shares are now convertible at the option of European Re into Trenwick common shares upon no less than 60 trading days advance notice to Trenwick. European Re has not delivered to Trenwick such a notice of conversion. As of December 31, 2002, the Series B Shares would be settled upon conversion with approximately
12.2 million common shares, or 33% of Trenwick's common shares, based on the year end figures for 2002. Trenwick has recently been notified by European Re that European Re believes Trenwick's calculation of the number of common shares to be received upon conversion of the Series B Preferred Shares is erroneous and that under European Re's interpretation of the documentation the Series B Preferred Shares would have been entitled to convert into approximately 48.1 million shares, or 56.6% of the common shares, based on the year end figures for 2002. Trenwick believes its calculation is correct but intends to discuss this issue with European Re. If European Re converts its Series B Preferred Shares, there would be substantial dilution to the holders of the common shares, and this conversion could result in European Re obtaining control of Trenwick, and therefore the Company, subject to compliance with applicable insurance law and regulation.

Accounting Standards

In January 2003, the FASB issued Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities, which the Company intends to adopt on July 1, 2003. FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. Under its provisions, certain assets previously sold to special purpose entities (SPEs) could be consolidated and, if consolidated, any assets and liabilities now on the books related to those SPEs would be removed. Because the Company has not traditionally engaged in the types of securitization transactions within the scope of FIN 46, management does not believe adoption of the interpretation will impact future results.

                           FUTURE BUSINESS OPERATIONS

The future operations of the Company and its financial results will differ materially from those of 2002 and prior years as the Company has sold the in-force business of its primary operating subsidiary, LaSalle Re, and has placed LaSalle Re into runoff. In addition, under the terms of Trenwick's agreements with the Banks, and particularly under the December Amendments, Trenwick and its subsidiaries, including the Company, are subject to financial and operational restrictions which limit their flexibility to pursue business and strategic alternatives. These restrictions will apply so long as Trenwick and its subsidiaries (including the Company) have unpaid reimbursement obligations to the Banks with respect to the letters of credit. In addition, the Company and LaSalle Re have material receivables from Trenwick, as described above in "- Liquidity and Capital Resources," which may not be realizable because of the current uncertainties of Trenwick's financial condition.

The result of the foregoing is that the future operations of the Company, at least in the next several years, are likely to consist substantially of the management in runoff of LaSalle Re, including administration of claims, regulatory reporting, settlement of reinsurance agreements (including commutations thereof where appropriate), cash and investment management and related matters, and the participation in Lloyd's syndicates through the Oak Entities as corporate capital providers. The Company currently does not have sufficient capital to continue to support its Lloyd's operations and if substitute capital or new ownership is not arranged in the near future it is likely that the Company's Lloyd's operations will be placed into runoff.

The costs involved in the runoff operations of LaSalle Re are likely to differ significantly from those of prior years, where a significant portion of the operating costs related to underwriting, marketing and securing reinsurance for new business. The reimbursement of costs as they relate directly to LaSalle Re's runoff will be subject to review by the Bermuda Monetary Authority (the "BMA") which may challenge these costs or impose other restrictions with respect to the runoff including the provision of an acceptable runoff plan. Adverse loss developments, weakness in reinsurance recoveries or the failure to realize the value of its investments including the intercompany receivables, among other factors, could significantly and negatively impact the success of any runoff. It is unlikely that any amounts will be available to the equity holders of the Company until such time as the BMA has been assured of the minimum capital and solvency of LaSalle Re. In addition, the BMA has recently notified the Company that it will not permit the granting of a security interest in LaSalle Re's assets to the Banks as collateral under Trenwick's credit agreement. In the event that the runoff is not successful, it is also possible that LaSalle Re may be placed under the control of the BMA, voluntarily or involuntarily, through rehabilitation, liquidation or other similar proceedings.

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

Our Series A Preferred Shares have been delisted and deregistered by the New York Stock Exchange.

The New York Stock Exchange's application for removal from listing of our Series A Preferred Shares was granted by the Securities and Exchange Commission by order dated April 29, 2003, and the removal from listing and registration became effective prior to the opening of the New York Stock Exchange on April 30, 2003. Our Series A Preferred Shares were quoted on the Over-The-Counter (OTC) Bulletin Board beginning on Tuesday, March 25, 2003.

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

As a result of the September 11, 2001 terrorist attacks, LaSalle Re incurred large catastrophe losses that enabled Trenwick to exercise its rights under a catastrophe equity put option with European Reinsurance Company of Zurich, a subsidiary of Swiss Reinsurance Company ("European Re"). In this transaction, Trenwick issued Series B convertible preferred shares to European Re for a purchase price of $40 million. These Series B shares are convertible into Trenwick's common shares upon the occurrence of certain events, including Trenwick's failure to maintain a net worth (as defined) under generally accepted accounting principles of $225 million. Trenwick's net worth is below $225 million, and European Re is able to convert the Series B preferred shares into Trenwick common shares upon not less than 60 trading days' notice to Trenwick. As of December 31, 2002, the Series B Shares would be settled upon conversion with approximately 12.2 million common shares, or 33% of Trenwick's common shares, based on the year end figures for 2002. Trenwick has recently been notified by European Re that European Re believes Trenwick's calculation of the number of common shares to be received upon conversion of the Series B Preferred Shares is erroneous and that under European Re's interpretation of the documentation the Series B Preferred Shares would have been entitled to convert into approximately 48.1 million shares, or 56.6% of the common shares, based on the year end figures for 2002. Trenwick believes its calculation is correct but intends to discuss this issue with European Re. If European Re converts its Series B Preferred Shares, there would be substantial dilution to the holders of the common shares, and this conversion could result in European Re obtaining control of Trenwick, and therefore the Company, subject to compliance with applicable insurance law and regulation.

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

We have placed LaSalle Re's catastrophe liability and other insurance business into runoff and no new business is being written in LaSalle Re. Our objective is to maximize the economic value of the runoff through effective claims settlement, commutation of assumed obligations where appropriate, collection of reinsurance recoverables and effective cash management. While it is possible that some positive economic value may result over time from the runoff of LaSalle Re's business, we do not expect it to contribute significantly to our revenue or results of operations in the near term, if at all, and there are significant uncertainties that could if realized adversely affect our ability to continue a solvent runoff of LaSalle Re.

We do not have adequate capital to continue to support our Lloyd's operations and if substitute capital or new ownership is not arranged in the near future it is likely that our Lloyd's operations will be placed into runoff.

We do not currently have sufficient capital to provide continued financial support to permit us to continue to operate Syndicates 839 and 44 at Lloyd's. We have recently authorized the senior management of our Lloyd's operations to pursue other alternatives to obtaining future capital support. In the event that we are unable to raise substitute capital or to transfer our ownership to an entity with adequate financial strength to support the continued operations, it is likely that Lloyd's will withdraw the authority of these syndicates to continue to write business and we will place these syndicates in runoff. There can be no assurance that there will be any proceeds derived from our Lloyd's operations in the event that they are placed in runoff.

Our ability to attract and retain key management personnel has been negatively affected.

We have experienced the loss of most of our personnel in the last year, including a majority of our senior executives. A number of executive positions at the Company, including the position of Acting Chief Executive Officer, are now being filled by consultants under short term arrangements or by employees or consultants of Trenwick. Our ability to operate our business has been, and will continue to be, dependent on our ability and the ability of Trenwick to retain the services of key senior executive officers and to attract and retain additional qualified personnel in the future as employees and consultants. The loss of the services of any of our key executive officers or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business. Our financial situation and that of our subsidiaries has made it, and likely will continue to make it, difficult to retain key employees and consultants.

Our reinsurers may not satisfy their obligations to us.

Our business model relied to a large extent on reinsurance to reduce our underwriting risk. As of March 31, 2003, our reinsurance recoverable balance was approximately $916 million. LaSalle Re is subject to credit risk with respect to its reinsurers because the transfer of risk to a reinsurer does not relieve LaSalle Re of its liability to the insureds. In addition, reinsurers may be unwilling to pay us even though they have the financial resources and are contractually obligated to do so. Unfavorable arbitration decisions or the failure of one or more of the reinsurers to honor their obligations or make timely payments would impact our cash flow and could cause us to incur significant losses. In the event of the rehabilitation, supervision, conservation or liquidation of LaSalle Re, we may not be able to influence the outcome of the collectibility of reinsurance recoverables, in that it will be the responsibility of the regulators supervising such proceedings.

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

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. To the extent actual claims continue to exceed our expectations, we will be required to immediately recognize the less favorable experience. This could cause a material increase in our liabilities and a reduction in our profitability, including an operating loss and reduction of capital in the period in which such action occurs.

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

Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the property and casualty insurance and reinsurance industry historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. Although premium levels for many products have increased recently, the supply of insurance and reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company reviewed the change in its exposure to market risks since December 31, 2002. In addition, the components of its investment holdings and its risk management strategy and objectives have not materially changed. Therefore, the Company believes that the potential for loss in each market risk sector described in its Annual Report on Form 10-K for the year ended December 31, 2002 has not materially changed.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          As discussed above in Part I, Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financings, Financing Capacity and Capitalization," the December 2002 amendments to Trenwick's credit agreement prohibit the Company from declaring or paying any dividends on its Series A Preferred Shares.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          10.1 Fifth Amendment to the Credit Agreement, dated as of January 16, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to LaSalle Re Holdings Limited's Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-12823).

          10.2 Fifth Amendment and Consent to the Holdings Guaranty, dated as of January 16, 2003, among Trenwick Group, Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.2 to LaSalle Re Holdings

                 Limited's Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-12823).

          10.3 Agreement, dated January 28, 2003, between James F. Billett and Trenwick Group Ltd. Incorporated by reference to Exhibit 99.3 to LaSalle Re Holdings Limited's Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-12823).

          10.4 Sixth Amendment and Waiver to the Credit Agreement, dated as of January 27, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.4 to LaSalle Re Holdings Limited's Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-12823).

          10.5 Sixth Amendment and Consent to the Holdings Guaranty, dated as of January 27, 2003, among Trenwick Group Ltd. and the lending institutions form time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.5 to LaSalle Re Holdings Limited's Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-12823).

          10.6 Seventh Amendment and Waiver to the Credit Agreement, dated as of March 7, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.6 to LaSalle Re Holdings Limited's Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-12823).

          10.7 Seventh Amendment to the Holdings Guaranty, dated as of March 7, 2003, among Trenwick Group Ltd. and the lending institutions form time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.7 to LaSalle Re Holdings Limited's Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-12823).

          10.8 Fourth Waiver to the Credit Agreement, dated as of March 14, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.8 to LaSalle Re Holdings Limited's Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-12823).

          10.9 Fifth Waiver to the Credit Agreement, dated as of March 21, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to LaSalle Re Holdings

                 Limited's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-12823).

          10.10 Eighth Amendment to the Holdings Guaranty, dated as of March 24, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. Incorporated by reference to Exhibit 99.2 to LaSalle Re Holdings Limited's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-12823).

          10.11 Eighth Amendment and Waiver to the Credit Agreement, dated as of March 28, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.3 to LaSalle Re Holdings Limited's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-12823).

          10.12 Ninth Amendment to the Holdings Guaranty, dated as of March 28, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. Incorporated by reference to
                 Exhibit 99.4 to LaSalle Re Holdings Limited's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-12823).

          10.13 Ninth Amendment and Waiver to the Credit Agreement, dated as of April 8, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.5 to LaSalle Re Holdings Limited's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-12823).

          10.14 Tenth Amendment and Consent to the Holdings Guaranty, dated as of April 8, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. Incorporated by reference to Exhibit 99.6 to LaSalle Re Holdings Limited's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-12823).

          10.15 Eleventh Amendment and Consent to the Holdings Guaranty, dated as of April 16, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement.*

          99.1   Certification of Acting Chief Executive Officer.*

          99.2   Certification of Chief Financial Officer.*

     * Filed herewith

     (b)  Current Reports on Form 8-K

          LaSalle Re Holdings Limited filed Current Reports on Form 8-K on the following dates during the first quarter of 2003:

          March 18, 2003, reporting (a) certain amendments to Trenwick's credit agreement and related guaranty, (b) Trenwick's delivery of notice to the holder of Trenwick's Series B Cumulative Perpetual Preferred Shares that Trenwick's GAAP net worth had fallen below $225 million and that a Net Worth Conversion Event would occur on April 21, 2003 if Trenwick's GAAP net worth did not equal or exceed $225 million on or before such date, (c) certain risk-based capital (RBC) and statutory capital impairment issues relating to Trenwick's subsidiaries Trenwick America Reinsurance Corporation and The Insurance Corporation of New York, and discussions with the insurance departments of Connecticut and New York relating thereto, (d) the receipt by Trenwick of notice from the New York Stock Exchange of the potential suspension from trading and delisting of Trenwick's common shares and the Series A Preferred Shares of LaSalle Re Holdings Limited and (e) the contribution of the Oak Entities to LaSalle Re Limited.

          March 21, 2003, reporting the suspension from trading and delisting by the New York Stock Exchange of the common shares of Trenwick and the Series A Preferred Shares of LaSalle Re Holdings Limited.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LaSalle Re Holdings Limited


Date: May 15, 2003              By: /s/ W. Marston Becker
                                    --------------------------------------------
                                    Name: W. Marston Becker
                                    Title: Acting Chief Executive Officer


Date: May 15, 2003              By: /s/ Alan L. Hunte
                                    --------------------------------------------
                                    Name: Alan L. Hunte
                                    Title: President and Chief Financial Officer

                 CERTIFICATION OF ACTING CHIEF EXECUTIVE OFFICER

I, W. Marston Becker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of LaSalle Re Holdings Limited (the "Registrant");

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

     b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


/s/ W. Marston Becker
---------------------
    W. Marston Becker
    Acting Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Alan L. Hunte, certify that:

1. I have reviewed this quarterly report on Form 10-Q of LaSalle Re Holdings Limited (the "Registrant");

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

     b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


/s/ Alan L. Hunte
-----------------
    Alan L. Hunte
    President and
    Chief Financial Officer