Form 10-Q
period 2003-06-30
LASALLE RE HOLDINGS LTD
filed 2003-08-27
CIK 1001384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of August 8, 2003, was 20,432,043.

                           LaSalle Re Holdings Limited
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

ITEM 1.      Unaudited Consolidated Financial Statements
             Consolidated Balance Sheet
             June 30, 2003 and December 31, 2002 ..........................   1

             Consolidated Statement of Operations
             and Comprehensive Income
             Three and Six Months Ended June 30, 2003 and 2002 ............   2

             Consolidated Statement of Cash Flows
             Six Months Ended June 30, 2003 and 2002 ......................   3

             Consolidated Statement of Changes in Shareholders' Equity
             Six Months Ended June 30, 2003 and 2002 ......................   4

             Notes to Unaudited Consolidated Financial Statements .........   5

ITEM 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations ................  10

ITEM 3.      Qualitative and Quantitative Disclosures About Market Risk ...  35

ITEM 4.      Controls and Procedures ......................................  35

                       PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings ............................................  36

ITEM 2.      Changes in Securities and Use of Proceeds ....................  36

ITEM 3.      Defaults upon Senior Securities ..............................  36

ITEM 4.      Submission of Matters to a Vote of Security Holders ..........  36

ITEM 5.      Other information ............................................  36

ITEM 6.      Exhibits and Reports on Form 8-K .............................  36

Signatures ................................................................  41

                           LaSalle Re Holdings Limited
                           Consolidated Balance Sheet
            (Amounts expressed in thousands of United States dollars,
                        except share and per share data)
                      June 30, 2003 and December 31, 2002

                                                         (Unaudited)
                                                            2003             2002
                                                         -----------     -----------
Assets
Debt securities available for sale, at fair value        $   511,716     $   555,837
Cash and cash equivalents                                    184,114         175,449
Accrued investment income                                      5,539           7,879
Premiums receivable                                          225,439         251,699
Reinsurance recoverable balances                             900,293         912,974
Prepaid reinsurance premiums                                 108,420         114,645
Deferred policy acquisition costs                             45,977          37,091
Trenwick Group Ltd. advances                                      --           9,898
Trenwick Group Ltd. loan                                          --          75,000
Reinsurance deposits and other assets                         23,440          14,455
                                                         -----------     -----------
Total assets                                             $ 2,004,938     $ 2,154,927
                                                         ===========     ===========
Liabilities
Unpaid claims and claims expenses                        $ 1,459,485     $ 1,475,821
Unearned premium income                                      272,502         243,675
Reinsurance balances payable                                 186,189         246,311
Due to affiliates                                             31,181          24,488
Other liabilities                                             10,888          29,695
                                                         -----------     -----------
Total liabilities                                          1,960,245       2,019,990
                                                         -----------     -----------
shareholders' equity
Series A preferred shares, $1.00 par value, 3,000,000
  shares issued and outstanding, at liquidation value         75,000          75,000
Common shares, $1.00 par value, 20,432,043
  shares issued and outstanding                               20,432          20,432
Additional paid in capital                                   307,914         307,914
Retained earnings                                           (358,342)       (267,829)
Accumulated other comprehensive income (loss)                   (311)           (580)
                                                         -----------     -----------
Total shareholders' equity                                    44,693         134,937
                                                         -----------     -----------
Total liabilities and shareholders' equity               $ 2,004,938     $ 2,154,927
                                                         ===========     ===========

The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
          Consolidated Statement of Operations and Comprehensive Income
                                   (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                Three and Six Months Ended June 30, 2003 and 2002

                                                       Three Months                     Six Months
                                                    2003            2002            2003            2002
                                                 ---------       ---------       ---------       ---------
REVENUES
Net premiums earned                              $  73,528       $  94,819       $ 143,348       $ 201,643
Net investment income                                4,265          10,675          11,145          22,508
Net realized investment gains (losses)              (2,128)          5,478          (1,803)          6,994
Other income                                            82           2,008             179           2,339
                                                 ---------       ---------       ---------       ---------
Total revenues                                      75,747         112,980         152,869         233,484
                                                 ---------       ---------       ---------       ---------
EXPENSES
Claims and claims expenses incurred                 44,522          54,035          78,077         133,270
Policy acquisition costs                            21,990          22,983          42,185          50,422
Underwriting expenses                               13,730          10,380          29,660          22,066
Other expense                                       84,947              --          84,947              --
Loss on sale of LaSalle Re's in-force
  reinsurance business                                  --           2,888              --           2,888
Interest expense                                     1,003           1,804           6,267           3,177
Foreign currency losses (gains)                     (1,105)           (264)           (996)            (96)
                                                 ---------       ---------       ---------       ---------
Total expenses                                     165,087          91,826         240,140         211,727
                                                 ---------       ---------       ---------       ---------
Income (loss) before income taxes
  and cumulative effect of change
  in accounting principles                         (89,340)         21,154         (87,271)         21,757
Applicable income taxes (benefit)                      (40)           (626)            (40)           (407)
                                                 ---------       ---------       ---------       ---------
Income (loss) before cumulative effect
  of change in accounting principles               (89,300)         21,780         (87,231)         22,164
Cumulative effect of change
  in accounting for goodwill                            --              --              --          11,586
                                                 ---------       ---------       ---------       ---------
Net income (loss)                                  (89,300)         21,780         (87,231)         33,750
Preferred share dividends                            1,641           1,641           3,282           3,282
                                                 ---------       ---------       ---------       ---------
Net income (loss) available to
  common shareholders                            $ (90,941)         20,139       $ (90,513)      $  30,468
                                                 =========       =========       =========       =========
COMPREHENSIVE INCOME (LOSS)
Net income (loss)                                $ (89,300)         21,780       $ (87,231)      $  33,750
Other comprehensive income (loss):
   Net unrealized investment gains (losses)           (394)            486           1,997          (6,794)
   Foreign currency translation adjustment            (541)             --          (1,728)             --
                                                 ---------       ---------       ---------       ---------
   Total other comprehensive income                   (935)            486             269          (6,794)
                                                 ---------       ---------       ---------       ---------
Comprehensive income (loss)                      $ (90,235)      $  22,266       $ (86,962)      $  26,956
                                                 =========       =========       =========       =========

The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                     Six Months Ended June 30, 2003 and 2002

                                                      2003            2002
                                                   ---------       ---------
OPERATING ACTIVITIES
Premiums collected, net of acquisition costs       $ 226,671       $ 382,315
Ceded premiums paid, net of acquisition costs       (122,369)       (164,096)
Claims and claims expenses paid                     (129,730)       (224,957)
Claims and claims expenses recovered                  49,739          61,003
Underwriting expenses paid                           (63,348)        (29,695)
                                                   ---------       ---------
Cash for underwriting activities                     (39,037)         24,570
Net investment income received                        10,141          34,006
Other income received, net of expenses                     2           2,598
Income taxes recovered                                   155             306
Interest expense paid                                 (6,373)             --
                                                   ---------       ---------
Cash from (for) operating activities                 (35,112)         61,480
                                                   ---------       ---------
INVESTING ACTIVITIES
Debt securities sales                                 37,294         406,732
Debt securities maturities                             8,579         235,140
Debt securities purchases                                 --        (439,106)
Additions to premises and equipment                     (917)           (210)
                                                   ---------       ---------
Cash from investing activities                        44,956         202,556
                                                   ---------       ---------
FINANCING ACTIVITIES
Loan from Trenwick Group Ltd.                             --          49,612
Indebtedness repayment                                    --          (1,234)
Preferred share dividends paid                            --          (3,282)
Common share dividends paid                               --        (262,000)
                                                   ---------       ---------
Cash for financing activities                             --        (216,904)
                                                   ---------       ---------
Effect of exchange rate on cash                       (1,179)          7,444
Change in cash and cash equivalents                    8,665          54,576
Cash and cash equivalents,
  beginning of period                                175,449         113,168
                                                   ---------       ---------
Cash and cash equivalents, end of period           $ 184,114       $ 167,744
                                                   =========       =========

The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                     Six Months Ended June 30, 2003 and 2002

                                                  2003            2002
                                               ---------       ---------

Shareholders' equity, beginning of period      $ 134,937       $ 309,500

RETAINED EARNINGS
    Net income (loss)                            (87,231)         33,750
    Preferred share dividends                     (3,282)         (3,282)
    Common share dividends                            --        (262,000)

ACCUMULATED OTHER
    COMPREHENSIVE INCOME
    Other comprehensive income (loss)                269          (6,794)
                                               ---------       ---------
Shareholders' equity, end of period            $  44,693       $  71,174
                                               =========       =========

The accompanying notes are an integral part of these statements.

                           LaSalle Re Holdings Limited
              Notes to Unaudited Consolidated Financial Statements
            (Amounts expressed in thousands of United States dollars)
                Three and Six Months Ended June 30, 2003 and 2002

Note 1
Organization      Organization
and Basis of
Presentation      LaSalle Re Holdings Limited (the "Company") was incorporated on September 20, 1995 under the laws of Bermuda to act as an investment holding company. LaSalle Re Limited ( "LaSalle Re
                  ") was incorporated on October 26, 1993 under the laws of Bermuda and commenced operations on November 22, 1993. LaSalle
                  Re is licensed under the Insurance Act, 1978 as amended by the Insurance Amendment Act, 1995 of Bermuda to write insurance business, and operated as a multi-line reinsurance company, with emphasis on property catastrophe business. Effective
                  April 1, 2002, the Company sold LaSalle Re's in-force business to Endurance Specialty Insurance Ltd. ("Endurance") and placed
                  LaSalle Re into runoff. As indicated below, on August 20, 2003, the Company and its affiliates, Trenwick Group Ltd.
                  ("Trenwick") and Trenwick America Corporation ("Trenwick
                  America") filed for protection from their creditors under chapter 11 of the United States Bankruptcy Code.

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

                  On September 27, 2000, the Company completed a business combination with Trenwick and Trenwick Group Inc. Under the terms of the business combination, the common shareholders of the Company, Trenwick, Trenwick Group Inc., and the minority shareholders of LaSalle Re exchanged their shares on a one-for-one basis for shares in Trenwick. Following this transaction, the Company became a wholly owned subsidiary of Trenwick.

                  On December 10, 2002, Trenwick contributed the capital stock of Oak Dedicated Limited, Oak Dedicated Two Limited and Oak Dedicated Three Limited, three corporate members at Lloyd's (collectively called the "Oak Entities"), to the Company. In connection with its contribution of the capital stock of the Oak Entities to the Company in December 2002, Trenwick agreed to forgive $127,698 of indebtedness due from the Oak Entities, which was recorded as other income. Concurrent with the transaction, LaSalle Re contributed $81,638 to the Oak Entities. The Oak Entities participate in Lloyd's syndicates which are managed by Trenwick Managing Agents ("TMA"), a wholly owned subsidiary of Trenwick. As the Company and the Oak Entities were under common control, the contribution of the ownership from Trenwick was accounted for at historical cost, in a manner similar to a pooling of interests business combination. Accordingly, the results of operations for the three and six months ended June 30, 2002 have been restated to reflect the combined operating results of the Company and the Oak Entities.

                  Trenwick announced on August 7, 2003 that that it has entered into a letter of intent with respect to an agreement in principle on a long-term restructuring of its debt obligations, the sale of its business operations at Lloyd's, and the runoff of its remaining businesses with (i) the majority of the beneficial holders (the "Senior Noteholders") of its 6.70% Senior Notes (the "Senior Notes"), (ii) the steering committee (the "Steering Committee") of the lending institutions (the "Banks") that have issued letters of credit under a senior secured credit facility (the "LoC Facility") on behalf of certain subsidiaries of Trenwick in support of Trenwick's Lloyd's operations, and (iii) a group composed of current members of management of Trenwick's Lloyd's operations (the "Management Team") and third party investors. Trenwick did not pay principal and interest on the Senior Notes due on August 1, 2003, which also created an event of default with respect to the LoC Facility and under certain other indebtedness of Trenwick.

                  The restructuring is intended to be implemented through various means, including but not limited to the following: (i) the filing by Trenwick and/or one or more of its subsidiaries of Chapter 11 bankruptcy proceedings in the United States and the filing of similar proceedings in Bermuda, including the Company, Barbados or the United Kingdom, as the case may be;
                  (ii) the sale by Trenwick of substantially all of its Lloyd's operations to a company controlled by the Management Team and with capital provided by the Management Team, third-party investors and the Banks, (iii) the establishment of a new holding company by LaSalle Re to ultimately own 100% of the economic interest in the Oak Entities and Oak Four Dedicated and 20% of the economic interest in a new corporate capital member to be formed by the Management Team to support underwriting at Lloyd's for the 2004 and subsequent years of account and (iv) the retention of third party run-off advisors and the continued runoff or disposition of all of Trenwick's other insurance and reinsurance operations. In light of the foregoing, Trenwick believes that it is unlikely that any of the holders of the shares of Trenwick or of the Company will receive any return on their investment in the near term if at all.

                  The terms of the restructuring are subject to the satisfaction of numerous conditions precedent including, but not limited to, the following: (i) approval of the restructuring by the Banks; (ii) negotiation of definitive documentation (iii) receipt of all requisite regulatory and other approvals in the United States, Bermuda and the United Kingdom; (iv) due diligence by Englefield Capital LLP, the proposed equity sponsor of the Management Team, which has entered into an exclusive negotiation agreement with Trenwick, and (v) approval of any court having jurisdiction over the above-referenced insolvency proceedings.

                  On August 20, 2003, the Company and its affiliates, Trenwick and Trenwick America (collectively with the Company and Trenwick, the "Debtors"), filed for protection from their creditors under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On that same date, the Company and Trenwick filed proceedings in the Supreme Court of Bermuda known under Bermudian law as "winding up." The Company and Trenwick petitioned the Supreme Court of Bermuda to issue an order appointing Joint Provisional Liquidators for the Company and Trenwick and have requested that deference be paid in the "winding up" to the jurisdiction of the Bankruptcy Court and the Debtors' restructuring efforts in accordance with the Bankruptcy Code. On August 22, 2003, the Supreme Court of Bermuda appointed John M. Wardrop of KPMG LLP in the U.K. and Michael W. Morrison of KPMG in Bermuda as Joint Provisional Liquidators. It is the intention of the Debtors to implement the restructuring agreed to among the Debtors and their creditor constituencies, as discussed above, through the bankruptcy process. (See Note 6)

                  During the three months ended June 30, 2003, the Company recorded a 100% valuation allowance against a $75,000 loan and advances of $9,947, both receivable from Trenwick, as well as the investment in Trenwick Capital Trust I preferred stock of $1,892. As a result, as of June 30, 2003, the estimated capital and surplus of LaSalle Re was $43,333 and therefore, LaSalle Re did not meet the minimum statutory capital and surplus level of $100,000 required for a Class 4 reinsurer in Bermuda. The Company is in the process of filing a request with the Bermuda Monetary Authority ("BMA") to change to a Class 3 reinsurer in Bermuda. If the request is approved, the Company would be in compliance with the minimum level of capital and surplus for a Class 3 reinsurer, which is equal to 15% of net reserves, or $22,166 for LaSalle Re at June 30, 2003. There can be no assurance that the request will be approved by the BMA.

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

                  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed above, Trenwick is in default with respect to its senior notes and certain other indebtedness and Trenwick and the Company have filed for protection from their creditors under chapter 11 of the United States Bankruptcy Code, the Company has filed proceedings in the Supreme Court of Bermuda known under Bermudian law as "winding up", and LaSalle Re did not meet the minimum requirements for its level of statutory capital and surplus at June 30, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                  The interim financial statements are unaudited; however, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for interim periods. These interim statements should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2002.

Note 2            The payment of dividends on the Company's Series A preferred
Series A          shares was suspended effective November 29, 2002. Accrued
Preferred         dividends of $1,641 and $4,923 are included in other
Shares            liabilities in the accompanying Consolidated Balance Sheet at
                  December 31, 2002 and June 30, 2003, respectively. Trenwick believes that it is unlikely that any of the holders of the Company's preferred shares will receive any return on their investment in the near term if at all.

Note 3            Prior to December 31, 2002, the Company conducted its business
Segment           in two segments: worldwide property catastrophe reinsurance
Information       through LaSalle Re, and Lloyd's syndicates through LaSalle Re
                  Corporate Capital, both of which are now in runoff. Effective
                  December 31, 2002, the Company conducts business through the Oak Entities which participate in Lloyd's Syndicate 839 (Refer to Note 1). The worldwide property catastrophe reinsurance segment, which was formerly written by LaSalle Re, provided reinsurance for property catastrophe and for other lines of business, which have similar characteristics, namely high severity and low frequency. Effective April 1, 2002 the Company sold the in-force reinsurance business of LaSalle Re to Endurance and placed LaSalle Re into runoff.

                  The following tables present business segment financial information for the Company as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002.

                  Total assets:                                      2003            2002
                                                                  ----------      ----------
                  Worldwide property catastrophe reinsurance      $  222,296      $  364,798
                  Lloyd's syndicates                               1,782,642       1,790,129
                                                                  ----------      ----------
                  Total assets                                    $2,004,938      $2,154,927
                                                                  ==========      ==========

                                                            Three Months                    Six Months
                                                      ------------------------       -------------------------
                  Total revenues:                       2003            2002            2003            2002
                                                      --------       ---------       ---------       ---------
                  Worldwide property catastrophe
                  reinsurance                         $   (186)      $  12,921       $   5,924       $  50,763
                  Lloyd's syndicates                    75,933         100,059         146,945         182,721
                                                      --------       ---------       ---------       ---------
                  Total revenues                      $ 75,747       $ 112,980       $ 152,869       $ 233,484
                                                      ========       =========       =========       =========

                                                            Three Months                    Six Months
                                                      ------------------------       -------------------------
                  Net income:                           2003            2002            2003            2002
                                                      --------       ---------       ---------       ---------
                  Worldwide property catastrophe
                  reinsurance                         $(89,415)      $  24,587       $ (84,818)      $  40,671
                  Lloyd's syndicates                       115          (2,807)         (2,413)         (6,921)
                                                      --------       ---------       ---------       ---------
                  Total net income                    $(89,300)      $  21,780       $ (87,231)      $  33,750
                                                      ========       =========       =========       =========

Note 4
Underwriting      The components of premiums written and earned for the three
Activities        and six months ended June 30, 2003 and 2002 are as follows:

                                                    Three Months                     Six Months
                                                2003            2002            2003            2002
                                              --------       ---------       ---------       ---------
                  Gross premiums written      $ 94,347       $ 173,336       $ 233,074       $ 363,217
                  Ceded premiums written        (9,350)       (107,695)        (45,438)       (168,691)
                                              --------       ---------       ---------       ---------
                  Net premiums written        $ 84,997       $  65,641       $ 187,636       $(194,526)
                                              ========       =========       =========       =========

                  Gross premiums earned       $ 81,616       $ 142,955       $ 196,028       $ 299,555
                  Ceded premiums earned         (8,088)        (48,136)        (52,680)        (97,912)
                                              --------       ---------       ---------       ---------
                  Net premiums earned         $ 73,528       $  94,819       $ 143,348       $ 201,643
                                              ========       =========       =========       =========

Note 5            Effective January 1, 2002, the Company adopted Statement of
Accounting        Financial Accounting Standard No. 142 which amended the
Standards         accounting for goodwill and other intangible assets. This new statement required the Company to credit the negative goodwill balance of $11,586 to operations as of January 1, 2002 as a cumulative effect of change in accounting principle.

Note 6            On August 20, 2003, the Company and its affiliates, Trenwick
Subsequent        and Trenwick America (collectively with the Company and
Events            Trenwick, the "Debtors"), filed for protection from their
                  creditors under chapter 11 of the United States Bankruptcy
                  Code (the "Bankruptcy Code") with the United States Bankruptcy
                  Court for the District of Delaware (the "Bankruptcy Court").
                  On that same date, the Company and Trenwick filed proceedings in the Supreme Court of Bermuda known under Bermudian law as "winding up." The Company and Trenwick petitioned the Supreme
                  Court of Bermuda to issue an order appointing Joint
                  Provisional Liquidators for the Company and Trenwick and requested that deference be paid in the "winding up" to the jurisdiction of the Bankruptcy Court and the Debotors' restructuring efforts in accordance with the Bankruptcy Code.
                  On August 22, 2003, the Supreme Court of Bermuda appointed
                  John M. Wardrop of KPMG LLP in the U.K. and Michael W.
                  Morrison of KPMG in Bermuda as Joint Provisional Liquidators.
                  It is the intention of the Debtors to implement the restructuring agreed to among the Debtors and their creditor constituencies, as discussed above, through the bankruptcy process.

                  The majority of the assets and liabilities included in the consolidated balance sheet of the Company are assets and liabilities of LaSalle Re, a regulated insurance company, which is not subject to the proceedings in the Bankruptcy Court or the Supreme Court of Bermuda.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting LaSalle Re Holdings Limited's results of operations for the three and six months ended June 30, 2003 and 2002. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of LaSalle Re Holdings Limited contained in this Quarterly Report on Form 10-Q as well as in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of LaSalle Re Holdings Limited for the year ended December 31, 2002.

Overview

LaSalle Re Holdings Limited (the "Company"), which is a wholly owned subsidiary of Trenwick Group Ltd. ("Trenwick"), until April 1, 2002 primarily wrote property catastrophe reinsurance on a worldwide basis through its subsidiary, LaSalle Re Limited ("LaSalle Re"). Property catastrophe reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Effective April 1, 2002, the Company sold its in-force property catastrophe reinsurance business of its subsidiary LaSalle Re to Endurance Specialty Insurance Ltd. ("Endurance"). The sale was effected through a 100% quota share reinsurance agreement, with Endurance paying the Company a ceding commission of 25% of premiums ceded under the quota share agreement and additional profit sharing of 50% if the losses do not exceed a loss ratio of 45%. In addition, Endurance has the right to renew LaSalle Re's in-force business as it expires in exchange for a 12.5% commission on the business renewed. Included in the 2002 second quarter results are $6.7 million in ceding commissions earned on the quota share with Endurance, as well as $3.9 million in amortization of acquisition costs on the related assumed business.

The Company's other business consisted primarily of participations in certain Lloyd's of London ("Lloyd's") syndicates through LaSalle Re Capital, which provided capital support to those syndicates. Effective for the 2001 underwriting year at Lloyd's, LaSalle Re Capital withdrew its capital support from all Lloyd's syndicates. LaSalle Re Capital, which was incorporated in Bermuda in November 1996, is currently inactive. On December 10, 2002, LaSalle Re, with the permission of the Bermuda Monetary Authority ("BMA"), again became a corporate capital provider at Lloyd's pursuant to an agreement between Trenwick, LaSalle Re and the Company whereby the Oak Entities were contributed by Trenwick to LaSalle Re. The Oak Entities (three separate subsidiaries), which are incorporated in the United Kingdom, participate in Lloyd's syndicates as corporate members of Lloyd's managed by Trenwick Managing Agents ("TMA"), a wholly owned subsidiary of Trenwick. The contribution of the Oak Entities by Trenwick to LaSalle Re, together with an additional investment in the Oak Entities by LaSalle Re of $81.6 million, was completed as part of Trenwick's underwriting capital at Lloyd's for the 2003 year of account. In return for its investment, LaSalle Re will receive 43% of the economic interest (prior to the deduction of the banks' letter of credit fees and profit participation referred to below) in the 2003 year of account of syndicates managed by TMA at Lloyd's and will also participate in the economic interest in the results of such syndicates for the 2002 and prior years of account. Trenwick announced on May 9, 2003 that its Board of Directors had authorized the senior management of TMA to seek alternative sources of capital to replace Trenwick's ownership of TMA and the current capacity provided by Trenwick and its subsidiaries on composite Syndicate 839 and life Syndicate 44 from industry partners, private equity and other financial sources.

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

Trenwick announced on August 7, 2003 that that it has entered into a letter of intent with respect to an agreement in principle on a long-term restructuring of its debt obligations, the sale of its business operations at Lloyd's, and the runoff of its remaining businesses with (i) the majority of the beneficial holders (the "Senior Noteholders") of its 6.70% Senior Notes (the "Senior Notes"), (ii) the steering committee (the "Steering Committee") of the lending institutions (the "Banks") that have issued letters of credit under a senior secured credit facility (the "LoC Facility") on behalf of certain subsidiaries of Trenwick in support of Trenwick's Lloyd's operations, and (iii) a group composed of current members of management of Trenwick's Lloyd's operations (the "Management Team") and third party investors. Trenwick did not pay principal and interest on the Senior Notes due on August 1, 2003, which also created an event of default with respect to the LoC Facility and under certain other indebtedness of Trenwick.

The restructuring is intended to be implemented through various means, including but not limited to the following: (i) the filing by Trenwick and/or one or more of its subsidiaries of Chapter 11 bankruptcy proceedings in the United States and the filing of similar proceedings in Bermuda, Barbados or the United Kingdom, as the case may be; (ii) the sale by Trenwick of substantially all of its Lloyd's operations to a company controlled by the Management Team and with capital provided by the Management Team, third-party investors and the Banks,
(iii) the establishment of a new holding company by LaSalle Re to ultimately own 100% of the economic interest in the Oak Entities and Oak Four Dedicated and 20% of the economic interest in a new corporate capital member to be formed by the Management Team to support underwriting at Lloyd's for the 2004 and subsequent years of account and (iv) the retention of third party run-off advisors and the continued runoff or disposition of all of Trenwick's other insurance and reinsurance operations. In light of the foregoing, Trenwick believes that it is unlikely that any of the holders of the shares of Trenwick or of the Company will receive any return on their investment in the near term if at all.

The terms of the restructuring are subject to the satisfaction of numerous conditions precedent including, but not limited to, the following: (i) approval of the restructuring by the Banks; (ii) negotiation of definitive documentation,
(iii) receipt of all requisite regulatory and other approvals in the United States, Bermuda and the United Kingdom; (iv) due diligence by Englefield Capital LLP, the proposed equity sponsor of the Management Team, which has entered into an exclusive negotiation agreement with Trenwick, and (v) approval of any court having jurisdiction over the above-referenced insolvency proceedings.

On August 20, 2003, the Company and its affiliates, Trenwick and Trenwick America Corporation ("Trenwick America") (collectively with the Company and Trenwick, the "Debtors"), filed for protection from their creditors under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States

Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On that same date, the Company and Trenwick filed proceedings in the Supreme Court of Bermuda known under Bermudian law as "winding up." The Company and Trenwick petitioned the Supreme Court of Bermuda to issue an order appointing Joint Provisional Liquidators for the Company and Trenwick and requested that deference be paid in the "winding up" to the jurisdiction of the Bankruptcy Court and the Debotors' restructuring efforts in accordance with the Bankruptcy Code. On August 22, 2003, the Supreme Court of Bermuda appointed John M. Wardrop of KPMG LLP in the U.K. and Michael W. Morrison of KPMG in Bermuda as Joint Provisional Liquidators. It is the intention of the Debtors to implement the restructuring agreed to among the Debtors and their creditor constituencies as discussed above through the bankruptcy process.

The majority of the assets and liabilities included in the consolidated balance sheet of the Company are assets and liabilities of LaSalle Re, a regulated insurance company, which is not subject to the proceedings in the Bankruptcy Court or the Supreme Court of Bermuda.

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

      o Reinsurance collectibility - Trenwick reviews and monitors its reinsurance recoverables from its reinsurers and makes provision for uncollectible reinsurance as appropriate. However, given the magnitude of reinsurance recoverables, $900 million at June 30, 2003, the Company has a significant exposure to collectibility issues.

The Company's management continually evaluates the potential for changes in unpaid claims and claims expenses to adjust recorded reserves and to proactively modify underwriting criteria and product offerings. In recent periods and continuing throughout 2002 and the first six months of 2003, the level of reported claims activity related to prior year loss events, particularly for liability-related exposures underwritten in 1997 through 2001, has been significantly higher than anticipated. Full consideration of these trends was incorporated into a comprehensive reserve study completed in the fourth quarter of 2002. Insurance reserves, by their very nature, do not represent an exact calculation of liability and, while the Company has established reserves equal to the current best estimate of ultimate losses, there remains a likelihood that further changes in such loss estimates, either upward or downward, will occur in the future.

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

Deferred Income Taxes

Deferred income tax assets and liabilities are computed based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates in effect for the year in which the differences are expected to reverse. FASB Statement No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the Company's cumulative losses generated in recent years by the Oak Entities and uncertainties as to the amount of taxable income to be generated in future years, as of December 31, 2002, the Company could not support the future realizability of its net deferred tax asset. The effects of this determination on the Company's results from operations were significant. As of December 31, 2002, the Company established a valuation allowance of $44.8 million, so as to record a valuation allowance for the full amount of its net deferred tax asset applicable to the Oak Entities. As of June 30, 2003, the Company maintained a valuation allowance for the full amount of its net deferred tax asset. The Company's Bermuda operations are not subject to income tax.

Results of Operations - Three Months Ended June 30, 2003 and 2002

The Company recorded an operating loss of $87.2 million during the three months ended June 30, 2003 as compared to operating income of $19.2 million recorded in the three months ended June 30, 2002. The operating loss in 2003 was primarily the result of the recording of a 100% valuation allowance against a loan of $75.0 million and advances of $9.9 million, both receivable from Trenwick. Additionally, the 2003 results included an underwriting loss and decreased investment income as compared to the same period in 2002.

                                                       2003            2002         Change
                                                     --------        -------       --------
                                                                  (in thousands)
      Net premiums earned                            $ 73,528        $94,819       $(21,291)
                                                     --------        -------       --------
      Claims and claims expenses incurred              44,522         54,035         (9,513)
      Acquisition costs & underwriting expenses        35,720         33,363          2,357
                                                     --------        -------       --------
      Total expenses                                   80,242         87,398         (7,156)
                                                     --------        -------       --------
      Net underwriting income (loss)                 $ (6,714)       $ 7,421       $(14,135)
                                                     ========        =======       ========

      Loss ratio                                         60.5%          57.0%           3.5%
      Underwriting expense ratio                         48.6%          35.2%          13.4%
      Combined ratio                                    109.1%          92.2%          16.9%

      The underwriting loss of $6.7 million in the second quarter of 2003 represented a $14.1 million decrease compared to the underwriting income of $7.4 million in the second quarter of 2002. The decrease in underwriting income as well as the increase in the combined ratio can be attributed to the sale of LaSalle Re's in-force reinsurance business effective April 1, 2002, and the decrease in premiums earned through the Oak Entities in 2003. In addition, the 2003 results include increased acquisition costs and underwriting expenses, while the 2002 results included favorable development on reserves for unpaid claims and claims expenses.

      Premiums written

      Gross premiums written for the three months ended June 30, 2003 were $94.3 million compared to $173.3 million for the three months ended June 30, 2002, a decrease of $79.0 million or 45.6%. Details of gross premiums written are provided below:

                                            2003         2002         Change
                                          -------      --------      --------
                                                    (in thousands)
      Lloyd's syndicates                  $92,987      $153,453      $(60,466)
      Worldwide property catastrophe        1,360        19,883       (18,523)
                                          -------      --------      --------
      Gross premiums written              $94,347      $173,336      $(78,989)
                                          =======      ========      ========

      The decrease of $60.5 million in Lloyd's gross premiums written for the second quarter of 2003 compared to $153.3 million in the second quarter of 2002 was primarily due to the decrease in premiums written on aviation business in 2003, a result of the decrease in the number of airline passengers due to recent security concerns together with the impact of SARS and the Iraq war. The Company ceased underwriting aviation business through the Oak Entities in the second quarter of 2003.

      The Company's property catastrophe business was sold effective April 1, 2002 to Endurance Specialty Insurance Ltd. ("Endurance") which was primarily responsible for the gross written property catastrophe premium decrease of $18.5 million in the second quarter of 2003. Gross premiums written of $1.4 million for the three months ended June 30, 2003 represent adjustment premiums received related to business written prior to April 1, 2002.

      Premiums earned

                                         2003           2002           Change
                                       --------       ---------       --------
                                                   (in thousands)
Gross premiums written                 $ 94,347       $ 173,336       $(78,989)
Change in gross unearned premiums       (12,731)        (30,381)        17,650
                                       --------       ---------       --------
Gross premiums earned                    81,616         142,955        (61,339)
                                       --------       ---------       --------

Gross premiums ceded                     (9,350)       (107,695)        98,345
Change in ceded unearned premiums         1,262          59,559        (58,297)
                                       --------       ---------       --------
Ceded premiums earned                    (8,088)        (48,136)        40,048
                                       --------       ---------       --------
Net premiums earned                    $ 73,528       $  94,819       $(21,291)
                                       ========       =========       ========

      Gross premiums ceded for the three months ended June 30, 2003 were $9.4 million compared to $107.7 million for the three months ended June 30, 2002. The decrease of $98.3 million was primarily due to the Company's sale of LaSalle Re's in-force business to Endurance effective April 1, 2002, combined with the decrease in gross premiums written by the Oak Entities.

      Claims and claims expenses

      Claims and claims expenses for the three months ended June 30, 2003 were $44.5 million compared to $54.0 million for the same period in 2002, a decrease of $9.5 million. The decrease in claims and claims expenses in 2003 is primarily due to the sale of LaSalle Re's in-force business and the decrease in premiums earned through the Oak Entities in 2003, combined with the inclusion of favorable development on reserves for unpaid claims and claims expenses of $12.9 million during the 2002 quarter.

      Underwriting expenses

                                        2003          2002          Change
                                       -------       -------       -------
                                                 (in thousands)
      Policy acquisition costs         $21,990       $22,983       $  (993)
      Underwriting costs                13,730        10,380         3,350
                                       -------       -------       -------
      Total underwriting expenses      $35,720       $33,363         2,357
                                       =======       =======       =======

      Underwriting expense ratio          48.6%         35.2%         13.4%
                                       =======       =======       =======

      Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for the second quarter of 2003 increased by $2.4 million compared to the second quarter of 2002. The increase in 2003 is attributable in part to increased legal fees incurred related to the ongoing efforts of senior management of Trenwick's Lloyd's operations to seek alternate sources of capital to replace Trenwick's ownership of the Lloyd's operations and the current underwriting capacity provided by Trenwick. The increase in the underwriting expense ratio can be attributed to the decrease in aviation premiums, which generally carry significantly lower commission rates than that of other lines of business written through the Oak Entities.

      Net investment income

                                               2003             2002            Change
                                             ---------        ---------        --------
                                                            (in thousands)
      Average invested assets                $ 757,586        $ 808,524        $(50,938)
      Average annualized yields                    2.1%             5.3%           (3.2)%
                                             ---------        ---------        --------
      Investment income - portfolio          $   4,011        $  10,814        $ (6,803)

      Investment income - non-portfolio            325               57             268
      Investment expenses                          (71)            (196)            125
                                             ---------        ---------        --------
      Net investment income                  $   4,265        $  10,675        $ (6,410)
                                             =========        =========        ========

Net investment income for the three months ended June 30, 2003 was $4.3 million compared to $10.7 million for the same period in 2002. The decrease of $6.4 million was due to lower market yields and lower invested assets primarily due to a dividend paid by the Company to Trenwick of $258 million in June 2002.

Foreign currency gains

The Company recorded foreign currency gains of $1.1 million for the three months ended June 30, 2003, compared to gains of $0.3 million for the three months ended June 30, 2002. The gains are a result of the strengthening British Pound against the U.S. Dollar.

Other income (expense)

The Company recorded other expenses of $84.9 million during the three months ended June 30, 2003 as compared to other income of $2.0 million for the same period in 2002. The expenses in 2003 are primarily the result of the recording of a 100% valuation allowance on a $75.0 million loan and advances of $9.9 million, both receivable from Trenwick, which were determined to be uncollectible.

Net realized gains (losses)

Net realized losses on investments were $2.1 million during the three months ended June 30, 2003, compared to gains of $5.5 million for the three months ended June 30, 2002. The loss in 2003 primarily relates to a 100% valuation allowance provided on the Company's investment in Trenwick Capital Trust I preferred stock of $1.9 million. The gains in 2002 were a result of securities sales executed to fund claims payments.

Results of Operations - Six Months Ended June 30, 2003 and 2002

The Company recorded an operating loss of $85.4 million for the six months ended June 30, 2003 as compared to operating income of $18.1 million recorded in the six months ended June 30, 2002. The 2003 operating loss was primarily the result of the recording of a 100% valuation allowance against a $75.0 million loan and $9.9 million of advances, both receivable from Trenwick. Additionally, the 2003 results included a greater underwriting loss and decreased investment income when compared to the first six months of 2002.

                                               ------------------------------------------
                                                 2003             2002            Change
                                               ---------        ---------        --------
                                                              (in thousands)
Net premiums earned                            $ 143,348        $ 201,643        $(58,295)
                                               ---------        ---------        --------
Claims and claims expenses  incurred              78,077          133,270         (55,193)
Acquisition costs & underwriting expenses         71,845           72,488            (643)
                                               ---------        ---------        --------
Total expenses                                   149,922          205,758         (55,836)
                                               ---------        ---------        --------
Net underwriting income (loss)                 $  (6,574)          (4,115)         (2,459)
                                               =========        =========        ========

Loss ratio                                          54.5%            66.1%          (11.6)%
Underwriting expense ratio                          50.1%            35.9%           14.2%
Combined ratio                                     104.6%           102.0%            2.6%

      The underwriting loss of $6.6 million in the first six months of 2003 represented a $2.5 million greater loss compared to the underwriting loss of $4.1 million in the first six months of 2002. The increase in underwriting loss as well as the increase in the combined ratio can be attributed to the sale of LaSalle Re's in-force reinsurance business in 2002 and the decrease in premiums earned through the Oak Entities. In addition, the increase in the combined ratio can be attributed to the increase in underwriting expenses in 2003.

      Premiums written

      Gross premiums written for the first six months of 2003 were $233.1 million compared to $363.2 million for the first six months of 2002, a decrease of $130.1 million or 35.8%. Details of gross premiums written are provided below:

                                            2003          2002          Change
                                          --------      --------      ---------
                                                     (in thousands)
      Lloyd's syndicates                  $229,313      $261,996      $ (32,683)
      Worldwide property catastrophe         3,761       101,221        (97,460)
                                          --------      --------      ---------
      Gross premiums written              $233,074      $363,217      $(130,143)
                                          ========      ========      =========

      The decrease of $32.7 million in Lloyd's gross premiums written for the first six months of 2003 compared to $262.0 million in the first six months of 2002 was primarily due to a decrease in premiums from aviation business in 2003 as previously mentioned. The Company ceased underwriting aviation business through the Oaks Entities in the second quarter of 2003.

      The Company's property catastrophe business was sold effective April 1, 2002 to Endurance which was primarily responsible for the gross written property catastrophe premium decrease of $97.5 million in the first six months of 2003. Gross premiums written of $3.8 million for the six months ended June 30, 2003 represent adjustment premiums received related to business written prior to April 1, 2002.

      Premiums earned

                                        2003            2002           Change
                                      ---------       ---------       ---------
                                                   (in thousands)
Gross premiums written                $ 233,074       $ 363,217       $(130,143)
Change in gross unearned premiums       (37,046)        (63,662)         26,616
                                      ---------       ---------       ---------
Gross premiums earned                   196,028         299,555        (103,527)
                                      ---------       ---------       ---------

Gross premiums ceded                    (45,438)       (168,691)        123,253
Change in ceded unearned premiums        (7,242)         70,779         (78,021)
                                      ---------       ---------       ---------
Ceded premiums earned                   (52,680)        (97,912)         45,232
                                      ---------       ---------       ---------
Net premiums earned                   $ 143,348       $ 201,643       $ (58,295)
                                      =========       =========       =========

      Gross premiums ceded for the six months ended June 30, 2003 were $45.4 million compared to $168.7 million for the six months ended June 30, 2002. The decrease of $123.3 million was primarily due to the decrease in premiums written through the Oak

      Entities combined with the Company's sale of LaSalle Re's in-force business to Endurance effective April 1, 2002.

      Claims and claims expenses

      Claims and claims expenses for the six months ended June 30, 2003 were $78.1 million compared to $133.3 million for the same period in 2002, a decrease of $55.2 million. The decrease in claims and claims expenses in 2003 is primarily attributable to the inclusion, in 2002, of loss development related to the September 11th terrorist attacks of $25.7 million combined with the sale of LaSalle Re's in-force reinsurance business in 2002 and the decrease in premium earned through the Oak Entities.

      Underwriting expenses

                                        2003          2002          Change
                                       -------       -------       -------
                                                  (in thousands)
      Policy acquisition costs         $42,185       $50,422       $(8,237)
      Underwriting costs                29,660        22,066         7,594
                                       -------       -------       -------
      Total underwriting expenses      $71,845       $72,488          (643)
                                       =======       =======       =======

      Underwriting expense ratio          50.1%         35.9%         14.2%
                                       =======       =======       =======

      Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for the first six months of 2003 decreased by $0.6 million compared to underwriting expenses for the first six months of 2002. The decrease in 2003 is attributable to the sale of LaSalle Re's in-force reinsurance business in 2002, and the decrease in premiums earned through the Oak Entities in 2003 offset in part by increased legal fees incurred in 2003 related to attempts to seek alternate sources of capital for Trenwick's and the Company's Lloyd's operations.

      Net investment income

                                               2003             2002            Change
                                             ---------        ---------        --------
                                                           (in thousands)
      Average invested assets                $ 767,680        $ 819,001        $(51,321)
      Average annualized yields                    2.9%             5.6%           (2.7)%
                                             ---------        ---------        --------
      Investment income - portfolio          $  11,099        $  23,137        $(12,038)

      Investment income - non-portfolio            393             (114)            507
      Investment expenses                         (347)            (515)            168
                                             ---------        ---------        --------
      Net investment income                  $  11,145        $  22,508        $(11,363)
                                             =========        =========        ========

      Net investment income for the six months ended June 30, 2003 was $11.1 million compared to $22.5 million for the same period in 2002. The decrease of $11.4 million was due to lower market yields and lower invested assets primarily due to a dividend paid by the Company to Trenwick of $258 million in June 2002.

Foreign currency gains

The Company recorded foreign currency gains of $1.0 million for the six months ended June 30, 2003, compared to gains of $0.1 million for the six months ended June 30, 2002, due to the strengthening of the British Pound against the U.S. dollar.

Other income (expense)

During the six months ended June 30, 2003, the Company recorded other expenses of $84.7 million as compared to other income of $2.3 million recorded during the same period in 2002. The 2003 expenses relate primarily to the establishment of a 100% valuation allowance against a $75.0 million loan and advances of $9.9 million, both receivable from Trenwick, that were determined to be uncollectible.

Net realized gains (losses)

Net realized losses on investments were $1.8 million during the six months ended June 30, 2003, compared to a gain of $7.0 million for the six months ended June 30, 2002. The loss in 2003 is due to a 100% valuation allowance recorded on the Company's investment in Trenwick Capital Trust I preferred stock of $1.9 million. The gains in 2002 were a result of securities sales executed to fund claims payments.

Cumulative effect of change in accounting principle

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

As of June 30, 2003, the Company's consolidated investments and cash totaled $695.8 million as compared to $806.3 million at December 31, 2002 (includes a loan to Trenwick of $75.0 million). The decrease is primarily due to the 100% valuation allowance recorded on the Company's loan to Trenwick of $75 million as of June 30, 2003.

As of June 30, 2003, the Company's consolidated shareholder equity totaled $44.7 million compared to $134.9 million at December 31, 2002. The reduction is primarily a result of 100% valuation allowance recorded by the Company against a loan of $75.0 million, advances of $9.9 million (both receivable from Trenwick) and the Company's investment in Trenwick Capital Trust I preferred stock of $1.9 million. During the six months ended June 30, 2003, the unrealized appreciation of debt securities increased by $4.4 million.

Cash used by the Company's operating activities for the six months ended June 30, 2003 was $35.1 million compared to cash provided of $61.5 million in the comparable period of 2002. The reduction of cash flow from operations was due primarily to an overall decrease in premiums collected and a reduction in net investment income received offset by a decrease in claim payments.

Net cash provided by investing activities during the six months ended June 30, 2003 was $44.9 million compared to $202.6 million provided from investing activities for the same period in 2002. The decrease of $157.7 million results primarily from the sales of securities needed to fund the Company's dividend payment to Trenwick of $258 million in June 2002.

Financings, Financing Capacity and Capitalization

Concurrently with the Trenwick/LaSalle business combination in September of 2000, Trenwick America and Trenwick Holdings Limited ("Trenwick Holdings"), Trenwick's U.S. and U.K. holding companies, entered into an amended and restated $490 million credit agreement with various lending institutions (the "Banks"), which was guaranteed by the Company. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid in full on June 17, 2002. Additionally, on December 24, 2002, the credit agreement was amended to reduce the letter of credit facility, which is utilized by Trenwick to support its underwriting operations at Lloyd's, to the currently outstanding $182.5 million. The letter of credit facility is scheduled to terminate on December 31, 2003, although the letters of credit issued pursuant to the facility will not expire until December 31, 2006.

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

The December Amendments also prohibit Trenwick and its subsidiaries from declaring or paying any dividends (including on Trenwick's common shares, the Series A Preferred Shares of the Company and the capital securities issued by Trenwick Capital Trust I). The December Amendments and the other amendments and waivers entered into in the first and second quarters of 2003 waive certain other defaults, add covenants further restricting the operation of Trenwick's business (including that of the Company), prohibit Trenwick from making certain payments without the Banks' approval, prohibit Trenwick and its subsidiaries from selling or otherwise disposing of any assets or property (including the Company), require Trenwick to regularly report certain financial information to the Banks, and adjust downward certain of the financial covenants.

Pursuant to the December Amendments, Trenwick was required to collateralize with cash, cash equivalents and marketable securities 60% of the outstanding letters of credit by August 1, 2003. As it was unable to do so, Trenwick's insurance company subsidiaries are now prohibited from underwriting any insurance or reinsurance business without the Banks' prior approval. In addition, Trenwick is required to use its best efforts to terminate the letters of credit by December 31, 2003. In order to do so, the letters of credit would need to be replaced with other letters of credit or collateral acceptable to Lloyd's. In the event Trenwick has not terminated the letters of credit by December 31, 2003, it is required on such date to collateralize with cash, cash equivalents and marketable securities the full amount of the outstanding letters of credit. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit as required by the December Amendments.

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

Trenwick America did not pay principal and interest on its Senior Notes due on August 1, 2003, which also created an event of default with respect to the letter of credit facility and other certain other indebtedness of Trenwick. Therefore, Trenwick may be required to fully and immediately collateralize the outstanding letters of credit under the terms of the guaranty agreement. No liability for any such amounts has been reflected in Trenwick's or the Company's financial statements.

As announced on August 7, 2003, Trenwick has entered into an agreement in principle on a long-term restructuring of its debt obligations, the sale of its business operations at Lloyd's, and the runoff of its remaining businesses with
(i) the majority of the beneficial holders of its Senior Notes, (ii) the steering committee of the Banks, and (iii) the Management Team of Trenwick's Lloyd's operations and third party investors.

The restructuring is intended to be implemented through various means, including but not limited to the following: (i) the filing by Trenwick and/or one or more of its subsidiaries of Chapter 11 bankruptcy proceedings in the United States and the filing of similar proceedings in Bermuda, Barbados or the United Kingdom, as the case may be; (ii) the sale by Trenwick of substantially all of its Lloyd's operations to a company controlled by the Management Team and with capital provided by the Management Team, third-party investors and the Banks,
(iii) the establishment of a new holding company by LaSalle Re to ultimately own 100% of the economic interest in the Oak Entities and Oak Four Dedicated and 20% of the economic interest in a new corporate capital member to be formed by the Management Team to support underwriting at Lloyd's for the 2004 and subsequent years of account and (iv) the retention of third party run-off advisors and the continued runoff or disposition of all of Trenwick's other insurance and reinsurance operations. In light of the foregoing, Trenwick believes that it is unlikely that any of the holders of the shares of Trenwick or the Company will receive any return on their investment in the near term if at all.

The terms of the restructuring are subject to the satisfaction of numerous conditions precedent including, but not limited to, the following: (i) approval of the restructuring by the Banks; (ii) negotiation of definitive documentation
(iii) receipt of all requisite regulatory and other approvals in the United States, Bermuda and the United Kingdom; (iv) due diligence by Englefield Capital LLP, the proposed equity sponsor of the Management Team, which has entered into an exclusive negotiation agreement with Trenwick, and (v) approval of any court having jurisdiction over the above-referenced insolvency proceedings.

On August 20, 2003, the Company and its affiliates, Trenwick and Trenwick America (collectively with the Company and Trenwick, the "Debtors"), filed for protection from their creditors under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On that same date, the Company and Trenwick filed proceedings in the Supreme Court of Bermuda known under Bermudian law as "winding up." The Company and Trenwick petitioned the Supreme Court of Bermuda to issue an order appointing Joint Provisional Liquidators for the Company and Trenwick and requested that deference be paid in the "winding up" to the jurisdiction of the Bankruptcy Court and the Debotors' restructuring efforts in accordance with the Bankruptcy Code. On August 22, 2003, the Supreme Court of Bermuda appointed John M. Wardrop of KPMG LLP in the U.K. and Michael
W. Morrison of KPMG in Bermuda as Joint Provisional Liquidators. It is the intention of the Debtors to implement the restructuring agreed to among the Debtors and their creditor constituencies, as discussed above, through the bankruptcy process.

The majority of the assets and liabilities included in the consolidated balance sheet of the Company are assets and liabilities of LaSalle Re Limited, a regulated insurance company, which is not subject to the proceedings in the Bankruptcy Court or the Supreme Court of Bermuda.

During the three months ended June 30, 2003, the Company recorded a 100% valuation allowance against the $75.0 million loan and $9.9 million of advances receivable from Trenwick as well as against the Company's investment in Trenwick Capital Trust I preferred stock of $1,892. As a result, as of June 30, 2003, the estimated capital and surplus of LaSalle Re was $43,333 and therefore, LaSalle Re did not meet the minimum statutory capital and surplus level of $100,000 required for a Class 4 reinsurer in Bermuda. The Company is in the process of filing a request with the Bermuda Monetary Authority ("BMA") to change to a Class 3 reinsurer in Bermuda. If the request is approved, the Company would be in compliance with the minimum level of capital and surplus for a Class 3 reinsurer, which is equal to 15% of net reserves, or $22,166 for LaSalle Re at June 30, 2003. There can be no assurance that the request will be approved by the BMA.

In addition to the foregoing, at any time, one or more of the insurance regulatory authorities having jurisdiction over Trenwick's insurance company subsidiaries may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick or its subsidiaries may commence proceedings against Trenwick or its unregulated subsidiaries seeking their liquidation.

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

The Series B Shares are convertible into common shares of Trenwick after five years or upon the occurrence of certain "special conversion events" or the failure of Trenwick to maintain certain levels of capital. On February 20, 2003, Trenwick delivered a notice to European Re that Trenwick's GAAP Net Worth (as defined in the Certificate of Designation, Preferences and Rights (the "Certificate of Designation") of the Series B Shares) had fallen below $225 million. Trenwick's GAAP Net Worth did not equal or exceed $225 million during the period from February 20, 2003 through April 21, 2003 (which is 60 days after the date of notice). As a result, a Net Worth Conversion Event (as defined in the Certificate of Designation) occurred on April 21, 2003, and the Series B Shares are now convertible at the option of European Re into Trenwick common shares upon no less than 60 trading days advance notice to Trenwick. European Re has not delivered to Trenwick such a notice of conversion. As of December 31, 2002, the Series B Shares would be settled upon conversion with approximately
12.2 million common shares, or 33% of Trenwick's common shares, based on the year end figures for 2002. Trenwick has been notified by European Re that European Re believes Trenwick's calculation of the number of common shares to be received upon conversion of the Series B Preferred Shares is erroneous and that under European Re's interpretation of the documentation the Series B Preferred Shares would have been entitled to convert into approximately 48.1 million shares, or 56.6% of the common shares, based on the year end figures for 2002. Trenwick believes its calculation is correct but intends to discuss this issue with European Re. If European Re converts its Series B Preferred Shares, there would be substantial dilution to the holders of the common shares, and this conversion could result in European Re obtaining control of Trenwick, and therefore the Company, subject to compliance with applicable insurance law and regulation.

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

                           FUTURE BUSINESS OPERATIONS

The future operations of the Company and its financial results will differ materially from those of 2002 and prior years as the Company has sold the in-force business of its primary operating subsidiary, LaSalle Re, and has placed LaSalle Re into runoff. As described above in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company, Trenwick, and Trenwick America on August 20, 2003 filed for protection from their creditors under chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware and the Company and Trenwick filed proceedings in the Supreme Court of Bermuda known under Bermudian law as "winding up." The Company, Trenwick, and Trenwick America will be operating under the supervision of the Bankruptcy Court (and, in the case of the Company and Trenwick, also under the Supreme Court of Bermuda), and as a result, their expenditures will be subject to the approval of such court or courts, as the case may be.

The result of the foregoing is that the future operations of the Company are likely to consist substantially of the management in runoff of LaSalle Re, including administration of claims, regulatory reporting, settlement of reinsurance agreements (including commutations thereof where appropriate), cash and investment management and related matters, and the participation in Lloyd's syndicates through the Oak Entities as corporate capital providers. As announced on August 7, 2003, Trenwick has entered into an agreement in principle on a long-term restructuring of its debt obligations, the sale of its business operations at Lloyd's, and the runoff of its remaining businesses with (i) the majority of the beneficial holders of its Senior Notes, (ii) the steering committee of the Banks, and (iii) the Management Team of Trenwick's Lloyd's operations and third party investors.

The restructuring is intended to be implemented through various means, including but not limited to the following: (i) the filing by Trenwick and/or one or more of its subsidiaries of chapter 11 bankruptcy proceedings in the United States and the filing of similar proceedings in Bermuda, Barbados or the United Kingdom, as the case may be; (ii) the sale by Trenwick of substantially all of its Lloyd's operations to a company controlled by the Management Team and with capital provided by the Management Team, third-party investors and the Banks
(iii) the establishment of a new holding company by LaSalle Re to ultimately own 100% of the economic interest in the Oak Entities and Oak Four Dedicated and 20% of the economic interest in a new corporate capital member to be formed by the Management Team to support underwriting at Lloyd's for the 2004 and subsequent years of account and (iv) the retention of third party run-off advisors and the continued runoff or disposition of all of Trenwick's other insurance and reinsurance operations. In light of the foregoing, Trenwick believes that it is unlikely that any of the holders of the shares of Trenwick or of its wholly-owned Bermuda subsidiary, LaSalle Re Holdings Ltd, will receive any return on their investment in the near term if at all.

The terms of the restructuring are subject to the satisfaction of numerous conditions precedent including, but not limited to, the following: (i) approval of the restructuring by the Banks; (ii) negotiation of definitive documentation
(iii) receipt of all requisite regulatory and other approvals in the United States, Bermuda and the United Kingdom; (iv) due diligence by Englefield Capital LLP, the proposed equity sponsor of the Management Team, which has entered into an exclusive negotiation agreement with Trenwick, and (v) approval of any court having jurisdiction over the above-referenced insolvency proceedings.

The Company currently does not have sufficient capital to continue to support its Lloyd's operations and if the proposed restructuring is not implemented or if substitute capital or new ownership is not otherwise arranged in the near future it is likely that the Company's Lloyd's operations will be placed into runoff.

The costs involved in the runoff operations of LaSalle Re are likely to differ significantly from those of prior years, where a significant portion of the operating costs related to underwriting, marketing and securing reinsurance for new business. The reimbursement of costs as they relate directly to LaSalle Re's runoff will be subject to review by the Bermuda Monetary Authority (the "BMA") which may challenge these costs or impose other restrictions with respect to the runoff including the provision of an acceptable runoff plan. Adverse loss development, weakness in reinsurance recoveries or the failure to realize the value of investments including the intercompany receivables, among other factors, could significantly and negatively impact the success of any runoff. It is unlikely that any amounts will be available to the equity holders of the Company until and unless the BMA has been assured of the solvency of LaSalle Re, which may require several years, if achievable at all. In the event that the runoff is not successful, it is also possible that LaSalle Re may be placed under the control of the BMA, voluntarily or involuntarily, through rehabilitation, liquidation or other similar proceedings.

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

Trenwick is in default under its senior credit facility, which we have guaranteed with a security interest in LaSalle Re. We have filed for protection under chapter 11 of the United States Bankruptcy Code and are in the process of filing "winding up" proceedings in the Supreme Court of Bermuda.

Trenwick currently has outstanding $182.5 million of letters of credit issued by the banks under its credit facility. Trenwick is obligated to reimburse the banks for any amounts drawn on these letters of credit, and for related fees and expenses. No amounts have been drawn on the letters of credit to date. However, Trenwick America was unable to make payment of principal and interest due on its Senior Notes on august 1, 2003 and is therefore currently in default under the terms of the Senior Notes. This default constituted an event of default under the letter of credit facility and Trenwick is required under that facility to collateralize, with cash or cash equivalents, 60% of the letters of credit. Trenwick is unable to provide such security.

On August 20, 2003, we and our affiliates Trenwick and Trenwick America Corporation filed for protection under chapter 11 of the United States Bankruptcy Code with the

United States Bankruptcy Court for the District of Delaware. On that same date, we and Trenwick filed proceedings in the Supreme Court of Bermuda known under Bermudian law as "winding up." We and Trenwick petitioned the Supreme Court of Bermuda to issue an order appointing Joint Provisional Liquidators for us and Trenwick and have requested that deference be paid in the "winding up" to the jurisdiction of the Bankruptcy Court and our restructuring efforts in accordance with the Bankruptcy Code. On August 22, 2003, the Supreme Court of Bermuda appointed John M. Wardrop of KPMG LLP in the U.K. and Michael W. Morrison of KPMG in Bermuda as Joint Provisional Liquidators. It is our intention to implement the restructuring agreed to among us, Trenwick America, Trenwick and our and their creditor constituencies, as discussed above, through the bankruptcy process.

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

In the absence of the permission granted by the BMA discussed in the previous paragraph, as a consequence of the suspension of trading, all transfers of shares involving holders of Trenwick's or the Company's securities would be required to be approved by the BMA before they could be entered into Trenwick's or the Company's share register. This procedure would only apply to share transfers involving shareholders who hold shares in their own name on Trenwick's or the Company's share register (a "record holder"). Shareholders who hold through nominees, brokers, or banks, which in turn have accounts through other nominees, would not be affected by this approval procedure unless one of the parties to the transfer becomes a record holder on Trenwick's or the Company's share register or the number of share held by an existing record holder is increased or decreased by the transfer. If the BMA's free transferability permission is rescinded, this pre-approval process will cause a delay in share transfers.

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

As a result of the September 11, 2001 terrorist attacks, LaSalle Re incurred large catastrophe losses that enabled Trenwick to exercise its rights under a catastrophe equity put option with European Reinsurance Company of Zurich, a subsidiary of Swiss Reinsurance Company ("European Re"). In this transaction, Trenwick issued Series B convertible preferred shares to European Re for a purchase price of $40 million. These Series B shares are convertible into Trenwick's common shares upon the occurrence of certain events, including Trenwick's failure to maintain a net worth (as defined) under generally accepted accounting principles of $225 million. Trenwick's net worth is below $225 million, and European Re is able to convert the Series B preferred shares into Trenwick common shares upon not less than 60 trading days' notice to Trenwick. As of December 31, 2002, the Series B Shares would be settled upon conversion with approximately 12.2 million common shares, or 33% of Trenwick's common shares, based on the year end figures for 2002. Trenwick has been notified by European Re that European Re believes Trenwick's calculation of the number of common shares to be received upon conversion of the Series B Preferred Shares is erroneous and that under European Re's interpretation of the documentation the Series B Preferred Shares would have been entitled to convert into approximately
48.1 million shares, or 56.6% of the common shares, based on the year end figures for 2002. Trenwick believes its calculation is correct but intends to discuss this issue with European Re. If European Re converts its Series B Preferred Shares, there would be substantial dilution to the holders of the common shares, and this conversion could result in European Re obtaining control of Trenwick, and therefore the Company, subject to compliance with applicable insurance law and regulation.

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

Our financial strength ratings have been downgraded significantly by Standard & Poor's and Fitch, and have been withdrawn by Moody's Investor Services. These downgrades and withdrawal generally reflect the ratings services' views that our business prospects and financial flexibility are very limited.

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

We do not currently have sufficient capital to provide continued financial support to permit us to continue to operate Syndicates 839 and 44 at Lloyd's. Trenwick has entered into a letter of intent with respect to an agreement in principle which includes the sale of substantially all of its Lloyd's operations to a company controlled by the current members of management of Trenwick's Lloyd's operations and with capital provided by the Management Team, third-party investors and the Banks. In the event that we are unable to complete the proposed restructuring or raise substitute capital or to transfer our ownership to an entity with adequate financial strength to support the continued operations, it is likely that Lloyd's will withdraw the authority of these syndicates to continue to write business and we will place these syndicates in runoff. There can be no assurance that there will be any proceeds derived from Trenwick's Lloyd's operations in the event that they are placed in runoff.

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

Our business model relied to a large extent on reinsurance to reduce our underwriting risk. As of June 30, 2003, our reinsurance recoverable balance was approximately $900 million. LaSalle Re is subject to credit risk with respect to its reinsurers because the transfer of risk to a reinsurer does not relieve LaSalle Re of its liability to the insureds. In addition, reinsurers may be unwilling to pay us even though they have the financial resources and are contractually obligated to do so. Unfavorable arbitration decisions or the failure of one or more of the reinsurers to honor their obligations or make timely payments would impact our cash flow and could cause us to incur significant losses. In the event of the rehabilitation, supervision, conservation or liquidation of LaSalle Re, we may not be able to influence the outcome of the collectibility of reinsurance recoverables, in that it will be the responsibility of the regulators supervising such proceedings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information concerning market risk as stated in the Company's 2002 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

      (a) The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective as of the end of such period.

      (b) There have been no changes during the period covered by this Quarterly Report in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

      10.1 Fifth Waiver to the Credit Agreement, dated as of March 21, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to LaSalle Re Holdings Limited's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-12823).

      10.2 Eighth Amendment to the Holdings Guaranty, dated as of March 24, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. Incorporated by reference to Exhibit 99.2 to LaSalle

            Re Holdings Limited's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-12823).

      10.3 Eighth Amendment and Waiver to the Credit Agreement, dated as of March 28, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.3 to LaSalle Re Holdings Limited's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-12823).

      10.4 Ninth Amendment to the Holdings Guaranty, dated as of March 28, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. Incorporated by reference to Exhibit 99.4 to LaSalle Re Holdings Limited's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-12823).

      10.5 Ninth Amendment and Waiver to the Credit Agreement, dated as of April 8, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.5 to LaSalle Re Holdings Limited's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-12823).

      10.6 Tenth Amendment and Consent to the Holdings Guaranty, dated as of April 8, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. Incorporated by reference to Exhibit 99.6 to LaSalle Re Holdings Limited's Current Report on Form 8-K, filed on April 10, 2003. (File No. 1-12823).

      10.7 Eleventh Amendment and Consent to the Holdings Guaranty, dated as of April 16, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. (File No. 1-12823)

      10.8 Amendment No. 1 to the Rights Agreement, dated as of April 18, 2003, by and between Trenwick Group Ltd. and EquiServe Trust Company, N.A. (successor to First Chicago Trust Company of New York). Incorporated by Reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on April 22, 2003. (File No. 1-12823)

      10.9 Sixth Waiver to the Credit Agreement, dated as of July 16, 2003, by and among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by

            Reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on July 18, 2003. (File No. 1-12823)

      10.10 Third Consent to the Holdings Guaranty, dated as of July 16, 2003, by and among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by Reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed on July 18, 2003. (File No. 1-12823)

      10.11 Letter of Intent, dated as of August 6, 2003, by and among Trenwick and its subsidiaries, LaSalle Re Limited, Trenwick America and Trenwick Managing Agents Limited, the majority of the beneficial holders of the 6.70% Senior Notes of Trenwick America, the steering committee of the lending institutions that have issued letters of credit under a senior secured credit facility on behalf of certain subsidiaries of Trenwick in support of Trenwick's Lloyd's operations and a group composed of current members of management of Trenwicks Lloyd's operations. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed on August 18, 2003, 2003. (File No. 1-12823)

      31.1  Certification of Acting CEO Per Section 302 of the Sarbanes - Oxley
            Act

      31.2  Certification of CFO Per Section 302 of the Sarbanes- Oxley Act

      32.1  Certification of Acting CEO Per Section 906 of the Sarbanes- Oxley
            Act

            (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.)

      32.2  Certification of Acting CFO Per Section 906 of the Sarbanes-Oxley
            Act

            (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.)

      (b)   Reports on Form 8-K

      LaSalle Re Holdings Limited filed Current Reports on Form 8-K on the following dates during the second quarter of 2003:

      April 10, 2003, reporting (a) certain amendments to Trenwick's credit agreement and related guaranty, and a waiver agreement under Trenwick's credit agreement to provide for, among other things, waivers of potential covenant defaults and extension of a number of deadlines imposed under the credit agreement and related guaranty. (b) Trenwick's delivery of notice to the holder of Trenwick's Series B Cumulative Perpetual Preferred Shares that Trenwick's GAAP net worth had fallen below $225 million and that a Net Worth Conversion Event would occur on April 21, 2003 if Trenwick's GAAP net worth did not equal or exceed $225 million on or before such date, (c) certain risk-based capital (RBC) and statutory capital impairment issues relating to Trenwick's subsidiaries Trenwick America Reinsurance Corporation and The Insurance Corporation of New York, and discussions with the insurance departments of Connecticut and New York relating thereto, (d) the receipt by Trenwick of notice from the New York Stock Exchange of the potential suspension from trading and delisting of Trenwick's common shares and the Series A Preferred Shares of LaSalle Re Holdings Limited and (e) the contribution of the Oak Entities to LaSalle Re Limited.

      April 22, 2003, reporting an amendment to Trenwick's Rights Agreement with Equiserve Trust Company.

      July 18, 2003, reporting a Sixth Waiver and Third Consent to Trenwick's credit agreement.

      August 18, 2003, reporting that Trenwick, Trenwick America, LaSalle Re Holdings Limited and Trenwick Managing Agents Limited had entered into a letter of intent, dated August 6, 2003, with respect to an agreement in principle on a long-term restructuring of Trenwick's debt obligations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           LaSalle Re Holdings Limited


Date: August 27, 2003            By: /s/ W. Marston Becker
                                 --------------------------------------
                                 Name:  W. Marston Becker
                                 Title: Acting Chief Executive Officer


Date: August 27, 2003            By: /s/ Alan L. Hunte
                                 --------------------------------------
                                 Name:  Alan L. Hunte
                                 Title: President and Chief Financial Officer